Form 10-Q
period 1997-09-30
HARRIS FINANCIAL INC
filed 1997-11-14
CIK 1034650

Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 1997

                                       OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number: 0-22399
                        -------

                             HARRIS FINANCIAL, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

         PENNSYLVANIA                                           23-2889833
------------------------------                              -------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                              Identification No.)

235 North Second Street, PO Box 1711, Harrisburg, Pennsylvania        17105
--------------------------------------------------------------      ----------
      (Address of principal executive offices)                      (Zip Code)

(Registrant's telephone number, including area code)              717-236-4041
                                                                  ------------


--------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_. No ___.

     Indicate the number of shares outstanding of each of the Bank's classes of common stock, as of practicable date 33,779,325 shares of stock, par value of $.01 per share, outstanding at October 31, 1997.

Part I. Financial Information.


Part 1, Item 1    Financial Statements.


                             (Balance of this page is left intentionally blank.)

                     HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                                 (in thousands)
                                   (Unaudited)

                                                                                                   September 30,        December 31,
                                                                                                       1997                 1996
                                                                                                   -------------        -----------
Assets
-------------
Cash and Cash Equivalents                                                                            $    71,050        $    29,693
Marketable Securities held to maturity (note 2)                                                           99,121            109,417
Marketable Securities available for sale (note 2)                                                        970,838            719,493
Loans receivable, net                                                                                    882,394            823,916
Loans held for sale, net                                                                                  11,318              9,053
Loan Servicing Rights (note 3)                                                                            12,014             12,264
Real estate held for investment                                                                              617                898
Foreclosed real estate                                                                                     6,940              7,042
Premises and equipment, net of accumulated
   depreciation of $14,344 and $13,845                                                                    17,931             14,595
Accrued interest receivable                                                                               14,665             12,052
Income taxes receivable                                                                                     --                4,677
Intangible assets                                                                                         20,001             21,695
Other Assets                                                                                               3,410              3,317
                                                                                                     -----------        -----------
   Total Assets                                                                                      $ 2,110,299        $ 1,768,112
                                                                                                     ===========        ===========

Liabilities and Stockholders' Equity
Deposits                                                                                             $ 1,128,191        $ 1,173,423
Escrow                                                                                                     4,293              8,203
Accrued Interest Payable                                                                                   9,734              3,012
Postretirement benefit obligation                                                                          2,583              2,360
Other borrowings (note 4)                                                                                786,309            420,631
Deferred tax liability                                                                                     2,734              3,257
Other liabilities                                                                                          3,438              4,474
                                                                                                     -----------        -----------
   Total Liabilities                                                                                 $ 1,937,282        $ 1,615,360
                                                                                                     ===========        ===========

Common stock, $ .01 par value, authorized 50,000,000 shares 33,779,325 shares issued and outstanding at September 30, 1997, 33,649,200 shares issued and outstanding at December 31, 1996
All share and per share data has been restated to give effect to the 3 for 1 stock split on November 18, 1997
(notes 8 and 9)                                                                                      $       338        $       112
Paid in Capital                                                                                           26,945             25,902
Retained Earnings                                                                                        138,734            124,812
Net unrealized gain on marketable securities                                                               8,243              3,615
Employee stock ownership plan                                                                               (653)            (1,024)
Recognition and retention plans                                                                             (590)              (665)
                                                                                                     -----------        -----------
    Total stockholders' equity                                                                           173,017            152,752
                                                                                                     -----------        -----------
    Total liabilities and stockholders' equity                                                       $ 2,110,299        $ 1,768,112
                                                                                                     ===========        ===========

See accompanying notes to the financial statements.

                        Consolidated Statements of Income
                    (in thousands, except for per share data)
                                   (Unaudited)

                                                                           Nine Months Ended                Three Months Ended
                                                                              September 30,                    September 30,
                                                                       ----------------------------    ----------------------------
Interest Income                                                             1997           1996            1997             1996
                                                                       ------------    ------------    ------------    ------------
  Loans Receivable:
      First mortgage loans                                             $     34,515    $     35,077    $     11,634    $     13,120
      Commercial, Consumer, Other                                            19,149          14,999           6,837           5,412
  Taxable investments                                                        15,149           8,951           5,127           3,067
  Taxfree investments                                                         4,225           1,396           1,505             885
  Dividends                                                                   5,683           2,024           2,088             944
  Mortgage backed securities                                                 24,807          14,293          10,164           4,702
  Money market securities                                                       150             180              21             121
                                                                       ------------    ------------    ------------    ------------
       Total Interest Income                                                103,678          76,920          37,376          28,251
                                                                       ------------    ------------    ------------    ------------
Interest Expense:
  Deposits                                                                   40,883          41,894          13,685          14,463
  Borrowed Funds                                                             26,202           5,636          11,138           3,732
  Escrow                                                                        101             102              32              31
                                                                       ------------    ------------    ------------    ------------
    Total Int. Expense                                                       67,186          47,632          24,855          18,226
                                                                       ------------    ------------    ------------    ------------
     Net Int. Income                                                         36,492          29,288          12,521          10,025
Provision for Loan losses                                                       457           1,362             153             942
                                                                       ------------    ------------    ------------    ------------
    Net int. inc. after provision for loan losses                            36,035          27,926          12,368           9,083
                                                                       ------------    ------------    ------------    ------------
Non-interest income:
  Service Charges on Deposits                                                 1,187             642             458             216
  Other Svc. Charges/Commissions/Fees                                         1,016             618             364             173
  Net Servicing income                                                        1,616             992             530             745
  Gain/(loss) on sale of mortgage backed securities (note 2)                  3,424            (352)            690          (1,017)
  Gain/(loss) on sale of other securities, net (note 2)                         481             262              22            --
  Gain on sale of loans, net                                                  1,544           1,017             739           1,013
  Other                                                                       1,760             574           1,507             551
                                                                       ------------    ------------    ------------    ------------
      Total non-interest income                                              11,028           3,753           4,310           1,681
                                                                       ------------    ------------    ------------    ------------
Non-interest expense:
  Salaries and benefits                                                      12,685          10,912           4,553           4,207
  Equipment expense                                                           1,472           1,051             561             437
  Occupancy expense                                                           2,163           1,796             712             676
  Advertising/Public Relations                                                1,466           1,019             494             550
  FDIC insurance                                                                567           2,018             186             713
  SAIF assessment                                                              --             7,044            --             7,044
  Director fees                                                                 206             230              65              71
  Income from real estate operations                                           (518)           (313)           (185)            (23)
  Amortization of intangibles                                                 1,787           1,501             600             604
  Non-operational losses (note 5)                                              --             4,205            --              --
  Other                                                                       4,902           4,437           1,852           1,820
                                                                       ------------    ------------    ------------    ------------
     Total non-interest expense                                              24,730          33,900           8,838          16,099
                                                                       ------------    ------------    ------------    ------------
  Income before income taxes                                                 22,333          (2,221)          7,840          (5,335)
  Income tax expense                                                          7,301            (723)          2,582          (1,940)
                                                                       ------------    ------------    ------------    ------------
      Net Income                                                       $     15,032    $     (1,498)   $      5,258    $     (3,395)
                                                                       ============    ============    ============    ============
  Net Income per share (note 8)                                        $       0.44    $      (0.05)   $       0.15    $      (0.10)
                                                                       ============    ============    ============    ============
 Weighted average shares outstanding                                     34,032,342      32,949,993      34,158,039      32,957,994


See accompanying notes to financial statements

                     HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                                 (in thousands)
                                   (Unaudited)

                                                                                          Net      Employee   Recogni-
                                                                                       Unrealized   Stock      tion
                                                                                         Gain/      Owner-      And
                                                       Common    Paid in    Retained   (Loss) on     ship    Retention
                                                       Stock     Capital    Earnings   Securities    Plan       Plan       Total
                                                       ------  ---------    --------   ----------- --------- ----------  ---------
Balance at January 1, 1996                              $112     $25,322    $125,244     $3,120    $(1,519)   $(820)     $ 151,459
Net income                                                                    (1,498)                                       (1,498)
Dividends paid at $.145 per share                                             (1,097)                                       (1,097)
Exercised stock options                                              112                                                       112
Change in unrealized gain (loss) on marketable
  securities, net of tax effect of ($1,377)                                              (2,284)                            (2,284)
ESOP stock committed for release                                                                        371                    371
Earned portion of RRP plan                                                                                      117            117
Excess of fair value above cost of ESOP stock
   committed for release                                             257                                                       257
Excess of fair value above cost of earned portion
   of RRP stock                                                       37                                                        37
                                                       ------  ---------    --------   --------    --------- -------     ---------
Balance at September 30, 1996                            $112  $  25,728    $122,649     $  836      $(1,148)  $(703)    $ 147,474
                                                        =====  =========    ========   ========    ========= =======     =========

Balance at January 1, 1997                               $112  $  25,902    $124,812     $3,615      $(1,024)  $(665)    $ 152,752
Net income                                                                    15,032                                        15,032
Dividends paid at $.145 per share                                             (1,110)                                       (1,110)
Exercised stock options                                     1        441                                                       442
Change in unrealized gain (loss) on marketable
  securities, net of tax effect of $3,042                                                 4,628                              4,628
Additional Shares issued in a three-for-one stock split
  effected in the form of a stock dividend (note 8)       225       (225)                                                       --
ESOP stock committed for release                                                                         371                   371
Earned portion of RRP plan                                                                                        75            75
Excess of fair value above cost of ESOP stock
   committed for release                                             550                                                       550
Excess of fair value above cost of earned portion
   of RRP stock                                                      277                                                       277
                                                       ------  ---------    --------   --------    --------- -------     ---------
Balance at September 30, 1997                           $338   $  26,945    $138,734     $8,243      $  (653)  $(590)    $ 173,017
                                                       =================    ========   ========    =================     =========


See accompanying notes to consolidated financial statements.

                     HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                                      Nine Months Ended September 30,
                                                                      -------------------------------
                                                                        1997                   1996
                                                                      ---------             ---------
Cash flows from operating activities:
  Net Income                                                          $  15,032            $  (1,498)
  Adjustments to reconcile net income to net cash provided by operating activities:
    Non-operational loss                                                   --                  4,205
    Provision for loan losses                                               457                1,362
    Net depreciation, amortization, and accretion                         2,330                3,171
    Increase in loans held for sale                                      (1,031)              (8,007)
    Net (gain)/loss on sales of interest earning assets                  (5,449)                 299
    (Gain)/loss on sale of foreclosed real estate                           (24)                 148
    Equity losses from joint ventures                                        57                   12
    Increase in accrued interest receivable                              (2,613)              (2,421)
    Increase in accrued interest payable                                  6,722                7,552
    Amortization and write-off of intangibles                             1,787                1,754
    Earned ESOP shares                                                      921                  628
    Earned RRP shares                                                       352                  154
    Deferred income taxes                                                   239                2,668
    Other, net                                                             (133)               1,168
                                                                      ---------            ---------
  Net Cash provided by operating activities                              18,647               11,195
                                                                      ---------            ---------

Cash flows from investing activities:
   Proceeds from maturities and principal reductions of
       marketable securities:
           Held to Maturity                                              10,750               37,839
           Available-for-sale                                            20,485               60,554
   Proceeds from sales of marketable securities, available for sale     495,432              176,203
   Purchase of marketable securities:
           Held to Maturity                                                (500)                --
           Available-for-sale                                          (755,753)            (408,330)
   Purchase of loans                                                       --               (188,888)
   Loans Sold                                                            49,824                2,767
   Net increase in loan originations less principal payments on
       loans                                                           (109,119)            (122,121)
   Purchase of loan servicing rights                                       (781)              (7,050)
   Investment in real estate held for investments                            45                  (43)
   Proceeds from payments on real estate held for investment                182                    7
   Purchases of premises and equipment                                   (4,390)              (5,007)
   Cash proceeds received from the sale of foreclosed real
      estate                                                                759                  464
   Bank acquisition net of cash received                                   --                (14,771)
   Payment for holding company formation                                    (92)                --
                                                                      ---------            ---------
      Net Cash used in investing activities                            (293,158)            (468,376)
                                                                      ---------            ---------

See accompanying notes to the financial statements.


                                   (Continued)

                     HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (continued)
                                 (in thousands)
                                   (Unaudited)

                                                                         Nine Months Ended
                                                                           September 30,
                                                                         1997         1996
                                                                      ---------    ---------
Cash flows from financing activities:
    Net (decrease) increase in deposits                               $ (45,232)   $ 102,995
    Net increase in other borrowings                                    365,678      348,528
    Net (decrease) increase in escrow,                                   (3,910)       1,197
    Cash dividends                                                       (1,110)      (1,097)
    Proceeds from the exercise of stock options                             442           60
                                                                      ---------    ---------

    Net cash provided by financing operations                           315,868      451,683
                                                                      ---------    ---------

    Net increase (decrease) in cash and cash equivalents                 41,357       (5,498)

Cash and cash equivalents at beginning of period                         29,693       35,452
                                                                      ---------    ---------

Cash and cash equivalents at end of period                            $  71,050    $  29,954
                                                                      =========    =========

Supplemental disclosures:
Cash paid during the years for:

    Interest on deposits, advances and other borrowings
        (includes interest credited to deposit accounts)              $  52,663    $  40,373
    Income taxes                                                          7,638        2,378
Non-cash investing activities:
    Transfers from loans to foreclosed real estate                    $     516    $     739
    Mortgage backed securities received in exchange for mortgage
         loans                                                             --         32,555
    (Increase) decrease in carrying value of marketable securities
         available for sale                                              (7,670)       3,661
Bank acquisition:
    Fair value of assets acquired                                     $    --      $ 276,581
    Premium paid                                                           --         13,816
    Fair value of liabilities assumed                                      --        252,211


See accompanying notes to consolidated financial statements.

                     HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
          (All dollar amounts presented in the tables are in thousands)
                                   (Unaudited)



(1)  Accounting Polices

     The Consolidated Financial Statements include the accounts of Harris Financial, Inc. and its wholly-owned subsidiary Harris Savings Bank. In turn, Harris Savings Bank is the sole owner of the following subsidiaries: Avstar Mortgage Corporation, Harris Delaware Corporation, H. S. Service Corporation, First Harrisburg Service Corporation, and C.B.L. Service Corporation. All material intercompany balances and transactions have been eliminated in consolidation.

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of interim periods have been made. Operating results for the nine months and three months period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997 or any other interim period.

     The accounting policies followed in the presentation of interim financial results are consistent with those followed on an annual basis. These policies are presented on pages 34 through 36 of the 1996 Annual Report to Stockholders.


(2)  Marketable Securities

     Marketable Securities consist of the following as of the date indicated:


                                        September 30, December 31, September 30,
                                            1997          1996         1996
                                        ------------  ------------ -------------

Held-to-maturity, at amortized cost      $   99,121    $  109,417   $  111,774
                                         ----------    ----------   ----------
Available-for-sale, at amortized cost       957,375       713,700      542,144
Available-for-sale, net unrealized gain      13,463         5,793        1,339
                                         ----------    ----------   ----------
Available-for-sale, at fair value           970,838       719,493      543,483
                                         ----------    ----------   ----------
     Total Marketable securities         $1,069,959    $  828,910   $  655,257
                                         ==========    ==========   ==========

                     HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
          (All dollar amounts presented in the tables are in thousands)
                                   (Unaudited)



(2)  Marketable Securities (continued)

The amortized cost and fair value of marketable securities at September 30, 1997 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.



                                                         Amortized        Fair
Held-to-maturity                                           Cost           Value
                                                         ---------      --------
    Due in one year or less                               $  9,998      $ 10,027
    Due after one year through five years                   56,240        56,740
    Due after five years through ten years                   1,717         1,751
    Due after ten years                                          0             0
    Mortgage-backed securities                              31,166        31,563
                                                          --------      --------
       Total securities held-to-maturity                  $ 99,121      $100,081
                                                          ========      ========

Available-for-sale
    Due in one year or less                               $101,125      $101,402
    Due after one year through five years                   97,869        99,204
    Due after five years through ten years                  80,665        83,108
    Due after ten years                                     29,529        29,803
    Equity Securities                                      132,666       139,534
    Mortgage-backed securities                             515,521       517,787
                                                          --------      --------
       Total securities available-for-sale                 957,375      $970,838
                                                          ========      ========


Realized gain/(loss) from the sale of marketable securities is as follows:



                                              For the nine months ended
                                                    September 30,
                                            -----------------------------
                                               1997                1996
                                            ---------           ---------
                  Proceeds                  $ 495,432           $ 176,203
                                            =========           =========

                  Gross gains               $   4,128           $   2,553

                  Gross losses                    223               2,643
                                            ---------           ---------

                  Net gain (loss)           $   3,905           $     (90)
                                            =========           =========


All sales of marketable securities are from the available for sale portfolio.

                     HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
          (All dollar amounts presented in the tables are in thousands)
                                   (Unaudited)

(3)  Loans Serviced for Others

The following table sets forth information concerning loans serviced for others as of the dates indicated. These balances are not included in the accompanying consolidated statements of financial condition:


                                                             September 30    December 31    September 30
                                                                 1997           1996            1996
                                                             ------------    -----------    ------------
Unpaid principal balances of mortgage loans serviced for:
FHLMC                                                         $  651,864     $  645,403      $  564,705
FNMA                                                             333,027        349,671         179,961
Other investors                                                   70,069         68,912          67,168
                                                              ----------     ----------      ----------
     Total Mortgage loans serviced                            $1,054,960     $1,063,986      $  811,834
                                                              ==========     ==========      ==========

Carrying value of mortgage loan servicing
     rights                                                   $   12,014     $   12,264      $   11,189
                                                              ==========     ==========      ==========
Fair value of mortgage loan servicing
    rights                                                    $   15,828     $   12,290      $   13,290
                                                              ==========     ==========      ==========

Valuation allowance for impairment related to
    mortgage loan servicing rights                            $      126     $      122      $      122
                                                              ==========     ==========      ==========



On January 1, 1996, the Registrant adopted Statement of Financial Accounting Standards No. 122 "Accounting for Mortgage Servicing Rights" (SFAS 122). SFAS 122 requires an institution to recognize as separate assets the rights to service mortgage loans for others when a mortgage is sold or securitized and the servicing rights are retained. SFAS 122 also requires the reporting entity to measure the impairment of the servicing rights based on the difference between the carrying amount of the servicing rights and their current fair value. On January 1, 1997, the Registrant adopted SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", which supersedes SFAS No. 122. SFAS 125 expands the method of accounting for loan servicing rights to apply to purchased mortgage servicing rights. The preceding table reflects the informational requirements of SFAS 125.

                     HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
          (All dollar amounts presented in the tables are in thousands)
                                   (Unaudited)


(4)  Other Borrowings

The following table presents the composition of the Registrant's other borrowings as of the dates indicated.


                                   September 30,    December 31,   September 30,
                                       1997             1996           1997
                                   -------------    ------------   -------------


FHLB advances                        $500,878         $419,146       $326,692
Repurchase Agreements                 284,441             --           39,531
ESOP loan                                 990            1,485          1,485
                                     --------         --------       --------
     Total other borrowings          $786,309         $420,631       $367,708
                                     ========         ========       ========



(5)  Non-operational Loss

The Registrant's wholly owned subsidiary, Harris Savings Bank (Bank) experienced a non-operational loss in the second quarter of 1996. This loss was due to certain violations of internal control policies and certain unauthorized external activities concerning the Bank's relationship with a mortgage brokering company. First Federal Savings and Loan Association of Harrisburg ("First Federal"), which was merged into the Bank, entered into an agreement to purchase participation interests from a mortgage brokering company, which originated mortgages, pursuant to a Mortgage Loan Sale and Servicing Agreement ("Agreement"). The internal control violations and unauthorized activities described above were consummated in conjunction with this agreement. The Agreement was assumed by the Bank upon its purchase of First Federal on April 19, 1996. Subsequent to its purchase of First Federal, the Bank became aware of these activities. The Bank then completed an internal review and an independent external review was completed to identify the scope, impact and effect of the unauthorized activities. In addition, certain corrective procedures were implemented to address this situation. The Bank has ceased purchasing loans originated by the mortgage brokering company and no longer provides table funds for loans originated by the mortgage brokering company. Also, the Bank took possession of certain assets of the mortgage brokering company. As a result of these activities, the Bank incurred a loss of $4,205,000, which was recorded as non-interest expense in the second quarter of 1996. It is management's opinion that this event will not have any adverse impact on ongoing operations.

Subsequent to the occurrence of the activities detailed above, the Registrant entered legal proceedings against the company that purchased the mortgages. These proceedings were brought about as a result of alleged negligence by the mortgage company. During the third quarter of 1997, the Registrant and the mortgage company entered into a settlement related to this issue. As a result of this settlement, the Registrant recognized a pre-tax gain of $1,556,000, which is recorded as other income on the Consolidated Statements of Income for the nine months and three months ending September 30, 1997.

                     HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
          (All dollar amounts presented in the tables are in thousands)
                                   (Unaudited)


(6)  New Accounting Standards

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share". SFAS 128, which supersedes APB Opinion No. 15 (APB 15), "Earnings Per Share", specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock. It replaces the presentation of primary EPS required by APB 15 with a presentation of basic EPS. Basic EPS, unlike primary EPS, excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. SFAS 128 also requires the presentation of diluted EPS, which is computed similarly to fully diluted EPS under APB 15. Harris Financial, Inc. will adopt SFAS 128 as of December 31, 1997. Management does not expect the adoption of SFAS 128 to have a material effect on the company's earnings per share calculation.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income" and Statement of Accounting Standards No. 131 (SFAS 131), "Disclosures About Segments of an Enterprise and Related Information". Both SFAS 130 and SFAS 131 are effective for fiscal years beginning after December 15, 1997.

SFAS 130 establishes standards for reporting and displaying comprehensive income and its components. The statement requires that comprehensive income be reported in a financial statement and be displayed with the same prominence as other financial information. Comprehensive income, as defined by SFAS 130, is the total of net income and all other nonowner changes in equity. Management believes that the adoption of this statement will not have a material effect on the Registrant's financial condition or results of operations.

(7)  Commitments and Contingent Liabilities

In the ordinary course of business, the Registrant makes commitments to extend letters of credit to its customers. At September 30, 1997 and December 31, 1996, standby letters of credit issued and outstanding amounted to $2,322,000 and $3,206,000 respectively. These letters of credit are not reflected in the accompanying financial statements. Management does not anticipate any significant losses as a result of these transactions.

At September 30, 1997, the Registrant has $118,019,000 in unused line of credit commitments extended to its customers.

                     HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
          (All dollar amounts presented in the tables are in thousands)
                                   (Unaudited)


(8)  Common Stock Split

On October 21, 1997, the Board of Directors of Harris Financial, Inc. declared a 3 for 1 stock split to be effected in the form of a dividend to stockholders of record as of November 4, 1997, and payable on November 18, 1997. All share and per share information in this report has been restated to reflect the stock split as if it had been in effect during all periods presented.

(9)  Reorganization

On September 17, 1997, Harris Savings Bank and its existing mutual holding company, Harris Financial, MHC, reorganized into a two-tier mutual holding company structure with the establishment of a state chartered holding company, Harris Financial, Inc., as the parent of the Bank. Under the terms of this reorganization, each share of Harris Savings Bank stock was exchanged for one share of Harris Financial Inc., stock.

The reorganization was accounted for in a manner similar to a pooling of interest. Accordingly, the prior period consolidated financial statements of Harris Financial, Inc. are identical to the prior period consolidated financial statements of Harris Savings Bank.

Prior to the consummation of this reorganization, the Registrant received the approval of the Federal Reserve, the Pennsylvania Department of Banking, and the FDIC.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying interim consolidated financial statements for Harris Financial, Inc. Please note that Harris Financial, Inc., (the Registrant) is the successor to issuer to Harris Savings Bank (the Bank). This discussion should be read in conjunction with the 1996 Annual Report. Current performance does not guarantee, and may not be indicative of similar performance in the future.

     In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements, as such term is defined in the Securities and Exchange Act of 1934 and the regulations thereunder. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Registrant undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof.

(a)  Results of Operations

     NET INCOME OR LOSS The net income for the current nine month period was $15,032,000, representing an increase of $16,530,000 or 1,103.5% from the $1,498,000 loss reported during the first nine months of 1996. The net income for the current quarter was $5,258,000, which was an $8,653,000 or 254.9% increase from the $3,395,000 loss for the comparable period of 1996.

     NET INTEREST INCOME Net interest income, on a tax equivalent basis, totaled $38,682,000 for the nine months ended September 30, 1997, which represents an increase of $8,760,000, or 29.3%, from the $29,922,000 of net interest income recorded in the nine months ended September 30, 1996. This increase reflected a favorable volume variance of $5,511,000 due to a $477.3 million increase in total average earning assets to $1.874 billion during the year to date period ended September 30, 1997 as compared to $1.397 billion recorded during the same period ending September 30, 1996.

     The net volume variance of $5,511,000 was caused by the following factors:

     (1) Other loans generated a positive $3,768,000 volume variance which resulted from increased average balances acquired as part of the acquisition of First Harrisburg Bancorp.

     (2) Marketable Securities - Taxable produced a $18,598,000 favorable volume variance which is due to growth in average balances that reflects the ongoing execution of the current investment strategy intended to deploy surplus capital generated by ongoing operations.

     (3) Marketable Securities - Tax Free generated a positive volume variance of $4,196,000 which is based on the growth in average balances that reflects the Registrant's emphasis on using investment operations to enhance overall profitability on a tax-equivalent basis.

     (4) Borrowed funds generated an unfavorable volume variance of $20,448,000 which reflects the Registrant's increased reliance on wholesale funding versus customer deposits.

     The net favorable rate variance of $3,249,000 was caused by the following:

     (1) Even though the average dollar balances of the Mortgage portfolio decreased, the yield on this portfolio increased by 23 basis points to 8.23% and created a favorable rate variance of $1,000,000.

     (2) The yield on Marketable Securities - Taxable increased by 47 basis points to 6.86% and produced favorable rate variances of $1,894,000.

     The current reliance on wholesale funding sources instead of customer deposits has had the effect of increasing the Registrant's interest cost of funds. The reliance on wholesale funding is caused by a redeployment of excess capital generated from ongoing operations into an interest earning capacity. The ultimate objective of this leveraging strategy is to redeploy the current investment purchases into higher yielding assets that are consistent with prudent Asset Liability Management (ALM) objectives. However, the initial phases of the asset redeployment strategy generated a decline in the net interest margin of 11 basis points to 2.75% in the year to date period ended September 30, 1997 as compared to 2.86% recorded in the nine month period ended September 30, 1996.

     Net interest income, on a tax equivalent basis, totaled $13,307,000 for the three month period ended September 30, 1997, which represents an increase of $2,924,000 or 28.2%, from the $10,383,000 of net interest income recorded in the quarter ended September 30, 1996. This increase reflected a favorable net volume variance of $1,348,000, due to a $459.5 million increase in total average earning assets to $2.023 billion during the three month period ended September 30, 1997 as compared to $1.563 billion recorded during the same quarter in the prior year. During this time period, the increased emphasis on Marketable Securities - Taxable investments produced a favorable volume variance of $8,159,000, while the increased reliance on borrowed funds generated an unfavorable volume variance of $7,371,000. Yield improvements in Mortgage loans, Marketable securities - Taxable and Marketable securities - Taxfree generated positive rate variances of $747,000, $310,000, and $281,000, respectively. Stable interest costs produced an unfavorable rate variance of $93,000. Finally, the leveraging strategy outlined in the preceding paragraph above, produced a reduction in net interest margin of 3 basis points to 2.63% in the three month period ended September 30, 1997, from the 2.66% recorded in the three month period ended September 30, 1996.

     Table 1 on the following pages presents the Registrant's average asset and liability balances, interest rates, interest income, and interest expense for each of the nine month periods and the quarters ended September 30, 1997 and September 30, 1996, respectively. Table 2 presents a rate-volume analysis of changes in net interest income.

TABLE 1 - Average Balance Sheets, Rate, and Interest Income and Expense Summary

                                                                                  For the nine months ended,
                                                    -----------   ----------------------------------------------------------------
                                                                  September 30, 1997                       September 30, 1996
                                                    -----------   ----------------------------------------------------------------
                                                       Average     (1) (2)      Average       Average       (1) (2)      Average
                                                       Balance     Interest   Yield/Cost      Balance      Interest    Yield/Cost
                                                    -----------   ---------   ----------   ----------     ----------  ------------
                                                                            (Dollar amounts in thousands)
Assets:
   Interest Bearing assets:
      Mortgage Loans, net(1)                         $  558,887   $   34,515     8.23%     $  584,217     $   35,073     8.00%
      Commercial loans                                   73,070        4,364     7.96%         65,863          3,964     8.02%
      Other loans, net                                  237,039       14,785     8.32%        176,621         11,035     8.33%
      Marketable Securities - Taxable                   871,035       44,793     6.86%        507,218         24,302     6.39%
      Marketable Securities - Taxfree(2)                100,932        6,258     8.27%         32,855          1,815     7.37%
      Other interest earning assets                      33,032        1,153     4.65%         29,907          1,365     6.09%
                                                     ----------   ----------               ----------     ----------
  Total interest-earning assets                       1,873,995   $   105,868    7.53%      1,396,681     $   77,554     7.40%
                                                                  ----------                              ----------
  Noninterest-earning assets                             63,428                                59,031
                                                     ----------                            ----------
  Total assets                                       $1,937,423                            $1,455,712
                                                     ==========                            ==========

Liabilities and stockholders' equity
  Interest bearing liabilities:
    Savings deposits                                 $  146,971   $    3,024     2.74%     $  146,550     $    3,152     2.87%
    Time deposits                                       791,717       33,021     5.56%        815,526         34,334     5.61%
    NOW and money market deposits                       191,814        4,838     3.36%        168,093          4,407     3.50%
    Escrow                                                8,454          101     1.59%          8,481            103     1.62%
    Borrowed Funds                                      593,324       26,202     5.89%        130,284          5,636     5.77%
                                                     ----------   ----------               ----------     ----------
  Total interest bearing liabilities                 $1,732,280       67,186     5.17%     $1,268,934         47,632     5.00%
                                                                  ----------                              ----------
  Noninterest bearing liabilities                        45,567                                35,682
                                                     ----------                            ----------
  Total liabilities                                   1,777,847                             1,304,616
  Stockholders' equity                                  159,576                               151,096
  Total liabilities and stockholder
    equity                                           $1,937,423                            $1,455,712
                                                     ==========                            ==========


Net interest income before
  provision for loan loss                                         $   38,682                              $   29,922
                                                                  ==========                              ==========
Interest rate spread (3)                                                         2.36%                                   2.40%
Net interest-earning assets                          $  141,715                            $  127,747
                                                     ==========                            ==========
Net interest margin (4)                                                          2.75%                                   2.86%
Ratio of interest earning assets to
  interest bearing liabilities                             1.08                                  1.10
                                                     ==========                            ==========



(1) Includes income recognized on deferred loan fees of $805,000 and $1,146,000 for the comparable 1997 and 1996 periods, respectively.
(2)  Interest income and yields are shown on a tax equivalent basis.
(3) Represents the difference between the average yield on interest-earning assets and the average cost on interest-bearing liabilities.
(4) Represents the annualized net interest income before the provision for loan losses divided by average interest-earning assets.

     TABLE 1 - Average Balance Sheets, Rate, and Interest Income and Expense Summary (continued)

                                                                          For the quarter ended,
                                              ------------   -----------------------------------------------------------------------
                                                                 September 30, 1997                            September 30, 1996
                                              ------------   -----------------------------------------------------------------------
                                                 Average        (1) (2)      Average         Average       (1) (2)       Average
                                                 Balance        Interest    Yield/Cost       Balance       Interest     Yield/Cost
                                              ------------     ----------   ----------      ----------    ----------    ----------
                                                                          (Dollar amounts in thousands)
Assets:
   Interest Bearing assets:
      Mortgage Loans, net (1)                  $  565,994      $   11,619      8.21%       $  649,912     $   12,563       7.73%
      Commercial loans                             83,876           1,628      7.76%           77,069          1,348       7.00%
      Other loans, net                            241,655           5,209      8.62%          222,235          4,619       8.31%
      Marketable Securities - Taxable             988,455          17,035      6.89%          514,112          8,566       6.66%
      Marketable Securities - Taxfree (2)         108,745           2,242      8.25%           61,306          1,026       6.69%
      Other interest earning assets                34,151             429      5.02%           38,698            487       5.03%
                                               -----------     ----------                  ----------     ----------
  Total interest-earning assets                 2,022,876          38,162      7.55%        1,563,332         28,609       7.32%
                                                               ----------                                 ----------
  Noninterest-earning assets                       64,301                                      64,772
                                               ----------                                  ----------
  Total assets                                 $2,087,177                                  $1,628,104
                                               ==========                                  ==========

Liabilities and stockholders' equity
  Interest bearing liabilities:
    Savings deposits                           $  146,770      $    1,020      2.78%       $  150,985     $    1,051       2.78%
    Time deposits                                 777,281          10,979      5.65%          843,568         11,861       5.62%
    NOW and money market deposits                 196,042           1,686      3.44%          179,025          1,550       3.46%
    Escrow                                          8,003              32      1.60%            9,406             32       1.36%
    Borrowed Funds                                746,981          11,138      5.96%          252,545          3,732       5.91%
                                               ----------      ----------                  ----------     ----------
  Total interest bearing liabilities            1,875,077          24,855      5.30%        1,435,529         18,226       5.08%
                                               ----------      ----------                  ----------     ----------
  Non interest bearing liabilities                 45,878                                      42,164
                                               ----------                                  ----------
  Total liabilities                             1,920,955                                   1,477,693
  Stockholders' equity                            166,222                                     150,411
                                               ==========                                  ==========
  Total liabilities and shareholders'
    equity                                     $2,087,177                                  $1,628,104
                                               ==========                                  ==========

Net interest income before
  provision for loan losses                                    $   13,307                                 $   10,383
                                                               ==========                                 ==========
Interest rate spread (3)                                                       2.25%                                       2.24%
Net interest-earning assets                    $  147,799                                  $  127,803
                                               ==========                                  ==========
Net interest margin (4)                                                        2.63%                                       2.66%
Ratio of interest earning assets to
  interest-bearing liabilities                                       1.08                                       1.09
                                                               ==========                                 ==========


(1) Includes income recognized on deferred loan fees of $311,000 and $320,000 for the comparable 1997 and 1996 periods, respectively.

(2)  Interest income and yields are shown on a tax-equivalent basis.

(3) Represents the difference between the average yield on interest earning assets and the average cost on interest-bearing liabilities.

(4) Represents the annualized net interest income before provision for loan loss divided by average interest-earning assets.

TABLE 2 - Rate/Volume Analysis of Changes in Net Interest Income

                                                     Nine Months Ended September 30, 1997     Quarter Ended September 30, 1997
                                                               Compared to                              Compared to
                                                     Nine Months Ended September 30, 1996     Quarter Ended September 30, 1996
                                                            Increase (Decrease)                      Increase (Decrease)
                                                     -------------------------------------    -------------------------------------

                                                       Volume       Rate         Net             Volume       Rate         Net
                                                     -------------------------------------    -------------------------------------
Interest-earning assets:
  Mortgage loans, net                                $ (1,558)     $  1,000      $   (558)     $ (1,691)     $    747      $   (944)
  Commercial loans                                        428           (29)          399           125           155           280
  Other loans, net                                      3,768           (18)        3,750           413           177           590
  Marketable securities - Taxable                      18,598         1,894        20,492         8,159           310         8,469
  Marketable securities - Taxfree                       4,196           246         4,442           935           281         1,216
  Other interest earning assets                           133          (344)         (211)          (57)           (1)          (58)
                                                     --------      --------      --------      --------      --------      --------
Total interest earning assets                          25,565         2,749        28,314         7,884         1,669         9,553
                                                     --------      --------      --------      --------      --------      --------


Interest-bearing liabilities
  Savings Deposits                                          9          (137)         (128)          (31)         --             (31)
  Time deposits                                        (1,011)         (302)       (1,313)         (944)           62          (882)
  NOW and money market deposits                           608          (177)          431           145            (9)          136
  Escrow and stock subscriptions                         --              (2)           (2)           (5)            5          --
  Borrowed funds                                       20,448           118        20,566         7,371            35         7,406
                                                     --------      --------      --------      --------      --------      --------
Total interest-bearing liabilities                     20,054          (500)       19,554         6,536            93         6,629
                                                     --------      --------      --------      --------      --------      --------
Net change in net interest income                    $  5,511      $  3,249      $  8,760      $  1,348      $  1,576      $  2,924
                                                     ========      ========      ========      ========      ========      ========



Note: Changes in interest income and interest expense arising from the combination of rate and volume variances are allocated to rate and volume variances on a pro-rata basis.

PROVISION FOR LOAN LOSSES There was a $457,000 provision for loan losses recorded in the nine months ended September 30, 1997, due to actual and anticipated loan growth, versus a $1,362,000 provision for loan losses recorded in the nine months ended September 30, 1996.

In addition, there was a $153,000 provision for loan losses recorded in the three months ended September 30, 1997, due to actual and anticipated loan growth, versus $942,000 recorded in the quarter ended September 30, 1996.

NONINTEREST INCOME Noninterest income totaled $11,028,000 for the nine months ended September 30, 1997. This represents an increase of $7,275,000, or 193.8%, from the $3,753,000 recorded in the year to date period ending September 30, 1996. This increase can be attributed to several factors. The primary reason was a $3,424,000 gain associated with the sale of mortgage backed securities in the nine months ending September 30, 1997. This represents a $3,776,000 increase over the $352,000 loss reported in the comparable period in 1996. In addition, the sale of mortgage loans produced a $1,544,000 gain for the nine months ending September 30, 1997. The year to date 1997 performance represents a $527,000 increase over the comparable nine month period in 1996. Finally, other income generated $1,760,000, or a $1,186,000 increase over the prior nine month period that ended in September 1996 primarily due a recovery associated with the non-operational loss described in Notes to Consolidated Financial Statements, Item (5) Non-operational Loss. The nine month period ending September 30, 1996, included a non-recurring gain of $389,000 from the sale of the Registrant's credit card portfolio.

Noninterest Income totaled $4,310,000 for the three month period ended September 30, 1997, which represents an increase of $2,629,000 or 156.4%, from the $1,681,000 recorded in the three month period ended September 30, 1996. This increase can be attributed primarily to the following factors. Gains on the sale of mortgage backed securities totalled $690,000 for the quarter ending September 30, 1997. This represents an increase of $1,707,000 over the $1,017,000 loss generated during the comparable third quarter in 1996. Other income totalled $1,507,000 for the quarter ending September 30, 1997, a $956,000 or 173.5%
increase from the same quarter in 1996. This increase was primarily caused by a recovery associated with the non-operational loss which is described in Notes to Consolidated Financial Statements, Item (5) Non-operational Loss. The three month period ending September 30, 1996, included a non-recurring gain of $389,000 from the sale of the Registrant's credit card portfolio.

NONINTEREST EXPENSE Noninterest Expense was $24,730,000 for the nine month period ending September 30, 1997. This is a decrease of $9,170,000, or 27.1%, from the $33,900,000 reported for the nine month period ending September 30, 1996. The decrease in Noninterest Expense was caused, primarily, by a one-time Savings Association Insurance Fund assessment paid in 1996, as required by the Deposit Insurance Funds Act of 1996. In addition, the Registrant recognized a non-operating loss of $4,205,000, in the second quarter of 1996, which loss was associated with a mortgage warehouse fraud. No such losses or assessments were recorded in 1997.

Offsetting these decreases were the following increases which are primarily attributable to the acquisition of First Harrisburg Bancor, Inc. in 1996:

(1) A $1,773,000 or 16.3% increase in Salaries and Benefits to $12,685,000 for the nine months ended September 30, 1997 vs. the $10,912,000 for the nine months ended September 30, 1996.

(2) A $421,000 or 40.1% increase in Equipment Expense to $1,472,000 for the nine months ended September 30, 1997 compared to $1,051,000 for the nine months ended September 30, 1996.

(3) A $367,000 or 20.4% increase in Occupancy Expense to $2,163,000 for the nine months ended September 30, 1997 compared to $1,796,000 for the comparable period in 1996.

(4) A $286,000 or 19.1% increase in Amortization of Intangibles to $1,787,000 for the nine months ended September 30, 1997 compared to $1,501,000 for the nine months ended September 30, 1996.

     The remaining significant increase is a $447,000 or 43.9% increase in Advertising and Public relations from the September 30, 1997 nine month period balance of $1,466,000 versus the $1,019,000 expenditure for the comparable period in 1996. This change reflects additional costs of a marketing campaign designed to increase the market share penetration in certain deposit accounts, especially transaction accounts, of the Bank, the Registrant's wholly-ownded subsidiary.

     Noninterest expense equaled $8,838,000 for the quarter ended September 30, 1997, which represents a decrease of $7,261,000, or 45.1%, from the $16,099,000 figure recorded in the quarter ended September 30, 1996. The major reason for this performance was the one time recapitalization of the SAIF fund that transpired in the fiscal quarter ending September 30, 1996.

     PROVISION FOR INCOME TAXES Corporate income tax expense totaled $7,301,000 for the nine month period ended September 30, 1997, which resulted in an effective tax rate of 32.7% on pretax income of $22,333,000. This represents an increase of $6,578,000 from the $723,000 reversal of corporate tax expense recorded during the nine month period ended September 30, 1996. During the nine month period in 1996 Harris Savings Bank produced a pretax operating loss of $2,221,000.

     Income tax expense totaled $2,582,000 for the quarter ended September 30, 1997, which resulted in an effective tax rate of 32.9% on a pretax income of $7,840,000. During the comparable period in 1996, the Registrant, as successor to the Bank, recorded a pretax operating loss of $5,335,000 that produced a reduction in the tax provision of $1,940,000.

     Item 2 Management's Discussion of Financial Condition and Results of Operations

     (b)  Material Changes in Financial Condition

     SOURCES AND USES OF FUNDS Total cash and cash equivalents increased $41.4 million during the nine month period ended September 30, 1997. For the comparable period ending September 30, 1996, cash and cash equivalents decreased by $5.5 million. Operating activities generated cash totaling $18.7 million and $11.2 million during the nine month periods ended September 30, 1997 and September 30, 1996, respectively. During the nine month period ending September 30, 1997, investing activities of the Registrant resulted in a net use of cash of $293.2 million, due mainly to $755.8 million in purchases of marketable securities which was partially offset by marketable security sales totaling $495.4 million. During the nine month period ending September 30, 1996, purchases for the Bank's portfolio of marketable securities used cash of $408.3 million, and loan purchases absorbed another $188.9 million. These purchases were partially offset by security sales totaling $176.2 million. The increase in marketable securities activity in 1997 relative to 1996 results primarily from the Registrant's reliance on using this portfolio to profitably deploy excess capital generated by net income. The Bank's financing activities for the nine month period ending September 30, 1997, resulted in a net sources of cash totaling $315.9 million, which is primarily attributable to borrowing increases of $365.7 million. The borrowing increases result from the Registrant's reliance on primarily wholesale funding sources to support investment operations. During the nine months ending September 30, 1996, deposits inflows and other borrowings provided cash of $103.0 million and $348.5 million, respectively.

     STOCKHOLDERS' EQUITY Stockholders' equity totaled $173.0 million, $152.8 million, and $147.5 million at September 30, 1997, December 31, 1996, and September 30, 1996, respectively. Stockholders' Equity amounted to 8.2% on total assets of $2.110 billion as of September 30, 1997, compared to 8.6% on total assets of $1.768 billion at December 31, 1996, and 8.6% on total assets of $1.724 billion at September 30, 1996.

     The increase in Stockholders' equity of $20.3 million or 13.3% in the nine months ended

     September 30, 1997 resulted mainly from the increase of $15.0 million in income from ongoing operations, and $4.6 million from an increase in the market value, net of tax effect, of the available-for-sale securities portfolio. The increase in Stockholders' equity of $25.5 million or 17.3% in the twelve month period ended September 30, 1997, consisted primarily of net additions of $17.6 million in income from ongoing operations and a net increase of $7.4 million in the market value, net of tax effect, of the available-for-sale securities portfolio.




               (Balance of this page is left intentionally blank.)

     REGULATORY CAPITAL COMPLIANCE Risk-based capital standards are issued by bank regulatory agencies in the United States. These capital standards link a banking company's capital to the risk profile of its assets and provide the basis by which all banking companies and banks are evaluated in terms of capital adequacy. These risk-based capital standards require all banks to have Tier 1 capital of at least 4.0% and total capital, including Tier
     1 capital, equal to at least 8.0% of risk-adjusted assets. Tier 1 capital consists of common stockholders' equity and qualifying perpetual preferred stock along with related surpluses and retained earnings. Total capital is comprised of Tier 1 capital, limited life preferred stock, qualifying debt instruments, and the reserves for possible loan losses. Furthermore, the banking regulators also issue leverage ratio requirements. The leverage ratio requirement is measured at the ratio Tier 1 capital to adjusted average assets. The following table provides a comparison of Harris Financial, Inc.'s risk-based capital ratios and leverage ratio to the minimum regulatory requirements for the period indicated.


                                                                Minimum                       Minimum
                                                              Requirement                   Requirement
                                                              for Capital                 to be "Well Cap-
                                           Actual               Adequacy                     italized"
HARRIS FINANCIAL, INC.              ------------------        -----------                 ----------------
As of  September 30, 1997           Amount       Ratio          Amount           Ratio         Amount         Ratio
-------------------------           ------       -----          -------          -----         ------         -----
Total Capital
  (to Risk Weighted Assets)        $153,468      14.3%         $ 85,594           8.0%        $106,992        10.0%
Tier 1 Capital
  (to Risk Weighted Assets)         144,744      13.5%           42,797           4.0%          64,195         6.0%
Tier 1 Capital
  (to Avg. Assets)                  144,744       7.5%           77,497           4.0%          96,871         5.0%


The mid-tier holding company Harris Financial, Inc. was not formed until September 17, 1997. Consequently, no historical information for September 30, 1996 and December 31, 1996 exists.

     The following table provides a comparison of Harris Savings Bank's risk-based capital ratios and leverage ratio to the minimum regulatory requirements for the period indicated.



                                                                Minimum                       Minimum
                                                              Requirement                   Requirement
                                                              for Capital                 to be "Well Cap-
                                          Actual               Adequacy                     italized"
HARRIS FINANCIAL, INC.              ------------------        -----------                 ----------------
As of  September 30, 1997           Amount       Ratio          Amount           Ratio         Amount         Ratio
-------------------------           ------       -----          -------          -----         ------         -----
 Total Capital
   (to Risk Weighted Assets)       $143,535      13.4%         $ 85,599           8.0%        $106,999        10.0%
 Tier 1 Capital
   (to Risk Weighted Assets)        134,841      12.6%           42,800           4.0%          64,199         6.0%
 Tier 1 Capital
   (to Avg. Assets)                 134,841       7.0%           77,497           4.0%          96,871         5.0%

As of December 31, 1996
-----------------------
 Total Capital
   (to Risk Weighted Assets)       $134,539      14.7%         $ 73,151           8.0%        $ 91,438        10.0%
 Tier 1 Capital
   (to Risk Weighted Assets)        126,217      13.8%           36,575           4.0%          54,863         6.0%
 Tier 1 Capital
   (to Avg. Assets)                 126,217       8.3%           61,099           4.0%          76,373         5.0%

As of  September 30, 1996
-------------------------
 Total Capital
   (to Risk Weighted Assets)       $130,158      16.9%         $ 61,750           8.0%        $ 77,187        10.0%
 Tier 1 Capital
   (to Risk Weighted Assets)        122,016      15.8%           30,875           4.0%          46,312         6.0%
 Tier 1 Capital
   (to Avg. Assets)                 122,016       8.4%           58,228           4.0%          72,786         5.0%


     Pursuant to the Federal Deposit Insurance Registrant Improvement Act of 1991 ("FDICIA"), the FDIC has issued a rule which sets the capital level for certain capital categories established in FDICIA. At September 30, 1997, Harris Financial, Inc. met the regulatory definition of a "well capitalized" financial institution (i.e., a leverage ratio exceeding 5.0%, Tier 1 capital exceeding 6.0%, and total capital exceeding 10.0%.)

     MARKETABLE SECURITIES Marketable securities, excluding cash, totaled $1,070.0 million, $828.9 million, and $655.3 million at September 30, 1997, December 31, 1996, and September 30, 1996, respectively. Total marketable securities increased $241.1 million, or 29.1%, during the first nine months of 1997. Total marketable securities increased $414.7 million, or 63.3%, in the twelve month period ended September 30, 1997.

     Based on amortized cost, during the nine month period ending September 30, 1997, total mortgage backed securities increased $183.5 million or 50.5%, municipal bonds increased $17.8 million or 19.8%, and equity securities increased $50.8 million or 62.0%. For the 12 month period ending September 30, 1997 mortgage backed securities increased $196.0 million or 55.9%, municipal securities increased $28.8 million or 36.5%, while equity securities increased $477.0 million or 56.2%.


     Table 3 on the following page presents the composition of the Registrant's marketable securities portfolio as of September 30, 1997, December 31, 1996, and September 30, 1996, respectively.



                (Balance of this page left intentionally blank.)

TABLE 3 - Composition of Marketable Securities Portfolios

The following table sets forth certain information regarding the amortized cost and fair values of the Registrant's marketable securities portfolio at September 30, 1997, December 31, 1996, and September 30, 1996.

                                                   September 30, 1997            December 31, 1996             September 30, 1996
                                                -----------------------------------------------------------------------------------
                                                  Amortized        Fair        Amortized         Fair         Amortized        Fair
                                                    Cost          Value           Cost           Value           Cost         Value
                                                -----------------------------------------------------------------------------------
Held-to-maturity:
   U.S. Government and agencies                 $   67,455    $   68,018      $   72,513      $   72,783    $   72,529    $   72,102
   Israel Bond                                         500           500            --              --            --            --
   Mortgage-backed securities:
        FNMA PC's                                    4,272         4,383           4,780           4,901         4,927         4,990
        FHLMC CMO's                                   --            --              --              --           1,060         1,058
        Private Issue CMO's                         26,894        27,180          32,124          32,228        33,258        33,164
                                                ------------------------------------------------------------------------------------
        Total mortgage-backed securities            31,166        31,563          36,904          37,129        39,245        39,212
                                                ------------------------------------------------------------------------------------
  Total securities held-to-maturity             $   99,121    $  100,081      $  109,417      $  109,912    $  111,774    $  111,314
                                                ------------------------------------------------------------------------------------

Available-for-sale:
    U.S. Government and agencies                $  159,647    $  160,266      $  143,370      $  142,721    $   63,480    $   63,639
    Corporate bonds                                 17,000        16,950          17,000          16,660           502           502
    SBA's                                             --            --            31,522          31,705          --            --
    Municipal obligations                          107,646       111,123          89,840          90,155        78,867        77,420
    FHLB stock                                        --            --            20,972          20,972          --            --
    Equities (Common and Preferred)                132,666       139,534          81,915          86,836        84,932        87,809
    Asset Backed Securities                         24,895        25,178           2,756           2,758         2,903         2,905

   Mortgage-backed securities:
        FNMA PC's                                     --            --            10,040          10,077        10,455        10,371
        FHLMC PC's                                   3,195         3,356          70,942          71,858       112,286       112,884
        GNMA PC's                                     --            --             1,565           1,593         1,608         1,630
        Private Issue PC's                            --            --            36,598          36,749        39,253        39,296
        FNMA CMO'S                                 156,221       156,806          62,597          62,698        46,104        46,016
        FHLMC CMO's                                277,108       277,891         122,851         122,866        91,738        91,022
        Private Issue CMO's                         78,997        79,734          21,732          21,845        10,016         9,989
                                                ------------------------------------------------------------------------------------
        Total mortgage-backed securities           515,521       517,787         326,325         327,686       311,460       311,208
                                                ------------------------------------------------------------------------------------
   Total securities available-for-sale          $  957,375    $  970,838      $  713,700      $  719,493    $  542,144    $  543,483
                                                ------------------------------------------------------------------------------------

   Other interest-earning securities:
       FHLB daily investment                    $   50,012    $   50,012      $    5,265      $    5,265    $   29,954    $   29,954
                                                ------------------------------------------------------------------------------------
   Total marketable securities and
      interest bearing investments              $1,106,508    $1,120,931      $  828,382      $  834,670    $  683,872    $  684,751
                                                ------------------------------------------------------------------------------------

LOANS Net loans, including loans held for sale, totaled $893.7 million, $833.0 million, and $960.6 million at September 30, 1997, December 31, 1996, and September 30, 1996, respectively. The increase of $60.7 million, or 7.3%, for the nine months ended September 30, 1997, reflects primarily growth in Commercial Loans. The decrease of $66.8 million, or 7.0%, for twelve month period ended September 30, 1997, resulted from the Registrant's emphasis on selling conforming mortgage loans. These developments are part of a strategy designed to enhance the Registrant's ROE (Return on Equity) and maximize shareholder value, while managing interest rate risk.

Table 4 on the following page presents an analysis of the Registrant's loan portfolio as of September 30, 1997, December 31, 1996, and September 30, 1996, respectively.



                (Balance of this page left intentionally blank.)

TABLE 4 - Loan Composition


                                                               September 30, 1997      December 31, 1996      September 30, 1996
                                                            ---------------------------------------------------------------------
                                                                         Percent                 Percent                  Percent
                                                                           of                      of                       of
                                                             Amount       Total      Amount       Total       Amount       Total
                                                            ---------------------------------------------------------------------
Mortgage loans:
      One-to-four family (1)                                $ 546,956     60.84%   $ 523,642     62.71%      $ 646,690     67.00%
      Other residential real estate (multi family)             17,048      1.90%      19,186      2.30%            726      0.08%
      Construction (2)                                         24,151      2.69%      25,647      3.07%         30,809      3.19%
      Other                                                     9,616      1.07%       8,319      1.00%          8,345      0.86%
                                                            ---------------------------------------------------------------------
           Total mortgage loans                             $ 597,771     66.49%   $ 576,794     69.07%      $ 686,570     71.13%
                                                            ---------------------------------------------------------------------

Commercial Loans                                               69,573      7.74%      33,058      3.96%         51,788      5.37%

Consumer and other loans:
       Automobile                                                 765      0.09%         340      0.04%            165      0.02%
       Mobile Home                                             69,688      7.75%      65,794      7.88%         64,824      6.72%
       Home equity and second mortgage                        154,624     17.20%     153,464     18.38%        157,186     16.29%
       Credit cards                                              --        0.00%           4      0.00%           --        0.00%
       Other                                                    6,638      0.74%       5,582      0.67%          4,662      0.48%
                                                            ---------------------------------------------------------------------
            Total consumer and other loans                    231,715     25.77%     225,184     26.97%        226,837     23.50%
                                                            ---------------------------------------------------------------------

            Loans Receivable, gross                         $ 899,059    100.00%   $ 835,036    100.00%      $ 965,195    100.00%
                                                            ---------------------------------------------------------------------

Plus:
       Dealer Reserves                                         14,860                 13,880                    13,541

Less:
       Unearned discounts                                        (221)                  (327)                     (340)
       Net deferred loan origination fees                      11,733                  7,952                    10,383
       Allowance for loan loss                                  8,695                  8,322                     8,141
                                                            ---------             ----------                ----------
                                                               20,207                 15,947                    18,184
                                                            ---------             ----------                ----------

            Loans Receivable, net                           $ 893,712              $ 832,969                 $ 960,552
                                                            =========             ==========                ==========


Mortgage Loans
     ARM                                                    $ 120,751     20.20%   $ 120,492     20.89%      $ 135,460     19.73%
     Fixed Rate                                               477,020     79.80%     456,302     79.11%        551,110     80.27%
                                                            ---------------------------------------------------------------------
         Total Mortgage Loans                               $ 597,771    100.00%   $ 576,794    100.00%      $ 686,570    100.00%
                                                            =====================================================================

------------------

(1) Includes net loans for sale of $11,318, $9,053, and $9,512 at September 30, 1997, December 31, 1996 and September 30, 1996.

(2) Net of undistributed portion of $33,312, $27,401, $34,910 at September 30, 1997, December 31, 1996 and September 30, 1996 respectively.

MORTGAGE SERVICING RIGHTS As of September 30, 1997, December 31, 1996, and September 30, 1996 the Bank held mortgage loan servicing rights with carrying values totaling $12.0 million, $12.3 million, and $11.2 million, respectively. The unpaid principal balances of loans serviced for others totaled $1.055 billion, $1.064 billion, and $812 million at September 30, 1997, December 31, 1996, and September 30, 1996, respectively. The Bank recorded amortization expense on mortgage loan servicing rights totaling $1,095,000 during the nine months ended September 30, 1997. The Bank recorded amortization expense on mortgage loan servicing rights of $1,154,000, which included an impairment valuation allowance of $122,000, in the first nine months of 1996.

At September 30, 1997, the total amount of capitalized mortgage servicing rights (including mortgage servicing rights purchased) was $12,014,000 before the valuation allowance. The valuation allowance for impairment related to such rights was $126,000 at September 30, 1997. The fair value of such rights was approximately $15,828,000 at September 30, 1997.

ASSET QUALITY The Registrant's experience in credit losses continues to rank among the best in the community banking industry. Due to prudent underwriting activities and the relatively stable economic environment in the Registrant's primary market area, the Registrant's overall loan quality remains strong. To enhance this condition, management follows a policy of continuous credit loss monitoring, including an assessment of the adequacy of the allowance for loan loss. This assessment is performed by considering current asset quality, anticipated external economic conditions, overall trends of internal delinquency by loan category, and the balance of loans within the portfolio. These assessments are performed on a quarterly basis and the provision for loan losses is adjusted accordingly.

Loan charge-offs, net of recoveries, totaled $85,000 for the nine month period ended September 30, 1997, compared to $409,000 for the nine month period ended September 30, 1996. Loan charge-offs, net of recoveries, totaled $499,000 for the twelve month period ended September 30, 1997. Based on management's continuing review of the loan portfolio, the Registrant recorded provision for loan losses of $457,000 for the nine month, and $1,052,000 for the 12 month periods ending September 30, 1996.

The allowance for loan losses totaled $8,695,000, $8,322,000, and $8,141,000 at September 30, 1997, December 31, 1996, and September 30, 1996, respectively. Stated as a percentage of total loans receivable, the allowance for loan losses amounted to .96%, .99%, and .84% at September 30, 1997, December 31, 1996, and September 30, 1996, respectively.

DEPOSITS Deposits, not including escrow funds, totaled $1.128 billion, $1.173 billion, and $1.177 billion at September 30, 1997, December 31, 1996, and September 30, 1996, respectively. Total deposits declined by $45.2 million, or 3.9%, during the nine months ended September 30, 1997. In addition, total deposits declined by $48.5 million or 4.1% during the twelve months ending September 30, 1997. Both the nine month and twelve month declines reflect the Registrant's strategy of leveraging an existing surplus capital base and paying competitive, but not top market rates on the remaining deposit base. The deposit decline has been offset by increased reliance on other borrowings.

Table 5 on the following page presents the composition of the Registrant's deposit portfolio as of September 30, 1997, December 31, 1996, and September 30, 1996, respectively.

TABLE 5 - Deposit Composition


                                              September 30, 1997             December 31, 1996               September 30, 1996
                                       -----------------------------  ------------------------------   -----------------------------
                                           Amount        Percent           Amount         Percent           Amount        Percent
                                       -----------------------------  ------------------------------   -----------------------------

Demand and NOW Accounts                   $   89,902        7.97%       $   84,715           7.22%       $   75,021         6.38%
Money Market                                 130,278       11.55%          129,096          11.00%          126,510        10.75%
Savings                                      144,986       12.85%          150,019          12.78%          149,750        12.73%
Time Deposits                                763,025       67.63%          809,593          68.99%          825,424        70.15%
                                       =============================  ==============================   =============================

Total Deposits                            $1,128,191      100.00%       $1,173,423         100.00%       $1,176,705       100.00%
                                       =============================  ==============================   =============================



               (Balance of this page is left intentionally blank.)

OTHER BORROWINGS During the nine and twelve month periods ended September 30, 1997, the Registrant actively engaged in leveraging activities to redeploy its excess capital. This strategy relies on using external sources of funds to invest in interest earning assets at a positive spread between the yield on interest earning asset and the cost of the support borrowing.

Other borrowings totaled $786.3 million, $420.6 million, and $367.7 million at September 30, 1997, December 31, 1996, and September 30, 1996, respectively. Borrowings from non-deposit funding sources increased $365.7 million, or 86.9%, during the nine months ended September 30, 1997, and increased $418.6 million, or 113.8%, during the twelve month period ended September 30, 1997. The increases were due to the increase in FHLB advances to $500.9 million, which represents an increase of $81.7 million, or 19.5%, and $174.2 million, or 53.3%, during the nine months and twelve months ended September 30, 1997, respectively. In addition, Other Borrowings were boosted by repurchase agreements, which amounted to $284.4 million at September 30, 1997, versus $0 at December 31, 1996, and $39.5 million on September 30, 1996.

The implementation of the Registrant's leveraging strategy has not impaired its access to external funds. At the end of the nine month period ending September 30, 1997, the Registrant had maximum FHLB lines of credit totalling $911.9 million vs $935.2 million in available FHLB credit for the nine month period ending September 30, 1996. This marginal decline of 2.5% or $23.3 million is based on increased repurchase activity during 1997. Whenever a financial institution utilizes repurchases as a funding option, the maximum amount of credit available from the FHLB is correspondingly reduced. This shift in external funding sources is predicated on the current cost of funds advantage associated with the repurchase transactions.

Table 6 on the following page presents the composition of the Registrant's other borrowings as of September 30, 1997, December 31, 1996, and September 30, 1996, respectively.



                (Balance of this page left blank intentionally.)

TABLE 6 - Other Borrowings



                                                   September 30, 1997            December 31, 1996             September 30, 1996
                                                  Amount       Percent          Amount      Percent          Amount         Percent
                                               -------------------------     -------------------------     -------------------------
FHLB Advances                                  $500,878         63.70%        $419,146         99.65%        $326,692         88.85%
Repurchase Agreements                           284,441         36.17%            --            0.00%          39,531         10.75%
ESOP Loan                                           990          0.13%           1,485          0.35%           1,485          0.40%
                                               -------------------------     -------------------------     -------------------------

Total Other Borrowings                         $786,309        100.00%        $420,631        100.00%        $367,708        100.00%
                                               =========================     =========================     =========================



               (Balance of this page is left intentionally blank.)

LIQUIDITY The Registrant's primary sources of funds are deposits and proceeds from principal and interest payments on loans and mortgage-backed securities. While maturities and scheduled amortization of loans and mortgage-backed securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Registrant anticipates that it will have sufficient funds available to meet its current commitments.

The Registrant exceeded all regulatory standards for liquidity at September 30, 1997, December 31, 1996, and September 30, 1996.

OTHER MATTERS On January 29, 1997, the Bank filed an F-3 regarding the formation of a two tier mutual holding company structure which was incorporated by reference in the March 31, 1997 F-4 report. On September 17, 1997 the Federal Reserve approved the formation of Harris Financial, Inc. (the Registrant), a second tier holding company, which owns 100% of the outstanding shares of Harris Savings Bank (HSB). All September 30, 1997 financial information reflects the combined operations of the Registrant and it's wholly owned subsidiary, Harris Savings Bank.

REGULATORY ACTIVITY Recently, Pennsylvania enacted a law to permit State chartered banking institutions to sell insurance. This follows a U.S. Supreme Court decision in favor of nationwide insurance sales by banks and which also bars states from blocking insurance sales by national banks in towns with populations of no more than 5,000. The Bank is currently evaluating its options regarding the sale of insurance.

Congress is currently considering legislative reforms to modernize the financial services industry, including repealing the Glass Steagall Act which prohibits commercial banks from engaging in the securities industry. Consequently, equity underwriting activities of banks may increase in the near future.

The Deposit Insurance Funds Act of 1996 also provides regulatory relief to the financial services industry relative to environmental risks, frequency of examinations, and the simplification of forms and disclosures.

From time to time, various types of federal and state legislation have been proposed that could result in additional regulation of, and restrictions on, the business of the Registrant and the Bank. It cannot be predicted whether such legislation will be enacted or, if enacted, how such legislation would affect the business of the Registrant and the Bank. As a consequence of the extensive regulation of commercial banking activities in the United States, the Registrant's and the Bank's business is particularly susceptible to being affected by federal legislation and regulations that may increase the costs of doing business. Except as specifically described above, Management believes that the affect of the provisions of the aforementioned legislation on the liquidity, capital resources, and results of operations of the Registrant will be immaterial. Management is not aware of any other current specific recommendations by regulatory authorities or proposed legislation, which if they were implemented, would have a material adverse effect upon the liquidity, capital resources, or results of operations, although the general cost of compliance with numerous and multiple federal and state laws and regulations does have, and in the future may have, a negative impact on the Registrant's results of operations.

Further, the business of the Registrant is also affected by the state of the financial services industry in general. As a result of legal and industry changes, Management predicts that the industry will continue to experience an increase in consolidations and mergers as the financial services industry strives for greater cost efficiencies and market share. Management also expects increased diversification of financial products and services offered by the Bank and its competitors. Management believes that such consolidations and mergers, and diversification of products and services may enhance its competitive position as a community bank.

YEAR 2000 COMPLIANCE The Registrant is in the process of assessing the cost and extent of vulnerability of the Registrant's computer systems to the "Year 2000 problem." Modifications or replacements of computer systems to attain Year 2000 compliance have begun, and the Registrant expects to attain Year 2000 compliance and institute appropriate testing of its modifications and replacements before the Year 2000 date change. The Registrant believes that, with modifications to existing software and conversions to new software, the Year 2000 problem will not pose a significant operational problem for the Registrant. However, because most computer systems are, by their very nature, interdependent, it is possible that non-compliant third party computers could "reinfect" the Registrant's computer systems. The Registrant could be adversely affected by the Year 2000 problem if it or unrelated parties fail to successfully address this problem. The Registrant has taken steps to communicate with the unrelated parties with whom it deals to coordinate Year 2000 compliance. The costs incurred in addressing the Year 2000 Problem will be expensed as incurred, in compliance with GAAP.

The financial impact to the Registrant of Year 2000 compliance has not been and is not anticipated to be material to the Registrant's financial position or results of operations in any given year.


PART II. OTHER INFORMATION

     Item 1. Legal Proceedings.
             None.

     Item 2. Changes in Securities and Use of Proceeds
             None.

     Item 3. Defaults Upon Senior Securities
             None.

     Item 4. Submission of Matters to a Vote of Security Holders.
             None.

     Item 5. Other information.
             None.

     Item 6. Exhibits and Reports on Form 8-K

          (a)  Exhibits

               Exhibit 3(i) Articles of Incorporation of Registrant (Incorporated by Reference to Exhibit B of the Prospectus/Proxy Statement included in Registrant's Registration Statement No. 333-22415 on Form S-4, filed with the Commission on February 26, 1997, and amended on March 17, 1997).

               Exhibit 3(ii)  Bylaws of Registrant (Incorporated by
                              Reference to Exhibit C of the Prospectus/Proxy Statement included in Registrant's Registration Statement No. 333-22415 on Form S-4, filed with the Commission on February 26, 1997, and amended on March 17, 1997).

               Exhibit 10.1 Harris Savings Bank 1994 Stock Option Plan for Outside Directors (Incorporated by Reference to Exhibit 4.1 to Registrant's Registration Statement No. 333-36087 on Form S-8, filed with the Commission on September 22, 1997).

               Exhibit 10.2   Harris Savings Bank 1994 Incentive Stock
                              Option Plan (Incorporated by Reference to Exhibit
                              4.2 to Registrant's Registration Statement No. 333-36087 on Form S-8, filed with the Commission on September 22, 1997).

               Exhibit 10.2   Harris Savings Bank 1996 Incentive Stock
                              Option Plan (Incorporated by Reference to Exhibit
                              4.3 to Registrant's Registration Statement No. 333-36087 on form S-8, filed with the Commission on September 22, 1997).

               Exhibit 10.3 Harris Savings Bank Recognition and Retention Plan for Officers and Employees (Incorporated by Reference to Exhibit 10.4 to Registrant's Registration Statement No. 333-22415 on Form S-4, filed with the Commission on February 26, 1997, and amended on March 17, 1997).

               Exhibit 10.4 Harris Savings Bank Recognition and Retention Plan for Outside Directors (Incorporated by Reference to Exhibit 10.5 to Registrant's Registration Statement No. 333-22415 on Form S-4, filed with Commission on February 26, 1997, and amended on March 17, 1997).

               Exhibit 10.5 Form of Employment Contracts between the Bank and Bernard H. Sarfert, Sr. and the Bank and Lyle
                              B. Shughart, each dated March 13, 1997
                              (Incorporated by Reference to Exhibit 10.6 to Registrant's Registration Statement No. 333-22415 on Form S-4, filed with the Commission on February 26, 1997, and amended on March 17, 1997).

               Exhibit 10.6 Form of Change in Control Agreements between the Bank and William J. McLaughlin, James L. Durrell, William M. Long and Lyle B. Shughart, all dated January 25, 1994 (Incorporated by Reference to Exhibit 10.7 to Registrant's Registration Statement No. 333-22415 on Form S-4, filed with the Commission on February 26, 1997, and amended on March 17, 1997).

               Exhibit 10.7 Harris Savings Bank Supplemental Executive Retirement Plan (Incorporated by Reference to
                              Exhibit 10.8 to Registrant's Registration
                              Statement No. 333-22415 on Form S-4, filed with the Commission on February 26, 1997, and amended on March 17, 1997).

               Exhibit 11     Statement Re: Computation of Earnings Per
                              Share.

               Exhibit 27     Financial Data Schedule


     (b)  Reports on form 8-K.

          The Registrant filed the following Current Reports on form 8-K during the third quarter of 1997:

               (i) Current Report on Form 8-K, dated January 30, 1997, re:
               Consummation of Reorganization, filed with the Securities and Exchange Commission on September 22, 1997; and

               (ii) Current Report on Form 8-K, dated September 25, 1997, re:
               Resignation of Registrant's President and Chief Executive Officer, filed with the Securities and Exchange Commission on September 29, 1997.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   HARRIS FINANCIAL, INC.
                                   (Registrant)


                                By James L. Durrell
                                   ---------------------------------------
                                   James L. Durrell, President
                                   and Chief Executive Officer


                                By Joseph S. Arthur
                                   ---------------------------------------
                                   Joseph S. Arthur, Senior Vice President
                                   and Chief Financial Officer


Dated: November 10, 1997

                                  EXHIBIT INDEX



Exhibit Number
--------------

Exhibit 3(i) Articles of Incorporation of Registrant (Incorporated by Reference to Exhibit B of the Prospectus/Proxy Statement No. 333-22415 on Form S-4, filed with the Commission on February 26, 1997, and amended on March 17, 1997).

Exhibit 3(ii) Bylaws of Registrant (Incorporated by Reference to Exhibit C of the Prospectus/Proxy Statement included in Registrant's Registration Statement No. 333-22415 on Form S-4, filed with the Commission on February 26, 1997, and amended on March 17, 1997).

Exhibit 10.1 Harris Savings Bank 1994 Stock Option Plan for Outside Directors (Incorporated by Reference to Exhibit 4.1 to Registrant's Registration Statement No. 333-36087 on Form S-8, filed with the Commission on September 22, 1997).

Exhibit 10.2 Harris Savings Bank 1994 Incentive Stock Option Plan (Incorporated by Reference to Exhibit 4.2 to Registrant's Registration Statement No. 333-36087 on Form S-8, filed with the Commission on September 22, 1997).

Exhibit 10.2 Harris Savings Bank 1996 Incentive Stock Option Plan (Incorporated by Reference to Exhibit 4.3 to Registrant's Registration Statement No. 333-36087 on Form S-8, filed with the Commission on September 22, 1997).

Exhibit 10.3 Harris Savings Bank Recognition and Retention Plan for Officers and Employees (Incorporated by Reference to Exhibit 10.4 to Registrant's Registration Statement No. 333-22415 On Form S-4, filed with the Commission on February 26, 1997, and amended on March 17, 1997).

Exhibit 10.4 Harris Savings Bank Recognition and Retention Plan for Outside Directors (Incorporated by Reference to Exhibit 10.5 to Registrant's Registration Statement No. 333-22415 on Form S-4, filed with Commission on February 26, 1997, and amended on March 17, 1997).

Exhibit 10.5 Form of Employment Contracts between the Bank and Bernard H. Sarfert, Sr. and the Bank and Lyle B. Shughart, each dated March 13, 1997 (Incorporated by Reference to Exhibit 10.6 to Registrant's Registration Statement No. 333-22415 on Form S-4, filed with the Commission on February 26, 1997, and amended on March 17, 1997).

Exhibit 10.6   Form of Change in Control Agreements between the Bank and William
               J. McLaughlin, James L. Durrell, William M. Long and Lyle B. Shughart, all dated January 25, 1994 (Incorporated by Reference to Exhibit 10.7 to Registrant's Registration Statement No. 333-22415 on Form S-4, filed with the Commission on February 26, 1997, and amended on March 17, 1997).

Exhibit 10.7 Harris Savings Bank Supplemental Executive Retirement Plan (Incorporated by Reference to Exhibit 10.8 to Registrant's Registration Statement No. 333-22415 on Form S-4, filed with the Commission on February 26, 1997, and amended on March 17, 1997).

Exhibit 11     Statement Re: Computation of Earnings Per Share.

Exhibit 27     Financial Data Schedule

                       Securities and Exchange Commission
                                    Form 10-Q
                                   Exhibit 11
            Statement Regarding the Computation of Earnings Per Share


                                                                 For the nine month period              For the quarter ending
                                                                    ending September 30,                     September 30,
                                                             -------------------------------        -------------------------------
                                                                  1997(1)        1996(1)(2)            1997(1)           1996(1)(2)
                                                             -------------------------------        -------------------------------
Weighted average shares outstanding:

  Common Stock                                                 33,680,124         32,949,993          33,714,075         32,957,994

  Common Stock Equivalents(1)
     Stock Options                                                271,227               --               321,702               --
     Stock Awards                                                  25,455               --                29,910               --
     ESOP shares                                                   55,536               --                92,355               --
                                                             -------------------------------        -------------------------------
  Total common stock equivalents                                  352,218               --               443,967               --
                                                             -------------------------------        -------------------------------

                                                             -------------------------------        -------------------------------
  Total weighted average shares outstanding                    34,032,342         32,949,993          34,158,042         32,957,994
                                                             ===============================        ===============================

Net income                                                   $ 15,032,000       $ (1,489,000)       $  5,258,000       $ (3,395,000)
                                                             ===============================        ===============================

Net income per share                                         $       0.44       $      (0.05)       $       0.15       $      (0.10)
                                                             ===============================        ===============================






(1) The 1997 and 1996 earnings per share calculations reflect the retroactive effect of a 3 for 1 stock split effected in the form of a dividend that was approved by the Board of Directors on October 22, 1997. The dividend was declared to stockholders of record as of November 4, 1997 and will be paid on November 18, 1997.

(2) Common stock equivalents are not factored into the 1996 per share calculations as the inclusion of these equivalents would have an anti-dilutive impact on the calculation.