Form 10-K
period 1997-12-31
HARRIS FINANCIAL INC
filed 1998-03-30
CIK 1034650

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ____________________   to _______________________

                         Commission file number 0-22399

                             HARRIS FINANCIAL, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

             PENNSYLVANIA                               23-2889833
             ------------                               ----------
      (State or other jurisdiction          (IRS Employer Identification Number)
    of incorporation or organization)

235 North Second Street, PO Box 1711, Harrisburg, Pennsylvania          17105
--------------------------------------------------------------          -----
(Address of principal executive offices)                             (Zip Code)

                                 (717) 236-4041
                                 --------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Securities registered pursuant to Section 12(g) of the Act; Common Stock $.01 per share, par value

         Indicate by check mark whether the registrant; (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.

         The aggregate market value of the shares of Common Stock of the Registrant held by nonaffiliates of the Registrant was $202,240,800 at March 12, 1998.

         As of March 12, 1998, the Registrant had 33,926,700 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:


         Excerpts from the Registrant's Annual Report to Shareholders for the year ended December 31, 1997 are incorporated herein by reference in response to Parts I, II and IV of this report. The Registrant's definitive Proxy Statement to be used in connection with its 1998 Annual Meeting of Shareholders is incorporated herein by reference in partial response to Part III, hereof.

                             HARRIS FINANCIAL, INC.
                                     PART I

ITEM 1.  BUSINESS

         Harris Financial, Inc. ("HFI" or the "Registrant"), was organized under Pennsylvania law in 1997. It is a bank holding company regulated by the Board of Governors of the Federal Reserve System (the "FRB") and its wholly-owned state chartered savings bank subsidiary is Harris Savings Bank (the `Bank").

General

         The Bank began providing financial services as a state chartered mutual savings and loan association in 1886. The Bank continued to operate under this charter until 1991, when it converted to a state chartered mutual savings bank. In January 1994, the Bank became a state-chartered stock savings bank in connection with its formation of Harris Financial, MHC, a Pennsylvania mutual holding company (the "MHC"). As part of this mutual holding company formation, the Bank completed a stock offering that raised proceeds of $23.7 million. In September 1997, the Bank and the MHC reorganized into a "two-tier" mutual holding company whereby HFI was established as a majority-owned subsidiary of the MHC, and the Bank became a wholly-owned subsidiary of HFI. At the present time, approximately 75.2% of the common stock of HFI is owned by the MHC, and the remainder is owned by the public. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC") under the Savings Association Insurance Fund ("SAIF"). The Bank has been a member of the Federal Home Loan Bank System since 1941. At December 31, 1997, HFI had total assets of $2.2 billion with deposits of $1.1 billion and stockholder's equity of $179 million. The current corporate structure of the Bank, HFI and the MHC is as follows:



[graphic]





         The Bank presently operates 33 full service offices, an operations center and a business center. The Bank primarily serves depositors in the five central Pennsylvania counties of Dauphin, Cumberland, York, Lancaster, and Lebanon and in the northern Maryland county of Washington. It serves small business lenders in the same area. The Bank offers residential mortgages in Pennsylvania and four other states through it's mortgage banking subsidiary in Blue Bell, Pennsylvania. Mobile home loans are originated throughout most of the eastern United States.

The Bank's primary lending activities continue to be the origination of loans secured by first mortgages on owner-occupied one-to-four family residences. At December 31, 1997, such loans totaled $539.2 million or 60.4% of total loans. The Bank began originating commercial loans in 1996 and its portfolio totaled $81.3 million at December 31, 1997.

         The net income of the Bank depends primarily on its net interest income, which is the difference between interest income on loans and investments and interest expense on deposits and borrowings. Because of this reliance on net interest income, the Bank's net income is affected by changes in market interest rates and prevailing economic conditions. For example, assuming a liability sensitive position, as interest rates rise, the Bank's net interest income will tend to fall, and conversely when interest rates fall, the Bank's net interest income will tend to rise. This condition is often referred to as "interest rate risk". Financial institutions which accept and manage substantial degrees of interest rate risk are generally susceptible to larger net interest income fluctuations when compared to peer institutions which accept less interest rate risk. Accordingly, managing interest rate risk successfully has a significant impact on the Bank's return on equity.

         During most of 1997, interest rates remained relatively stable due to low inflation and a relatively stable economy. However, the Bank's net interest margin, which is equal to net interest income divided by average interest earning assets, decreased moderately. The Bank aggressively increased its investment and borrowing activity in order to utilize its excess capital in 1997. This leveraging increased net interest income but had the effect of reducing the Bank's net interest margin. The Bank's net interest margin percentage decreased to 2.66% for the year ended December 31, 1997 from 2.87% for the year ended December 31, 1996.

         Another major risk normally undertaken by financial institutions is "credit risk". This is the risk that a borrower will not repay a loan and that the underlying collateral will be insufficient to prevent a loss. Credit losses in 1997, 1996, and 1995 were considered to be immaterial and consistent with the Bank's history of maintaining high asset quality. In 1996, the Bank began to originate commercial loans on businesses and as such, it began to take on more credit risk as it became more like a full service community bank. This is part of a planned restructuring to reduce interest rate risk and to diversify the assets of the Bank.

         Historically, the Bank has closely monitored its level of non-interest expense. As it continued the transition to a community bank, additional expenditures were incurred during the year ended December 31, 1997 compared to the year ended December 31, 1996. Increased expenditures were primarily due to $5.0 million expense incurred to upgrade the information systems infrastructure to accommodate the overall transition to a community bank.



Reorganization

         In January 1994, the Bank formed the MHC as a Pennsylvania chartered mutual holding company. Each deposit account of the Bank's mutual savings bank predecessor at the time of the reorganization became a deposit account in the Bank in the same amount and upon the same terms and conditions, except the holder of each such deposit account received liquidation rights in the MHC instead of the Bank.

         The reorganization was approved by the FRB, the Pennsylvania Department of Banking ("Department") and the FDIC. The plan of reorganization authorized the Bank to offer stock in one or more stock offerings up to a maximum of 49% of the issued and outstanding shares of its common stock. The Bank offered $25.0 million of common stock on a priority basis to: (i) eligible depositors as of December 31, 1992; (ii) the employee stock ownership plan (ESOP); (iii) officers, trustees and employees of the Bank, and the Bank's recognition and retention plans (RRP); (iv) other depositors and borrowers as of October 29, 1993; and (v) the general public.

         In September 1997, the Bank and the MHC were reorganized into its current "two-tier" mutual holding company structure by establishing HFI as the parent of the Bank. Under the terms of this reorganization, each share of Bank common stock was exchanged for one share of HFI common stock. The "two-tier" reorganization was approved by the FRB, the Department and the FDIC subject to several conditions, including that: (i) the MHC may not transfer its shares of HFI and HFI may not transfer its shares of the Bank without the prior approval of the FRB; (ii) HFI may not issue any equity securities without prior approval of the FRB; (iii) the MHC must obtain FRB approval of any conversion of the MHC from mutual to stock form; and (iv) unless waived by the FRB, the Bank's depositiors will be given priority rights in any sale of HFI stock to any person other than the MHC. The two-tier reorganization was accounted for in a manner similar to a pooling of interests. Accordingly, all prior period financial information of HFI herein is identical to the prior period financial information of the Bank.

         On October 21, 1997, the Board of Directors of HFI declared a 3 for 1 stock split to be effected in the form of dividend to stockholders of record as of November 4, 1997, and payable on November 18, 1997. All share and per share information herein has been restated to reflect the stock split as if it had been in effect during all of the periods presented.

Treasury Stock Repurchase

         On February 27, 1998, Harris Financial, Inc. received authorization from the Department to repurchase 450,000 shares of its outstanding common stock. The assumed price for the repurchase of the shares is $ 16 per share for an aggregate cost of $7,200,000. The shares will be used to establish several stock ownership and stock option plans. These plans, which are in the developmental phase, will benefit directors, executive officers, non-executive officers, and newly appointed executives or directors. The proposed repurchase of shares must be completed one year from the approval date of February 28, 1998. The approval may be extended for one year if a written request is received before the expiration date.

Limitations

         The approval from the Department is subject to any limitations or conditions that may be imposed by the Federal Reserve Bank in accordance with the Federal Reserve Act. The authority to grant this approval is established under the Department's letter of conditional approval (the "Conditional Approval Letter"), dated August 28, 1997, issued to effect the establishment of a "two-tier" mutual holding company by Harris Financial, MHC under the provisions of Section 15.1 of the Banking Code of 1965 and related policy statements. This letter states "the Stock Holding Company and the Savings Bank must obtain written approval from the Department prior to issuing or buying back any securities, or engaging in any other transaction involving securities of the Savings Bank, the Stock Holding Company or any affiliate thereof, which may include conditions deemed appropriate by the Department." This provision applies both the repurchase of shares and the establishment of stock ownership and stock option plans by the Holding Company.

         In addition, the Department imposes the following conditions relative to the proposed common stock repurchase: the Bank will maintain a minimum of the 6.5% Tier 1 capital ratio consistent with the Capital Maintenance Agreement section of the Department's policy regarding Mutual Holding Companies; and the Holding Company will follow all relevant rules of the Securities and Exchange Commissions ("SEC") relating to the repurchase of the shares pursuant to this approval including but not limited to Rule 10b-18 of the rules and regulations under the Securities Exchange Act of 1934 .


Competition

         The Bank competes with a significant number of financial institutions in its market area, many of which are substantially larger and have greater financial resources than the Bank, and all of which are competitors of the Bank to varying degrees. The Bank's competition for loans comes principally from savings banks, savings and loan associations, mortgage banking companies and commercial banks. The Bank's most direct competition for deposits has historically come from savings banks, savings and loan associations, commercial banks, and credit unions. The Bank faces additional and increasing competition for deposits from other financial intermediaries such as brokerage firms and insurance companies. Competition may also increase as a result of the reduction of restrictions on interstate operations of financial institutions.


Employees

         At December 31, 1997, HFI employed 550 persons, with full time equivalent employees totaling 532 individuals at that date. None of the employees are represented by a collective bargaining group and management believes relations with its employees to be good.


Regulation and Supervision

Regulation

General

         The Bank is a Pennsylvania-chartered savings bank and its deposit accounts are insured up to applicable limits by the FDIC under the SAIF. The Bank is subject to extensive regulation by the Department, as its chartering agency, and by the FDIC, as the insurer of deposits. The Bank must file reports with the Department and the FDIC concerning its activities and financial condition, and must obtain regulatory approvals prior to entering into certain transactions including, but not limited to, mergers and acquisition of other financial institutions. The Department and the FDIC periodically examine the Bank to test its compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the FDIC insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and with their examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Department or the FDIC could have a material adverse impact on HFI, the Bank and their operations. HFI and the MHC; as mutual savings bank holding companies; are required to file certain reports with, and otherwise comply with the rules and regulations of the FRB. Certain of the regulatory requirements applicable to the Bank, HFI and the MHC are referred to below or elsewhere herein.

Pennsylvania Savings Bank Law

         The Pennsylvania Banking Code of 1965, as amended (the "Banking Code") contains detailed provisions governing the organization, location of offices, rights and responsibilities of directors, officers, employees, and depositors, as well as corporate powers, savings and investment operation and other aspects of the Bank and its affairs. The Banking Code delegates extensive rulemaking power and administrative discretion to the Department so that the supervision and regulation of state-chartered savings banks may be flexible and readily responsive to changes in economic conditions and in savings and lending practices.

         One of the purposes of the Banking Code is to provide savings banks with the opportunity to be competitive with each other and with other financial institutions existing under other Pennsylvania laws as well as other state, federal and foreign laws. A Pennsylvania savings bank may locate or change the location of its principal place of business and establish an office anywhere in Pennsylvania, with the prior approval of the Department.

         The Department generally examines each savings bank not less frequently than once every two years. Although the Department may accept the examinations and reports of the FDIC in lieu of the Department's examination, the current practice is for the Department to conduct individual examinations. The Department may order any savings bank to discontinue any violation of law or unsafe or unsound business practice and may direct any trustee, officer, attorney, or employee of a savings bank engaged in an objectionable activity, after the Department has ordered the activity to be terminated, to show cause at a hearing before the Department as to why such person should not be removed.

Interstate Banking

         Prior to 1994 a bank holding company located in one state was prohibited from acquiring a bank or all of its assets located in another state unless the acquisition was specifically authorized by a reciprocal interstate banking statute, such as the statute adopted in Pennsylvania in 1990, specifically permitting interstate acquisitions. Similarly, interstate branching was prohibited for national banks and state-chartered member banks, although some states, not including Pennsylvania, had passed laws permitting limited interstate branching by non-Federal Reserve member state banks. The Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") permits an adequately capitalized, adequately managed bank holding company to acquire a bank in another state, whether or not the state permits the acquisition, subject to certain deposit concentration caps and the FRB's approval. A state may not impose discriminatory requirements on acquisitions by out-of-state holding companies. In addition, under the Riegle-Neal Act, a bank may expand interstate by merging with a bank in another state and also may consolidate the acquired bank into new branch offices of the acquiring bank, unless the other state affirmatively opts out of the legislation before that date. The Riegle-Neal Act also permits de novo interstate branching, but only if a state affirmatively opted in by appropriate legislature. Once a state opted into interstate branching, it could not opt out at a later date. The Riegle-Neal Act also allows foreign banks to branch by merger or de novo branch to the same extent as banks from the foreign bank's home state. In 1995, the Pennsylvania Legislature amended the Banking Code to opt in to all of the provisions of the Riegle-Neal Act, including interstate bank mergers and de novo interstate branching.

Insurance of Accounts and Regulation by the FDIC

         The FDIC has adopted a risk-based insurance assessment system. The FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period, consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. The FDIC is authorized to raise the assessment rates in certain circumstances. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Bank.

         As a result of the enactment of the Small Business Job Protection Act of 1996, all savings banks and savings associations may convert to a commercial bank charter, diversify their lending, or merge into a commercial bank without having to recapture any of their pre-1998 tax bad debt reserve accumulations. Any post-1987 reserves are subject to recapture, regardless of whether or not a particular thrift intends to convert its charter, be acquired, or diversify its activities. The recapture of post-1987 reserves is assessed in equal installments over the six year period beginning in fiscal year 1997. At December 31, 1997, the Bank had a balance of approximately $5.3 million of bad debt reserves in retained income that is subject to recapture under this legislation.


Capital Requirements

         Any savings institution that fails any of its federal capital requirements is subject to possible enforcement actions by the FDIC. Such actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on an institution's operations, termination of federal deposit insurance, and the appointment of a conservator or receiver. Certain actions are required by law. The FDIC's capital regulation provides that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.

         The Bank is also subject to more stringent Department capital guidelines. Although not adopted in regulation form, the Department utilizes capital standards requiring a minimum of 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the FDIC. At December 31, 1997, the Bank exceeded the Department's capital guidelines.

Loans-to-One Borrower Limitation

         Under federal regulations, with certain limited exceptions, the Bank may lend to a single or related group of borrowers on an "unsecured" basis an amount up to 15% of its unimpaired capital and surplus. An additional amount may be lent, up to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. As of December 31, 1997, the Bank did not have any loans which exceeded this limitation.

Prompt Corrective Action

         Under Section 38 of the Federal Deposit Insurance Act ("FDIA"), each federal banking agency is required to implement a system of prompt corrective action for the institutions which it regulates. The federal banking agencies have promulgated substantially similar regulations to implement the system of prompt corrective action. Under the regulations, a bank shall be deemed to be
(i) "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) "adequately capitalized" if it has total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more, and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized"; (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal or less that 2.0%. Section 38 of the FDIA and the related regulations also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution to comply with supervisory actions as if it were in the next lower category(except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). As of December 31, 1997, the Bank was a "well-capitalized institution" for this purpose.

Activities and Investments of Insured State-Chartered Banks

         Section 24 of the FDIA generally limits the activities and equity investments of FDIC-insured, state chartered banks to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not, directly or indirectly, acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things:
(i) acquiring or retaining a majority interest in a subsidiary; (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation, or new construction of a qualified housing project, provided that such limited partnership investments many not exceed 2% of the bank's total assets; (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors', trustees', and officers' liability insurance coverage or banker's blanket bond group insurance coverage for insured depository institutions; and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met.

Regulatory Enforcement Authority

         The enforcement powers available to federal banking regulators have been significantly increased since 1989. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders, and to initiate injunctive actions against banking organizations and institution-affiliated parties. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other action or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

Dividends

         The Banking Code states, in part, that dividends may be declared and paid only out of accumulated net earnings and many not be declared or paid unless surplus (retained earnings) is at least equal to contributed capital. The Bank has not declared or paid any dividends which cause the Bank's retained earnings to be reduced below the amount required. Finally, dividends may not be declared or paid if the Bank is in default in payment of any assessment due the FDIC. At December 31, 1997, the Bank's retained earnings exceeded contributed capital by $112 million and the Bank was not in default of any assessment due the FDIC.

Holding Company Regulation

         Under the Bank Holding Company Act of 1956 (the "BHCA"), a bank holding company must obtain FRB approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company.

         The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or FRB regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The list of activities permitted by the FRB includes, among other things, operating a savings association, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders, traveler's checks and United States Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers.

         HFI and the MHC are also subject to capital adequacy guidelines for bank holding companies (on a consolidated basis) which are substantially similar to those of the FDIC for the Bank.

         The FRB has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the FRB's view that a bank holding company should pay cash dividends only to the extent that the holding company's net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company's capital needs, asset quality and overall financial condition. The FRB also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the FRB, the FRB may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as "undercapitalized."

         The activities of HFI and the MHC are also restricted pursuant the conditions imposed by the FRB as part of its approval of the holding company structure described earlier in the Reorganization section of this 10-K.
Such conditions include the following:

                   o The MHC may not transfer its shares of HFI, and HFI may not transfer its shares of the Bank without the prior approval of the FRB;
                   o The Bank, HFI or any subsidiary of the MHC may not issue equity securities without the prior approval of the FRB;

                   o The MHC must file an application to the FRB prior to any conversion of the MHC from mutual to stock form;
                   o Unless waived by the FRB, the Bank's depositors will be given priority rights in any sale of the Bank or HFI stock to any person other than the MHC;
                   o Any purchase of Common Stock from the MHC by HFI must be approved in advance by the FRB, and must be made at the then-current market price;
                   o HFI and the MHC may not incur any debt without FRB approval; and
                   o HFI and the MHC may not pledge HFI's Common Stock in support of any borrowing without FRB approval.


Transactions with Affiliates

         Under current federal law, transactions between depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings bank is any company or entity that controls, is controlled by, or is under common control with the savings bank, other than a subsidiary. In a holding company context, at a minimum, the parent holding company of a savings bank and any companies which are controlled by such parent holding company are affiliates of the savings bank. Generally, Section 23A limits the extent to which the savings bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such savings bank's capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. The term "covered transaction" includes the making of loans or other extension of credit to an affiliate; the purchase of assets from an affiliate, the purchase of, or an investment in, the securities of an affiliate; the acceptance of securities of an affiliate as collateral for a loan or extension of credit to any person; or issuance of a guarantee, acceptance, or letter of credit on behalf of the affiliate. Section 23A also establishes specific collateral requirements for loans or extension of credit to, or guarantees, acceptances on letters of credit issued on behalf of an affiliate.
Section 23B requires that covered transactions, and a broad list of other specified transactions, be on terms substantially the same , or no less favorable, to the savings bank or its subsidiary as similar transactions with nonaffiliates.

         Further, Section 22(h) of the Federal Reserve Act restricts a savings bank with respect to loans to directors, executive offices, and principal stockholders. Under Section 22(h), loans to directors, executive officers and stockholders who control, directly or indirectly, 10% or more of voting securities of the a savings bank , and certain related interests of any of the forgoing, may not exceed, together with all other outstanding loans to such persons and affiliated entities, the savings bank's total capital and surplus.
Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers, and stockholders who control 10% or more of the voting securities of a stock savings bank, and their respective related interests, unless such a loan is approved in advance by a majority of the board of directors of the savings bank. Further, pursuant to
Section 22(h), loans to directors, executive officers and principal stockholders must generally be made on terms substantially the same as offered in comparable transactions to other persons. Section 22(g) of the Federal Reserve Act places additional limitations on loans to executive officers.

Miscellaneous

         In addition to requiring a new system of risk-based insurance assessments and a system of prompt corrective action with respect to undercapitalized banks, as discussed above, the FDIC requires federal banking regulators to adopt regulations in a number of areas to ensure bank safety and soundness, including internal controls, credit underwriting, asset growth, management compensation, ratios of classified assets to capital, and earnings. Federal law also contains provisions which are intended to enhance independent auditing requirements, restrict the activities of state-chartered insured banks, amend various consumer banking laws, limit the ability of "undercapitalized banks" to borrow from the Federal Reserve's Discount Window, require regulators to perform annual on-site bank examinations, and set standards for real estate lending.

Federal Securities Law

         Shares of HFI's common stock are registered with the SEC under Section 12(g) of the Exchange Act. Information can be examined without charge at the public reference facilities of the SEC located at 450 Fifth Street, NW, Washington DC 20549, and copies of such material can be obtained from the SEC at prescribed rates. The SEC maintains a web site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding registrants, including HFI, that file electronically.

         The foregoing references to laws and regulations are brief summaries thereof which do not purport to be complete and which are qualified in their entirety by reference to such laws and regulations.


Monetary Policy

         The earnings of HFI are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. An important function of the Federal Reserve System is to regulate the money supply and interest rates. Among the instruments used to implement those objectives are open market operations in United States government securities and changes in reserve requirements against member bank deposits. These instruments are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may also effect rates charged on loans or paid for deposits.

         HFI is a member of the Federal Reserve System, and therefore, FRB policies and regulations have a significant impact on its deposits, loans and investment growth, as well as the rate of interest earned and paid, and expected to be paid, and are expected to affect HFI's operations in the future. Management cannot predict the effect such policies and regulations will have on the future business and earnings of HFI.

ITEM 2.              PROPERTIES


                                             Year Leased               Leased or
Location                                     or Acquired               Owned
--------                                     -----------               ---------

Main Office
235 N. Second St.
Harrisburg, PA 17101                         1935                      Owned

Operations Center
635 North 12th St.
Lemoyne, PA 17043                            1989                      Owned

Business Center
234 N. Second St.
Harrisburg, PA 17101                         1996                      Owned

Branch Offices:

4075 Market Street
Camp Hill, PA 17011                          1994                      Leased

1832 Market Street
Camp Hill, PA 17011                          1969                      Owned

3555 Capital City Mall
Camp Hill, PA 17011                          1974                      Leased

3100 Market Street
Camp Hill, PA 17011                          1996                      Owned

300 Camp Hill Mall
Camp Hill, PA 17011                          1996                      Leased

17 West High Street
Carlisle, PA 17013                           1987                      Owned

Colonial Park Mall
Harrisburg, PA 17109                         1976                      Leased

9 South Market Street
Elizabethtown, PA 17022                      1982                      Leased

                                             Year Leased               Leased or
Location                                     or Acquired               Owned
36 East Main Street
Ephrata, PA 17522                            1989                      Leased

100 East King Street
Lancaster, PA 17603                          1982                      Owned

1195 Quentin Road
Lebanon Plaza Mall
Lebanon, PA 17042                            1980                      Leased

33 Market Square
Manheim, PA 17545                            1984                      Leased

600 East Simpson Street
Mechanicsburg, PA 17055                      1987                      Owned

Silver Spring Commons
6520 Carlisle Pike
Mechanicsburg, PA 17055                      1996                      Leased

99 Old York Road
New Cumberland, PA 17070                     1980                      Leased

North Middleton
921 Cavalry Road
Carlisle, PA 17013                           1987                      Owned

1677 Oregon Pike
Lancaster, PA 17601                          1991                      Owned

Paxton Square
6075 Allentown Boulevard
Harrisburg, PA 17112                         1990                      Owned

355 Fifth Street
Quarryville, PA 17566                        1987                      Leased

Queensgate
2081 Springwood Road
York, PA 17403                               1989                      Leased

401 Enola Road
Enola, PA 17025                              1979                      Owned

                                             Year Leased               Leased or
Location                                     or Acquired               Owned
--------                                     -----------               ---------

Suite #3, Point Mall
Harrisburg, PA 17111                         1975                      Leased

320 Newberry Commons
Etters, PA 17319                             1992                      Leased

West Shore Plaza
1200 Market Street
Lemoyne, PA 17043                            1982                      Leased

2450 Eastern Boulevard
York, PA 17402                               1979                      Owned

100 West Washington Street
Hagerstown, MD 21740                         1995                      Leased

1591 Potomac Avenue
Hagerstown, MD 21742                         1995                      Leased

526 S. 29th Street
Harrisburg, PA 17104                         1996                      Owned

Beaufort Farms Plaza
2017 Linglestown Road
Harrisburg, PA 17110                         1996                      Leased

114 W. Chocolate Avenue
Hershey, PA 17033                            1996                      Owned

Hershey Square
1161 Mae Street
Hummelstown, PA 17036                        1996                      Owned

Mushroom Hill
6301 Grayson Road
Harrisburg, PA 17111                         1997                      Leased

                                             Year Leased               Leased or
Location                                     or Acquired               Owned
--------                                     -----------               ---------

Mortgage Lending Offices:

2500 Kingston Road
York, PA 17402                                1987                     Owned

Avstar Mortgage Corporation
1515 Dekalb Pike
Blue Bell, PA 19422                           1997                     Owned

Avstar Mortgage Corporation
d/b/a/ Realty Executives
4059 Skippack Pike
Skippack, PA 19474                            1997                     Leased

Avstar Mortgage Corporation
600 E. Eden Road
Lancaster, PA 17603                           1997                     Leased

Avstar Mortgage Corporation
333 Jimmie Leeds Rd.
Suite #7
Absecon, NJ 08201                             1997                     Leased

Avstar Mortgage Corporation
Marlton Crossing
Garden Office
Suite 102F Centre Boulevard
Marlton, NJ 08053                             1997                     Leased

Avstar Mortgage Corporation
2508 Schoenersville Road
Bethlehem, PA 18017                           1997                     Leased

ITEM 3.  LEGAL PROCEEDINGS

         Management, after consulting with the Registrant's legal counsel, is not aware of any litigation that would have a material adverse effect on the consolidated financial position of the Registrant. There are no proceedings pending other than ordinary routine litigation incident to the business of the Registrant and of the Bank. In addition, management does not know of any material proceedings contemplated by government authorities against the Registrant or the Bank.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The information required by this Item, regarding market value, dividend payment, and number of shareholders is set forth on page 57 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1997, which is included at Exhibit 13 hereto, and incorporated herein by reference.

         As of March 12, 1998, there were approximately 3,709 shareholders of record of the Registrant's common stock.



ITEM 6.  SELECTED FINANCIAL DATA.

         The information required by this Item is set forth on page 1 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1997, which is included at Exhibit 13 hereto, and incorporated herein by reference.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information required by this Item is set forth on pages 9 through 28 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1997, which pages are included at Exhibit 13 hereto, and incorporated herein by reference.

         All statistical information presented in the above referenced document which requires averages has been compiled using average monthly amounts.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The information required by this Item is set forth on pages 14 through 15 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1997, which pages are included at Exhibit 13 hereto, and incorporated herein by reference.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required by this Item is set forth on pages 31 through 55 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1997, which pages are included at Exhibit 13 hereto, and incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this Item, relating to directors, executive officers, and controlling interests is set forth on pages 7 through 10 and page 12 of the Registrant's definitive Proxy Statement to be used in connection with the 1998 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

         Section 16(a) Beneficial Ownership Compliance. Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Registrant's officers and directors, and persons who own more that 10 percent of a registered class of the Registrant's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10 percent shareholders are required by SEC regulation to furnish the Registrant with copies of all Section 16(a) forms they file.

         Based solely upon its review of the copies of such forms received by it or written representations from certain reporting persons that no Forms 5 were required for those persons, the Registrant believes that during the period from January 1, 1997 through December 31, 1997, its officers and directors were in compliance with all filing requirements applicable to them.


ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item, relating to executive compensation, is set forth in pages 11 through 13 of the Registrant's definitive Proxy Statement to be used in connection with the 1998 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this Item, relating to beneficial ownership of the Registrant's Common Stock, is set forth in pages 3 through 6 of the Registrant's definitive Proxy Statement to be used in connection with the 1998 Annual Meeting of Shareholders, which pages are incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item, relating to transactions with management and others, certain business relationships and indebtedness of management, is set forth on pages 12 and 13 of the Registrant's definitive Proxy Statement to be used in connection with the 1998 Annual Meeting of Shareholders, which page is incorporated herein by reference.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)    1. Financial Statements.

                   The following financial statements are included by reference in Part II, Item 8 hereof: Report of Independent Certified Public Accountants. Consolidated Balance Sheets: December 31, 1997 and 1996. Consolidated Statements of Income: Years ended December 31, 1997, 1996 and 1995. Consolidated Statement of Changes in Stockholders' Equity: Years ended December 31, 1997, 1996 and 1995. Consolidated Statement of Cash Flows:
                   Years ended December 31, 1997, 1996 and 1995. Notes to Consolidated Financial Statements.

                2. Financial Statement Schedules.

                   Financial Statement Schedules are omitted because the required information is either not applicable, not required or is shown in the respective financial statements or in the notes thereto.

                3. The following Exhibits are filed herewith or incorporated by reference as a part of this annual report.


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

Exhibit 10.8          Executive Employment Agreement between Harris Savings Bank and
                      Richard C. Ruben, dated August 11, 1997.  Incorporated by Reference to



                      Exhibit 10.1 on Form 8-K, File Number 000-22399, filed with the Commission on March 13, 1998.

Exhibit 10.9          Executive Agreement between Harris Financial MHC and Charles C.
                      Pearson, Jr., dated December 19, 1997.  Incorporated by Reference to
                      Exhibit 10.2 on Form 8-K, File Number 000-22399, filed with the
                      Commission on March 13, 1998.


Exhibit 11            Statement Re: Computation of Earnings Per Share.

Exhibit 13            1997 Annual Report to Shareholders

Exhibit 23.1          Consent of  Independent Auditors - KPGM Peat Marwick LLP

Exhibit 23.2          Consent of Independent Auditors - Arthur Andersen LLP

Exhibit 27            Financial Data Schedule

                                   SIGNATURES
         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Harris Financial, Inc. has duly caused this report to be signed on its behalf my the undersigned, thereunto duly authorized.

                             HARRIS FINANCIAL, INC.

March 17, 1997                    By: /s/ Charles C. Pearson, Jr.
                                     -------------------------------
                                          Charles C. Pearson, Jr.
                                          President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Harris Financial, Inc. and in the capacities and on the dates indicated.


/s/ Charles C. Pearson, Jr.        President and Chief Executive Officer        March 17,1998
-------------------------          Officer and Director
Charles C. Pearson, Jr.            (Principal Executive Officer)


/s/ James L. Durrell               Executive Vice President and                 March 17,1998
-------------------------          Chief Financial Officer
James L. Durrell                   (Principal Accounting and Financial
                                   Officer)

/s/ Robert E. Kessler              Chairman of the Board and                    March 17,1998
-------------------------          Director
Robert E. Kessler


/s/Samuel M. Altdoerffer, Sr.      Director                                     March 17,1998
-------------------------
Samuel M. Altdoerffer, Sr.

/s/ Ernest P. Davis                Director                                     March 17,1998
-------------------------
Ernest P. Davis

/s/ Jimmie C. George               Director                                     March 17,1998
-------------------------
Jimmie C. George

/s/ Robert A. Houck                Director                                     March 17,1998
-------------------------
Robert A. Houck

/s/ Bruce S. Isaacman              Director                                     March 17,1998
-------------------------
Bruce S. Isaacman

/s/ William E. McClure, Jr.        Director                                     March 17,1998
-------------------------
William E. McClure, Jr.

/s/ William A. Siverling           Director                                     March 17,1998
-------------------------
William A. Siverling

/s/                                Director                                     March 17,1998
-------------------------
Frank R. Sourbeer

/s/ Donald B. Springer             Director                                     March 17,1998
-------------------------
Donald B. Springer

