Form 10-Q
period 1998-03-31
HARRIS FINANCIAL INC
filed 1998-05-14
CIK 1034650

================================================================================


                       Securities and Exchange Commission
                          Washington, D.C. 20549

                                 Form 10-Q
(Mark One)
[  X  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE
        SECURITIES  EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 1998

                                       OR
[     ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    --------------------------

                        Commission File Number: 0-22399
                                                -------

                             HARRIS FINANCIAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          PENNSYLVANIA                                 23-2889833
          ------------                                 ----------
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                      Identification No.)


235 North Second Street, PO Box 1711, Harrisburg, Pennsylvania         17105
--------------------------------------------------------------         -----
           (Address of principal executive offices)                 (Zip Code)

(Registrant's telephone number, including area code)        717-236-4041
                                                            ------------

-------------------------------------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X .       No     .
    ----           ----

     Indicate the number of shares outstanding of each of the Bank's classes of common stock, as of the latest practicable date 33,957,950 shares of stock, par value of $.01 per share, outstanding at April 30, 1998.

================================================================================

Part I. Financial Information.


Part 1, Item 1 Financial Statements.


               (Balance of this page is left intentionally blank.)

                                      Page

                     HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                           (in thousands) (Unaudited)


                                                                   March 31,          December 31,
                                                                     1998                 1997
                                                                  -----------         ------------
Assets
------
Cash and cash equivalents                                         $    57,157         $    24,466
Marketable securities held to maturity (Note 2)                             -              96,412
Marketable securities available for sale (Note 2)                   1,209,273           1,102,782
Loans receivable, net                                                 887,765             890,484
Loans held for sale, net                                               20,421              14,886
Loan servicing rights (Note 3)                                         11,373              11,830
Real estate investments                                                 6,831               6,698
Premises and equipment, net of accumulated
   depreciation of $15,934 and $15,393                                 18,917              18,722
Accrued interest receivable                                            15,506              13,538
Income taxes receivable                                                     -               5,757
Intangible assets                                                      18,792              19,396
Other assets                                                           14,266               2,088
                                                                  -----------         -----------
   Total assets                                                   $ 2,260,301         $ 2,207,059
                                                                  ===========         ===========

Liabilities and Stockholders' Equity
--------------------------------------
Deposits                                                          $ 1,139,174         $ 1,146,238
Escrow                                                                  9,730               8,552
Accrued interest payable                                               10,923               4,297
Postretirement benefit obligation                                       2,737               2,297
Other borrowings (Note 4)                                             902,878             853,978
Deferred tax liability                                                  6,711               8,279
Income taxes payable                                                      353                   -
Other liabilities                                                       4,037               4,384
                                                                  -----------         -----------
   Total Liabilities                                              $ 2,076,543         $ 2,028,025
                                                                  -----------         -----------

Common stock, $.01 par value, authorized 50,000,000
  shares 33,941,700 shares issued and outstanding at
  March 31, 1998, 33,790,400 shares issued and
  outstanding at December 31, 1997 (Notes 8 and 9)                      $ 339               $ 338
Paid in capital                                                        28,981              28,016
Retained earnings                                                     146,355             141,043
Net unrealized gain on marketable securities                            9,085              10,732
Employee stock ownership plan                                            (471)               (529)
Recognition and retention plans                                          (531)               (566)
                                                                  -----------         -----------
    Total stockholders' equity                                        183,758             179,034
                                                                  -----------         -----------
    Total liabilities and stockholders' equity                    $ 2,260,301         $ 2,207,059
                                                                  ===========         ===========

See accompanying notes to consolidated financial statements.
All 1997 share data and per share data have been restated to give effect to the 3 for 1 stock split on November 18, 1997

                     HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                    (in thousands, except for per share data)
                                   (Unaudited)
                                                    Three Months Ended March 31,
                                                    ----------------------------
Interest Income:                                          1998       1997
                                                        --------    -------
  Loans Receivable:
      First mortgage loans                              $ 12,340    $ 11,160
      Commercial                                           2,199       1,275
      Consumer and other loans                             4,707       4,775
  Taxable investments                                      7,435       4,736
  Taxfree investments                                      1,534       1,306
  Dividends                                                2,245       1,518
  Mortgage backed securities                               9,928       6,618
  Money market securities                                     19          66
                                                        --------    --------
       Total Interest Income                              40,407      31,454
                                                        --------    --------
Interest Expense:
  Deposits                                                12,980      13,595
  Borrowed funds (Note 4)                                 13,312       6,293
  Escrow                                                      17          33
                                                        --------    --------
    Total interest expense                                26,309      19,921
                                                        --------    --------
     Net interest income                                  14,098      11,533
Provision for loan losses                                    830         152
                                                        --------    --------
    Net int. inc. after provision for loan losses         13,268      11,381
                                                        --------    --------
Non-interest income:
  Service charges on deposits                                678         348
  Other svc. charges/commissions/fees                        437         288
  Net servicing income                                       (54)        558
  Gain on sale of mortgage backed securities (Note 2)        895       1,044
  Gain on sale of other securities, net (Note 2)           1,489         411
  Gain on sale of loans, net                               1,074         440
  Other                                                      409         186
                                                        --------    --------
      Total non-interest income                            4,928       3,275
                                                        --------    --------
Non-interest expense:
  Salaries and benefits                                    5,335       4,074
  Equipment expense                                          679         429
  Occupancy expense                                          729         752
  Advertising and public relations                           492         439
  FDIC insurance                                             179         191
  Director fees                                               76          76
  Income from real estate operations                        (161)        (96)
  Amortization of intangibles and write-offs                 605         587
  Other                                                    1,889       1,205
                                                        --------    --------
     Total non-interest expense                            9,823       7,657
                                                        --------    --------
  Income before income taxes                               8,373       6,999
  Income tax expense                                       2,624       2,290
                                                        --------    --------
      Net Income                                        $  5,749    $  4,709
                                                        ========    ========
  Basic earnings per share (Note 8)                     $   0.17    $   0.14
                                                        ========    ========
  Diluted earnings per share (Note 8)                   $   0.17    $   0.14
                                                        ========    ========

See accompanying notes to consolidated financial statements
All share and per share data have been restated to give effect for a 3 for 1 stock split on November 18, 1997.

                     HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                                 (in thousands)
                                   (Unaudited)

                                                                                          Net      Employee  Recognition
                                                                                      Unrealized     Stock       And
                                                     Common      Paid in    Retained  Gain/(Loss)  Ownership   Retention
                                                      Stock      Capital    Earnings on Securities    Plan       Plan       Total
                                                -----------------------------------------------------------------------------------

Balance at January 1, 1997                          $    336    $ 25,676    $124,812   $  3,615    $ (1,024)   $   (665)   $152,750
Net income                                                                     4,709                                          4,709
Dividends paid at $.0483 per share                                              (368)                                          (368)
Exercised stock options                                               49                                                         49
Change in unrealized gain (loss) on marketable
  securities, net of tax effect of ($2,216)                                              (3,641)                             (3,641)
ESOP stock committed for release                                                                        124                     124
Earned portion of RRP plan                                                                                           25          25
Excess of fair value above cost of ESOP stock
   committed for release                                             130                                                        130
Excess of fair value above cost of earned portion
   of RRP stock                                                       24                                                         24
                                                    --------    --------    --------   --------    --------    --------    --------
Balance at March 31, 1997                           $    336    $ 25,879    $129,153   $    (26)   $   (900)   $   (640)   $153,802
                                                    ========    ========    ========   ========    ========    ========    ========

Balance at January 1, 1998                          $    338    $ 28,016    $141,043   $ 10,732    $   (529)   $   (566)   $179,034
Net income                                                                     5,749                                          5,749
Dividends paid at $.055 per share                                               (437)                                          (437)
Exercised stock options                                    1         503                                                        504
Change in unrealized gain (loss) on marketable
  securities, net of tax effect of ($1,110)                                              (1,647)                             (1,647)
ESOP stock committed for release                                                                         58                      58
Earned portion of RRP plan                                                                                           35          35
Excess of fair value above cost of ESOP stock
   committed for release                                             289                                                        289
Excess of fair value above cost of earned portion
   of RRP stock                                                      173                                                        173
                                                    --------    --------    --------   --------    --------    --------    --------
Balance at March 31, 1998                           $    339    $ 28,981    $146,355   $  9,085    $   (471)   $   (531)   $183,758
                                                    ========    ========    ========   ========    ========    ========    ========


See accompanying notes to consolidated financial statements.
All share and per share data have been restated to give effect for the 3 for 1 stock split on November 18, 1997.

                     HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)


                                                                              Three Months Ended March 31,
                                                                                   1997         1996
                                                                              ------------    ---------
Cash flows from operating activities:
  Net Income                                                                     $   5,749    $   4,709
  Adjustments to reconcile net income to net cash provided by operating activities :
    Provision for loan losses                                                          830          152
    Net depreciation, amortization, and accretion                                    2,768          850
    (Increase) decrease in loans held for sale                                      (4,833)         392
    Net gain on sales of interest earning assets                                    (3,458)      (1,895)
    Gain on sale of foreclosed real estate                                              (1)         (16)
    Equity (income)/losses from joint ventures                                          (4)          52
    Increase in accrued interest receivable                                         (1,968)      (1,971)
    Increase in accrued interest payable                                             6,626        5,510
    Amortization and write-off of intangibles                                          605          585
    Earned ESOP shares                                                                 347          254
    Earned RRP shares                                                                  208           49
    Provision for deferred income taxes                                               (452)         285
    Decrease in income taxes receivable                                              6,104        3,767
    Other, net                                                                      (4,035)        (440)
                                                                                 ---------    ---------
  Net cash provided by operating activities                                          8,486       12,283
                                                                                 ---------    ---------

Cash flows from investing activities:
   Proceeds from maturities and principal reductions of marketable securities:
       Held to Maturity                                                              1,032        6,687
       Available-for-sale                                                          159,666        7,188
   Proceeds from sales of marketable securities; available for sale                267,231      145,485
   Purchase of marketable securities; available for sale                          (445,931)    (328,943)
   Loans Sold                                                                       31,554        4,409
   Net increase in loan originations less principal payments on
       loans                                                                       (31,598)     (21,632)
   Purchase of loan servicing rights                                                  (433)         (29)
   Investment in real estate held for investment                                      --             20
   Proceeds from payments on real estate held for investment                            14          130
   Purchases of premises and equipment                                                (736)        (691)
   Cash proceeds received from the sale of foreclosed real
      estate                                                                           325          276
                                                                                 ---------    ---------
      Net cash used in investing activities                                      $ (18,876)   $(187,100)
                                                                                 ---------    ---------

   See accompanying notes to the consolidated financial statements.

                                   (Continued)

                     HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)
                                   (continued)


                                                        Three Months Ended March 31,
                                                             1997         1996
                                                           ---------    ---------

Cash flows from financing activities:
    Net (decrease) increase in deposits                    $  (7,064)   $   2,039
    Net increase in other borrowings                          48,900      169,090
    Net (decrease) increase in escrow                          1,178          (40)
    Cash dividends                                              (437)        (368)
    Proceeds from the exercise of stock options                  504           49
                                                           ---------    ---------

  Net cash provided by financing operations                   43,081      170,770
                                                           ---------    ---------

  Net increase (decrease) in cash and cash equivalents        32,691       (4,047)

Cash and cash equivalents at beginning of period              24,466       29,693
                                                           ---------    ---------

Cash and cash equivalents at end of period                 $  57,157    $  25,646
                                                           =========    =========

Supplemental disclosures:
Cash paid during the years for:

  Interest on deposits, advances and other borrowings
       (includes interest credited to deposit accounts)    $  18,166    $  40,373
  Income taxes                                                    69        2,378

Cash received during the years for:

  Income tax refunds                                       $   3,089    $    --

Non-cash investing activities:

  Transfer from loans to foreclosed real estate            $     484    $    --


See accompanying notes to consolidated financial statements.

                     HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
          (All dollar amounts presented in the tables are in thousands)
                                   (Unaudited)



(1) Accounting Policies

     The Consolidated Financial Statements include the accounts of Harris Financial, Inc. and its wholly-owned subsidiary Harris Savings Bank. In turn, Harris Savings Bank is comprised of the following subsidiaries: Avstar Mortgage Corporation, Harris Delaware Corporation, H. S. Service Corporation, First Harrisburg Service Corporation and C.B.L. Service Corporation. All intercompany balances have been eliminated in consolidation.

     The accompanying interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of interim periods have been made. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998 or any other interim period.

     The accounting policies followed in the presentation of interim financial results are consistent with those followed on an annual basis. These policies are presented on pages 36 through 38 of the 1997 Annual Report to Stockholders.


(2) Marketable Securities

     Marketable Securities consist of the following as of the date indicated:


                                                         March 31,  December 31,  March 31,
                                                           1998         1997         1997
                                                        ----------  ------------  ---------

Held-to-maturity, at amortized cost (1)                 $       --   $   96,412   $  102,728
                                                        ----------   ----------   ----------
Available-for-sale, at amortized cost                    1,194,461    1,085,214      891,404
Available-for-sale, net unrealized gain                     14,812       17,568          (64)
                                                        ----------   ----------   ----------
Available-for-sale, at fair value                        1,209,273    1,102,782      891,340
                                                        ----------   ----------   ----------
     Total Marketable securities                        $1,209,273   $1,199,194   $  994,068
                                                        ==========   ==========   ==========


(1) In January 1998, the remaining held-to-maturity portfolio with a book value of $96.4 million was transferred to the available-for-sale segment of the portfolio. The market value of these securities at time of transfer was $97.5 million. The transfer reflects a realignment of the Registrant's investment objectives.

                     HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
          (All dollar amounts presented in the tables are in thousands)
                                   (Unaudited)



(2) Marketable Securities (continued)

     The amortized cost and fair value of marketable securities at March 31, 1998 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                               Amortized       Fair
                                                                  Cost         Value
                                                               ----------   ----------
Available-for-sale
    Due in one year or less (1)                                $  141,285   $  141,047
    Due after one year through five years                         209,082      209,005
    Due after five years through ten years                        105,985      108,308
    Due after ten years                                            32,951       33,335
    Equity Securities                                             149,363      159,032
    Mortgage-backed securities                                    555,795      558,546
                                                               ----------   ----------
                Total securities available-for-sale            $1,194,461   $1,209,273
                                                               ==========   ==========

(1) In January 1998, the held-to-maturity portfolio of $96.0 million was transferred to the available-for-sale and $63.0 million of the amount transferred was subsequently sold. The net addition to the AFS segment from the HTM reclassification was $33.0 million.

Activity from the sale of marketable securities is as follows:


                             For the three months ended
                                      March 31,
                           -------------------------------
                             1998                   1997
                           --------               --------
Proceeds                   $267,231               $145,485
                           ========               ========
Gross gains                $  2,384               $  1,511
Gross losses                     --                     56
                           --------               --------
Net gain                   $  2,384               $  1,455
                           ========               ========

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


(3) Loans Serviced for Others

     The following table sets forth information concerning loans serviced for others as of the dates indicated. These balances are not included in the accompanying consolidated statements of financial condition:


                                                  March 31,   December 31,   March 31,
                                                    1998          1997          1997
                                                 ----------    ----------    ----------

Unpaid principal balances of mortgage loans
  serviced for:
FHLMC                                            $  668,368    $  670,426    $  636,293
FNMA                                                317,345       328,086       317,065
Other investors                                      16,525        68,389        68,046
                                                 ----------    ----------    ----------
    Total Mortgage loans serviced                $1,002,238    $1,066,901    $1,021,404
                                                 ==========    ==========    ==========

Carrying value of mortgage loan servicing
     rights                                      $   11,373    $   11,830    $   11,991
                                                 ==========    ==========    ==========
Fair value of mortgage loan servicing
    rights                                       $   12,964    $   14,181    $   12,200
                                                 ==========    ==========    ==========

Valuation allowance for impairment related to
    mortgage loan servicing rights               $      219    $      126    $      122
                                                 ==========    ==========    ==========

                     HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
          (All dollar amounts presented in the tables are in thousands)
                                   (Unaudited)


(4) Other Borrowings

     The following table presents the composition of the Registrant's other borrowings as of the dates indicated.


                                  March 31,     December 31,      March 31,
                                    1998            1997            1997
                                  ---------     ------------      ---------

FHLB advances                     $573,988        $575,440        $588,730
Repurchase Agreements              328,395         277,548              --
ESOP loan                              495             990             990
                                  --------        --------        --------

   Total  other borrowings        $902,878        $853,978        $589,720
                                  ========        ========        ========


(5) Treasury Stock Repurchase Program

     On February 27, 1998, Harris Financial, Inc. received authorization from the Pennsylvania Department of Banking to repurchase 450,000 shares of its outstanding common stock at the prevailing market price at time of repurchase. The shares will be used to establish several stock ownership and stock option plans. These plans, which are in the developmental phase, will benefit directors, executive officers, and non-executive officers. Repurchase of shares must be completed within one year of the program's authorization date. The approval may be extended for one year if a written request for extension is received by the Pennsylvania Department of Banking before February 29, 1999.

                     HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
          (All dollar amounts presented in the tables are in thousands)
                                   (Unaudited)


(6) New Accounting Standards

     In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position No. 98-1 (SOP 98-1) "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 defines the characteristics of internal-use software and sets guidance regarding the classification of internal-use software costs based on the type of cost incurred and the stage of the software implementation. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. Management does not expect the adoption of SOP 98-1 to have a material effect on the financial condition or results of operations of the Registrant.

     In April 1998, the AICPA issued Statement of Position No. 98-5 (SOP 98-5), "Reporting on the Costs of Start Up Activities". This statement is effective for financial statements for fiscal years beginning after December 15, 1998. SOP 98-5 set forth criteria for defining start up costs and requires that all such costs be expensed as incurred. The adoption of SOP 98-5 will require the write-off of previously capitalized start-up costs, which should be reported as the cumulative effect of a change in accounting principle in the period of the statement's adoption. Management believes that the adoption of this statement will not have a material effect on the Registrant's financial condition or results of operation.


(7) Commitments and Contingent Liabilities

     In the ordinary course of business, the Registrant makes commitments to extend letters of credit to its customers. At March 31, 1998 and December 31, 1997, standby letters of credit issued and outstanding amounted to $4,530,000 and $2,281,000 respectively. These letters of credit are not reflected in the accompanying financial statements. Management does not anticipate any significant losses as a result of these transactions.

     At March 31, 1998, the Registrant has $54,791,000 in unused line of credit commitments extended to its customers, $29,877,000 of undistributed funds on construction loans and $50,381,000 of loan origination commitments.


(8) Earnings per share

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

(8) Earnings per share (continued)

     The following table shows the allocation of earnings per share to basic earnings per share and diluted earnings per share.


                                                                       Per Share
For the quarter ended March 31, 1998           Income       Shares      Amount
                                             ----------   ----------   ---------
Basic earnings per share
  Income available to common shareholders    $5,749,000   33,880,514   $   0.17
                                             ----------   ----------   --------
  Options held by management and directors                   299,606
                                             ----------   ----------   --------
Diluted earnings per share
  Income available to common shareholders
  plus assumed conversion                    $5,749,000   34,180,120   $   0.17
                                             ==========   ==========   ========

For the quarter ended March 31, 1997
Basic earnings per share
  Income available to common shareholders    $4,709,000   33,133,908   $   0.14
                                             ----------   ----------   --------
  Options held by management and directors                   260,160
                                             ----------   ----------   --------
Diluted earnings per share
  Income available to common shareholders
  plus assumed conversion                    $4,709,000   33,394,068   $   0.14
                                             ==========   ==========   ========


(9) Reorganization

     On September 17, 1997, Harris Savings Bank and its existing mutual holding company parent, Harris Financial, MHC, reorganized into a two-tier mutual holding company structure with the establishment of a state chartered holding company, Harris Financial, Inc., as the parent of the Bank. Under the terms of this reorganization, each share of Harris Savings Bank stock was exchanged for one share of Harris Financial, Inc. stock.

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

(10) Comprehensive Income

     On January 1, 1998, the Registrant adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income, as defined by SFAS 130, is the total of net income and all other nonowner changes in equity. Total comprehensive income for the three months ended March 31, 1998 and 1997 was $4.1 million and $1.1 million, respectively. The difference between net income and comprehensive income for the above periods is due to unrealized gains and losses on available for sale securities.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying interim consolidated financial statements for Harris Financial, Inc. Please note that Harris Financial, Inc. (the Registrant or HFI) is the successor to the issuer Harris Savings Bank (the Bank). This discussion should be read in conjunction with the 1997 Annual Report. Current performance does not guarantee, and may not be indicative of similar performance in the future.

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

(a)  Results of Operations

     Net Income or Loss The net income for the three month period ended March 31, 1998 was $5,749,000, representing an increase of $1,040,000 or 22.1%
     from the $4,709,000 net income figure reported during the first three months of 1997.

     Net Interest Income Net interest income, on a tax equivalent basis, totaled $14,926,000 for the three months ended March 31, 1998, which represents an increase of $2,690,000, or 22.0%, from the $12,236,000 of net interest income recorded in the three months ended March 31, 1997. This increase reflected a favorable volume variance of $1,846,000 due to a $493.3 million increase in total average earning assets to $2.196 billion during the year to date period ended March 31, 1998 as compared to $1.702 billion recorded during the same period ending March 31, 1997.

     The net volume variance of $1,846,000 was caused by the following factors:

     (1) Marketable Securities - Taxable: This category produced a $6,639,000 favorable volume variance which is due to growth in average balances that reflects the ongoing execution of the current investment strategy intended to deploy surplus capital generated by ongoing operations.

     (2) Commercial loans generated a positive volume variance of $664,000 which is based on the growth in average balances that is indicative of the Registrant's emphasis on increasing its market share in this loan category.

     (3) Borrowed funds generated an unfavorable volume variance of $7,119,000 which reflects the Registrant's wholesale funding to facilitate its current investment strategy.

     (4) Time deposits created a favorable volume variance of $779,000 which is indicative of a reduced reliance on this higher cost of funds and Registrant's emphasis on wholesale funding sources.

     The net favorable rate variance of $844,000 was caused by the following factors:

     (1) During the first quarter of 1998, the average yield on the mortgage loan portfolio increased by 58 basis points ( 8.71% vs. 8.13%) over the same period ending March 31, 1997. This increase is caused by higher levels of prepayments which accelerate the recognition of deferred origination income and increase the corresponding portfolio yield. Consequently, the mortgage loan portfolio generated a favorable rate variance of $811,000.

     (2) The yield on commercial loans increased by 137 basis points to 8.94%. The Registrant is experiencing the activation of lines of credit at Prime and Prime plus 50 basis points during the quarter ending March 31, 1998 that were not utilized by its customer base in the comparable quarter ending March 31, 1997.

     (3) Borrowed funds produced a favorable rate variance of $100,000. This reflects the 9 basis point reduction in the market costs of funds between the three month period ending March 31, 1998 and the comparable period ending March 31, 1997.

     (4) Other loans generated an unfavorable rate variance of $327,000. This segment of the Registrant's loan portfolio dropped 55 basis points ( 7.73% vs. 8.28%) from three month period ending March 31, 1998 and the comparable period ending March 31, 1997. This decrease reflects the repayment of previous higher yielding loans and the recognition of the remaining deferred costs when the loan is prepaid or refinanced.


     The continued reliance on wholesale funding sources instead of customer deposits had the effect of increasing the Registrant's interest cost of funds by a marginal 2 basis points (5.07% vs. 5.05%) for the three months ending March 31, 1998 versus the comparable period ending March 31, 1997. The reliance on wholesale funding is caused by a redeployment of excess capital generated from ongoing operations into an interest earning capacity. The ultimate objective of this leveraging strategy is to redeploy the current investment purchases into higher yielding assets that are consistent with the Registrant's prudent Asset Liability Management (ALM) objectives. However, the general stable nature of the yield curve has also decreased the overall yield of interest earning assets. Consequently, total interest earning assets generated 7.51% for the three months ending March 31, 1998 while the three month yield for the three months ending March 31, 1997 was 7.56%. These factors are also reflected in the decline in the net interest margin of 16 basis points to 2.72% in the year to date period ended March 31, 1998 as compared to 2.88 % recorded in the three month period ended March 31, 1997.

     Table 1 on the following page presents the Registrant's average asset and liability balances, interest rates, interest income, and interest expense for each of the three month periods ended March 31, 1998 and March 31, 1997, respectively. Table 2 presents a rate-volume analysis of changes in net interest income.

     For information on qualitative and quantitative disclosures regarding market risk, refer to Management's Discussion and Analysis included in the Annual Report to Stockholders. Correspondingly, there has been no significant changes in the Registrant's market risk profile.

TABLE 1 - Average Balance Sheets, Rate, and Interest Income and Expense Summary (All figures in 000's)

                                                                      For the quarter ended,
                                             --------------------------------------------------------------------------------------
                                                             March 31, 1998                                March 31, 1997
                                             -------------------------------------------     --------------------------------------
                                               Average       (1) (2)           Average       Average       (1) (2)         Average
                                               Balance       Interest         Yield/Cost     Balance       Interest      Yield/Cost
                                             -----------     --------         ----------     ----------    --------      ----------
                                                                          (Dollar amounts in thousands)

Assets:
   Interest Bearing assets:
      Mortgage Loans, net (1)                $   566,712     $ 12,340           8.71%      $   548,904     $ 11,160           8.13%
      Commercial loans                            98,393        2,199           8.94%           67,353        1,275           7.57%
      Other loans, net                           243,557        4,707           7.73%          230,621        4,775           8.28%
      Marketable Securities - Taxable          1,134,668       19,153           6.75%          741,765       12,548           6.77%
      Marketable Securities - Taxfree (2)        114,124        2,362           8.28%           92,770        2,009           8.66%
      Other interest earning assets               38,053          474           4.98%           20,754          390           7.52%
                                             -----------     --------                      -----------     --------
  Total interest-earning assets                2,195,507       41,235           7.51%        1,702,167       32,157           7.56%
                                                             --------                                      --------
  Noninterest-earning assets                      78,759                                        77,679
                                             -----------                                   -----------
  Total assets                               $ 2,274,266                                   $ 1,779,846
                                             ===========                                   ===========

Liabilities and stockholders' equity
  Interest bearing liabilities:
    Savings deposits                           $ 148,586        $ 958           2.58%        $ 147,614        $ 998           2.70%
    Time deposits                                749,082       10,280           5.49%          805,117       11,040           5.48%
    NOW and money market deposits                237,876        1,742           2.93%          182,461        1,557           3.41%
    Escrow                                        10,094           17           0.67%            8,545           33           1.54%
    Borrowed Funds                               931,108       13,312           5.72%          433,232        6,293           5.81%
                                             -----------     --------                      -----------     --------
  Total interest bearing liabilities           2,076,746       26,309           5.07%        1,576,969       19,921           5.05%
                                                             --------                                      --------
  Non interest bearing liabilities                14,657                                        48,782
                                             -----------                                   -----------
  Total liabilities                            2,091,403                                     1,625,751
  Stockholders' equity                           182,863                                       154,095
                                             -----------                                   -----------
  Total liabilities and shareholders' equity $ 2,274,266                                   $ 1,779,846
                                             ===========                                   ===========

Net interest income before
  provision for loan losses                                  $ 14,926                                      $ 12,236
                                                             ========                                      ========
Interest rate spread (3)                                                        2.44%                                         2.51%
Net interest-earning assets                    $ 118,761                                     $ 125,198
                                             ===========                                   ===========
Net interest margin (4)                                                         2.72%                                         2.88%
Ratio of interest earning assets to
  interest-bearing liabilities                                   1.06                                          1.08
                                                             ========                                      ========



(1) Includes income recognized on deferred loan fees of $949,000 and $252,000 for the comparable 1998 and 1997 periods, respectively.


(2)  Interest income and yields are shown on a tax-equivalent basis.

(3) Represents the difference between the average yield on interest earning assets and the average cost on interest-bearing liabilities.

(4) Represents the annualized net interest income before provision for loan loss divided by average interest-earning assets.

TABLE 2 - Rate/Volume Analysis of Changes in Net Interest Income (All figures in 000's)

                                                  Quarter Ended March 31, 1998
                                                           Compared to
                                                  Quarter Ended March 31, 1997
                                                       Increase (Decrease)
                                                -------------------------------

                                                Volume        Rate         Net
                                                ------       -----      -------
Interest-earning assets:
  Mortgage loans, net                            $ 369       $ 811      $ 1,180
  Commercial loans                                 664         260          924
  Other loans, net                                 259        (327)         (68)
  Marketable securities - Taxable                6,639         (34)       6,605
  Marketable securities - Taxfree                  445         (92)         353
  Other interest earning assets                    247        (163)          84
                                               -------       -----      -------
Total interest earning assets                    8,623         455        9,078
                                               -------       -----      -------


Interest-bearing liabilities
  Savings Deposits                                   6         (46)         (40)
  Time deposits                                   (779)         19         (760)
  NOW and money market deposits                    426        (241)         185
  Escrow and stock subscriptions                     5         (21)         (16)
  Borrowed funds                                 7,119        (100)       7,019
                                               -------       -----      -------
Total interest-bearing liabilities               6,777        (389)       6,388
                                               -------       -----      -------
Net change in net interest income              $ 1,846       $ 844      $ 2,690
                                               =======       =====      =======



Note: Changes in interest income and interest expense arising from the combination of rate and volume cariances are prorated across rate and volume variances

Provision for Loan Losses There was a $830,000 provision for loan losses recorded in the three months ended March 31, 1998, versus a $152,000 provision for loan losses recorded in the three months ended March 31, 1997. The $678,000 increase in the provision results from the Registrant's ongoing commitment to commercial lending and the recognition of the greater credit risks inherent in this type of lending and to address any unknown year 2000 problems pertaining to the computer applications (hardware or software) of the Registrant's commercial clients.

Noninterest Income Noninterest income totaled $4,928,000 for the three months ended March 31, 1998. This represents an increase of $1,653,000, or 50.5%, from the $3,275,000 recorded in the year to date period ending March 31, 1997. This increase can be attributed to several factors. The primary reason was a $2,384,000 gain associated with the sale of securities in the three months ending March 31, 1998. This represents a $929,000 increase over the $1,455,000 gain reported in the comparable period in 1997. Second, the sale of mortgage loans produced a $1,074,000 gain for the three months ending March 31, 1998. The year to date 1998 performance represents a $634,000 increase over the comparable three month period in 1997. Third, service charges on deposits generated $678,000, or a $330,000 increase over the prior year to date March 31, 1997 value of $348,000. This change is attributable to the Registrant's increased emphasis on fee income. Counter balancing these increases was a $612,000 drop in net servicing income from the year to date March 31, 1998 figure of a loss of $54,000 from the year to date March 31, 1997 figure of $558,000. This decrease is due in part to a $242,000 write-off of servicing rights resulting from the sale of servicing and a $94,000 provision for the impairment of servicing rights. This write-off was mitigated by a $390,000 gain realized on the sale of servicing rights which is included in other income.

Noninterest Expense Noninterest Expense was $9,823,000 for the three month period ending March 31, 1998. This is an increase $2,166,000, or 28.3%, from the $7,657,000 reported for the three month period ending March 31, 1997. The increase in Noninterest Expense was caused, primarily, by a $1,261,000 increase in Salary and Benefit Expense. This increase represents salary expenditures to acquire staff expertise which is necessary for the Registrant's transition to a full service community bank. In addition, the Registrant recognized a $684,000 increase in Other Expenses which is based on increased loan and deposit support activity and consulting costs incurred in the three month period ending March 31, 1998. These costs were incurred after the conversion to the new mainframe computer system in November 1997.

Provision for Income Taxes Corporate income tax expense totaled $2,624,000 for the three month period ended March 31, 1998, which resulted in an effective tax rate of 31.3% on pretax income of $8,373,000. This represents an increase of $334,000 from the $2,290,000 of corporate tax expense, resulting in an effective tax rate of 32.7% on pretax income of $6,999,000, recorded during the three month period ended March 31, 1997.

Sources and Uses of Funds Total cash and cash equivalents increased $32.7 million during the three month period ended March 31, 1998. For the comparable period ending March 31, 1997, cash and cash equivalents decreased by $4.0 million. Operating activities generated cash totaling $8.5 million and $12.3 million during the three month periods ended March 31, 1998 and March 31, 1997, respectively. During the three month period ending March 31, 1998, investing activities of the Registrant resulted in a net use of cash of $18.9 million, due mainly to $445.9 million in purchases of marketable securities and loan originations of $ 31.6 million which were partially offset by marketable security sales, maturities and principal reductions totaling $427.9 million and loan sales amounting to $31.6 million. During the three month period ending March 31, 1997, purchases for the Bank's portfolio of marketable securities used cash of $328.9 million, and loan originations used another $21.6 million. These purchases were partially offset by security sales totaling $145.5 million. The increase in marketable securities activity in 1998 relative to 1997 results primarily from the Registrant's reliance on using this portfolio to profitably deploy excess capital generated by net income. The Registrant's financing activities for the three month period ending March 31, 1998, resulted in a net sources of cash totaling $43.1 million, which is primarily attributable to borrowing increases of $48.9 million. However, deposit outflows of $7.1 million reduced the cash provided by financing operations for the three months ended March 31, 1998. The borrowing increases result from the Registrant's reliance on primarily wholesale funding sources to support investment operations. During the three months ending March 31, 1997, borrowings provided cash sources of $169.1 million.

Stockholders' Equity Stockholders' equity totaled $183.8 million, $179.0 million, and $153.8 million at March 31, 1998, December 31, 1997, and March 31, 1997, respectively. Stockholders' equity amounted to 8.1% on total assets of $
2.260 billion as of March 31, 1998, compared to 8.1% on total assets of $2.207 billion at December 31, 1997, and 7.9% on total assets of $1.943 billion at March 31, 1997.

The increase in Stockholders' equity of $4.7 million or 2.6% in the three months ended March 31, 1998 resulted mainly from $5.7 million in income from ongoing operations and $.5 million due to exercised stock options. Offsetting these increases is a $1.6 million decline in the market value, net of tax effect, of the available-for-sale securities portfolio. The increase in Stockholders' equity of $30.0 million or 19.5 % in the twelve month period ended March 31, 1998, consisted primarily of net additions of $18.8 million in income from ongoing operations; a net increase of $9.1 million in the market value, net of tax effect, of market value increases in the available-for-sale securities portfolio; and a $2.2 million increase in excess of fair value of ESOP stock committed for release and excess of fair value of cost of the earned portion of Recognition and Retention Plan (RRP) stock.

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



                                                                 Minimum                    Minimum
                                                               Requirement                Requirement
                                                               for Capital                   to be
HARRIS FINANCIAL, INC                     Actual                 Adequacy              "Well Capitalized"
                                   ---------------------    --------------------     ----------------------
                                    Amount         Ratio     Amount        Ratio      Amount          Ratio
                                   --------        -----    --------       -----     --------         -----
As of March 31, 1998
  Total Capital
    (to Risk Weighted Assets)      $164,930        13.1%    $100,773        8.0%     $125,966         10.0%
  Tier 1 Capital
    (to Risk Weighted Assets)       155,882        12.4%      50,386        4.0%       75,580          6.0%
  Tier 1 Capital
    (to Avg. Assets)                155,882         6.9%      89,755        4.0%      112,194          5.0%

As of December 31, 1997
  Total Capital
    (to Risk Weighted Assets)      $157,520        13.7%    $ 91,979        8.0%     $114,973         10.0%
  Tier 1 Capital
    (to Risk Weighted Assets)       148,906        13.0%      45,989        4.0%       68,984          6.0%
  Tier 1 Capital
    (to Avg. Assets)                148,906         7.5%      80,649        4.0%      100,811          5.0%

     The mid-tier holding company Harris Financial, Inc. was not formed until September 17, 1997. Consequently, no historical information for March 31, 1997 exists.

      The following table provides a comparison of Harris Savings Bank's risk-based capital ratios and leverage ratio to the minimum regulatory requirements for the period indicated.



                                                            Minimum                  Minimum
                                                           Requirement              Requirement
                                                           for Capital            to be "Well Cap-
HARRIS FINANCIAL, INC                       Actual          Adequacy                 italized"
                                   ---------------------    --------       --------------------------------
                                    Amount         Ratio     Amount        Ratio      Amount          Ratio
                                   --------        -----    --------       -----     --------         -----
As of March 31, 1998

  Total Capital
    (to Risk Weighted Assets)      $154,781         12.4%   $100,003        8.0%     $125,004         10.0%
  Tier 1 Capital
    (to Risk Weighted Assets)       145,733         11.7%     50,001        4.0%       75,002          6.0%
  Tier 1 Capital
    (to Avg. Assets)                145,733          6.5%     89,368        4.0%      111,710          5.0%

As of December 31, 1997
  Total Capital
    (to Risk Weighted Assets)      $147,533         12.9%    $91,474        8.0%     $114,343         10.0%
  Tier 1 Capital
    (to Risk Weighted Assets)       138,919         12.1%     45,737        4.0%       68,606          6.0%
  Tier 1 Capital
    (to Avg. Assets)                138,919          7.0%     80,558        4.0%      100,697          5.0%

As of March 31, 1997
  Total Capital
    (to Risk Weighted Assets)      $139,946         13.9%    $80,839        8.0%     $101,049         10.0%
  Tier 1 Capital
    (to Risk Weighted Assets)       131,507         13.0%     40,419        4.0%       60,629          6.0%
  Tier 1 Capital
    (to Avg. Assets)                131,507          7.4%     71,194        4.0%       88,992          5.0%


     During the month of March 1998, the Registrant adhered to the 6.5% Tier 1 minimum stipulated by the Pennsylvania Department of Banking ("Department"). This minimum threshold was a condition required by the Department for the Treasury Stock Repurchase Program that was approved on February 27, 1998.

     Marketable Securities In January 1998, the Registrant sold securities from the held-to-maturity (HTM) portfolio. The book value of these securities totalled $63.0 million and a gain of $1.4 million was realized from the transaction. The sale of these securities was designed to restructure investment cash flows that didn't mesh with the Registrant's current investment philosophy; recognize gains that were resident in the HTM portfolio; and reinvest the sale proceeds at higher current market yields. Under generally accepted accounting principles, the sale of these securities eliminated the Registrant's ability to use the held-to-maturity classification on any securities. As a result, the remaining securities in the held-to-maturity portfolio were transferred to the available-for-sale portfolio. This transfer resulted in a $209,565 increase, net of taxes, to the net unrealized gains on marketable securities.

     Marketable securities, excluding cash, totaled $1,209.3 million, $1,199.2 million, and $994.1 million at March 31, 1998, December 31, 1997, and March 31, 1997, respectively. Total marketable securities increased $10.1 million, or .8%, during the first three months of 1998. Total marketable securities increased $215.2 million, or 21.6%, in the twelve month period ended March 31, 1998.

     Based on fair market value, during the three month period ending March 31, 1998, U.S. Government/Agencies increased $28.9 million, corporate bonds increased $51.5 million, while total mortgage backed securities decreased $74.8 million. For the 12 month period ending March 31, 1998, U.S. Government/Agencies increased $49.8 million, mortgage backed securities increased $76.3 million, and corporate bonds increased $55.2 million.

     Table 3 on the following page presents the composition of the Registrant's marketable securities portfolio as of March 31, 1998, December 31, 1997, and March 31, 1997, respectively.



                (Balance of this page left intentionally blank.)

TABLE 3 - Composition of Marketable Securities Portfolios (All figures in 000's)

The following table sets forth certain information regarding the amortized cost and fair values of the Registrant's marketable securities portfolio at March 31, 1998, December 31, 1997, and March 31, 1997.



                                                   March 31, 1998              December 31, 1997              March 31, 1997
                                             -------------------------     -------------------------     -------------------------
                                             Amortized        Fair          Amortized        Fair         Amortized        Fair
                                                Cost          Value           Cost           Value          Cost           Value
                                             ----------     ----------     ----------     ----------     ----------     ----------

Held-to-maturity:
   U.S. Government and agencies              $     --       $     --       $   67,933     $   68,651     $   67,497     $   66,867
   Mortgage-backed securities:
        FNMA PC's                                  --             --            4,050          4,150          4,600          4,660
        Private Issue CMO's                        --             --           24,429         24,744         30,631         30,490
                                             ----------     ----------     ----------     ----------     ----------     ----------
        Total mortgage-backed securities           --             --           28,479         28,894         35,231         35,150
                                             ----------     ----------     ----------     ----------     ----------     ----------
  Total securities held-to-maturity          $     --       $     --       $   96,412     $   97,545     $  102,728     $  102,017
                                             ----------     ----------     ----------     ----------     ----------     ----------

Available-for-sale:
   U.S. Government and agencies              $  283,653     $  282,060     $  184,033     $  184,503     $  168,396     $  165,393
        Corporate bonds                          71,967         71,635         20,117         20,115         17,000         16,448
        Municipal obligations                   109,389        113,348        109,351        114,023         93,636         93,723
        FHLB stock                               32,219         32,219         30,027         30,027         29,449         29,449
        Equities (Common and Preferred)         117,144        126,813        116,802        124,790        109,785        113,716
        Asset Backed Securities                  24,294         24,652         24,551         24,837         25,667         25,519

   Mortgage-backed securities:
        FHLMC PC's                                2,389          2,507          2,920          3,066         30,842         31,501
        Private Issue PC's                         --             --             --             --           21,419         21,511
        FNMA CMO'S                              132,173        132,742        151,067        152,433        108,693        108,698
        FHLMC CMO's                              80,435         81,231        272,927        274,281        193,401        192,215
        Private Issue CMO's                     340,798        342,066        173,419        174,707         93,116         93,167
                                             ----------     ----------     ----------     ----------     ----------     ----------
        Total mortgage-backed securities        555,795        558,546        600,333        604,487        447,471        447,092
                                             ----------     ----------     ----------     ----------     ----------     ----------
   Total securities available-for-sale       $1,194,461     $1,209,273     $1,085,214     $1,102,782     $  891,404     $  891,340
                                             ----------     ----------     ----------     ----------     ----------     ----------

   Other interest-earning securities:
        FHLB daily investment                $   49,143     $   49,143     $   11,840     $   11,840     $    6,701     $    6,701
                                             ----------     ----------     ----------     ----------     ----------     ----------
   Total marketable securities and
      interest bearing investments           $1,243,604     $1,258,416     $1,193,466     $1,212,167     $1,000,833     $1,000,058
                                             ----------     ----------     ----------     ----------     ----------     ----------


     Loans Loans Receivable, excluding the reduction for the Allowance for Loan Losses, totaled $896.8 million, $899.1 million, and $849.2 million at March 31, 1998, December 31, 1997, and March 31, 1997, respectively. The decrease of $2.3 million, or .3%, for the three months ended March 31, 1998, reflects growth in commercial loans of $27.7 million. However, this increase was offset by a decline of $18.7 million and $11.3 million, in first mortgage loans and consumer and other loans, respectively, for the three month period ending March 31, 1998. The total portfolio increase of $47.6 million, or 5.6%, for the twelve month period ended March 31, 1998, resulted from a $35.5 million increase in commercial loans and $11.7 million increase in consumer and other loans. During the same twelve month period ending March 31, 1998, first mortgage loans increased a marginal $.4 million. These developments are part of a strategy designed to enhance the Registrant's ROE (Return on Equity) and maximize shareholder value, while managing interest rate risk.

     Table 4 on the following page presents an analysis of the Registrant's loan portfolio as of March 31, 1998, December 31, 1997, and March 31, 1997, respectively.



             (Balance of this page left intentionally blank.)

     TABLE 4 - Loan Composition (All Figures in 000's)


                                                      March 31, 1998       December 31, 1997     March 31, 1997
                                                          Amount                 Amount              Amount
                                                      --------------       -----------------     --------------
Mortgage loans:
Principal balances:
      One to four family                                $ 538,826               $ 539,248           $ 540,004
      Construction (1)                                     18,845                  36,814              17,820
                                                        ---------               ---------           ---------
Less:                                                     557,671                 576,062             557,824
       Unearned discounts                                     718                     855               1,280
       Net deferred loan origination fees                   8,548                   8,147               8,535
                                                        ---------               ---------           ---------
       Total first mortgage loans                         548,405                 567,060             548,009
                                                        ---------               ---------           ---------

Commercial Loans:
Principal balances:
    Secured by other residential real estate properties    15,171                  15,635              17,879
    Commercial                                             93,539                  65,620              55,271
                                                        ---------               ---------           ---------
Less:                                                     108,710                  81,255              73,150
       Unearned discounts                                     311                     534                 193
                                                        ---------               ---------           ---------
       Total commercial loans                             108,399                  80,721              72,957
                                                        ---------               ---------           ---------
Consumer and other loans:
Principal balances:
       Mobile home                                         69,085                  71,356              61,109
       Home equity and second mortgage                    149,966                 155,861             148,178
       Other                                                6,658                   9,097               4,560
                                                        ---------               ---------           ---------
            Total consumer and other loans                225,709                 236,314             213,847
Plus:
       Net deferred loan origination costs                    412                     499                 518
       Dealer Reserves                                     13,888                  14,504              13,911
                                                        ---------               ---------           ---------
       Total Consumer and other loans                     240,009                 251,317             228,276
                                                        ---------               ---------           ---------
Less Allowance for loan losses                              9,048                   8,614               8,439
                                                        ---------               ---------           ---------

            Loans Receivable, net                       $ 887,765               $ 890,484           $ 840,803
                                                        =========               =========           =========


                                                          Percent of             Percent of           Percent of
Mortgage Loans:                                 Amount      Total       Amount      Total    Amount      Total
                                               ---------  ----------   --------- ---------- --------- -----------
     ARM                                        $ 73,892     13.25%       90,615    15.73% $ 105,337    18.88%
     Fixed Rate                                  483,779     86.75%      485,447    84.27%   452,487    81.12%
                                               ---------    ------     ---------   ------  ---------   ------
         Total Mortgage Loans                  $ 557,671    100.00%    $ 576,062   100.00% $ 557,824   100.00%
                                               =========    ======     =========   ======  =========   ======

(1) Net of undistributed portion of $29,877, $29,338, and $,26,677 at March 31, 1998, December 31, 1997 and March 31, 1997, respectively

     Mortgage Servicing Rights As of March 31, 1998, December 31, 1997, and March 31, 1997, the Bank held mortgage loan servicing rights with carrying values totaling $11.4 million, $11.8 million, and $12.0 million, respectively. The unpaid principal balances of loans serviced for others totaled $1.002 billion, $1.067 billion, and $1.021 billion at March 31, 1998, December 31, 1997, and March 31, 1997, respectively. The Bank recorded amortization expense on mortgage loan servicing rights totaling $889,000 (this figure includes a $242,000 write-off of servicing rights and $94,000 provision for impairment) during the three months ended March 31, 1998. The Bank recorded amortization expense on mortgage loan servicing rights of $351,000, in the first three months of 1997.

     At March 31, 1998, the total amount of capitalized mortgage servicing rights (including mortgage servicing rights purchased) was $11,373,000 before the valuation allowance. The valuation allowance for impairment related to such rights was $219,000 at March 31, 1998. The fair value of such rights was approximately $12,964,000 at March 31, 1998.

     Asset Quality The Registrant's experience in credit losses continues to rank among the best in the community banking industry. Due to prudent underwriting activities and the relatively stable economic environment in the Registrant's primary market area, the Registrant's overall loan quality remains strong. To enhance this condition, management follows a policy of continuous credit loss monitoring, including an assessment of the adequacy of the allowance for loan losses. This assessment is performed by considering current asset quality, anticipated external economic conditions, overall trends of internal delinquency by loan category, and the balance of loans within the portfolio. These assessments are performed on a quarterly basis and the provision for loan losses is adjusted accordingly.

     Loan charge-offs, net of recoveries, totaled $396,000 for the three month period ended March 31, 1998, compared to $35,000 for the three month period ended March 31, 1997. Loan charge-offs, net of recoveries, totaled $679,000 for the twelve month period ended March 31, 1998. Based on management's continuing review of the loan portfolio, the Registrant recorded provision for loan losses of $830,000 for the three month, and $1,288,000 for the 12 month periods ending March 31, 1998.

     The allowance for loan losses totaled $9,048,000, $8,614,000, and $8,439,000 at March 31, 1998, December 31, 1997, and March 31, 1997,
     respectively. Stated as a percentage of total loans receivable (including Loans held for sale, net), the allowance for loan losses amounted to .99%, 1.02%, and .98% at March 31, 1998, December 31, 1997, and March 31, 1997,
     respectively.

     Deposits Deposits, not including escrow funds, totaled $1.139 billion, $1.146 billion, and $1.175 billion at March 31, 1998, December 31, 1997, and March 31, 1997, respectively. Total deposits declined by $7.1 million, or .6%, during the three months ended March 31, 1998. In addition, total deposits declined by $36.3 million or 3.1% during the twelve months ending March 31, 1998. Both the three month and twelve month declines reflect the Registrant's strategy of leveraging an existing surplus capital base and paying competitive, but not top market rates on the remaining deposit base. The deposit decline has been offset by increased reliance on other borrowings.

     Table 5 on the following page presents the composition of the Registrant's deposit portfolio as of March 31, 1998, December 31, 1997, and March 31, 1997, respectively.

TABLE 5 - Deposit Composition (All figures in 000's)




                                          March 31, 1998              December 31, 1997             March 31, 1997
                                    -------------------------     -------------------------    -----------------------
                                       Amount         Percent       Amount         Percent        Amount       Percent
                                    -----------       -------     -----------      -------     -----------     -------
Demand and NOW Accounts             $   118,071        10.36%     $   100,703        8.79%     $    91,783        7.81%
Money Market                            135,585        11.90%         128,079       11.17%         129,629       11.03%
Savings                                 154,694        13.58%         148,718       12.97%         147,844       12.58%
Time Deposits                           730,824        64.16%         768,738       67.07%         806,206       68.58%
                                    -----------       ------      -----------      ------      -----------      ------
Total Deposits                      $ 1,139,174       100.00%     $ 1,146,238      100.00%     $ 1,175,462      100.00%
                                    ===========       ======      ===========      ======      ===========      ======

               (Balance of this page is left intentionally blank.)

     Other Borrowings During the three and twelve month periods ended March 31, 1998, the Registrant actively engaged in leveraging activities to redeploy its excess capital. This strategy relies on using external sources of funds to invest in interest earning assets at a positive spread between the yield on interest earning asset and the cost of the support borrowing.

     Other borrowings totaled $902.9 million, $854.0 million, and $589.7 million at March 31, 1998, December 31, 1997, and March 31, 1997, respectively. Borrowings from non-deposit funding sources increased $48.9 million, or 5.7%, during the three months ended March 31, 1998, and increased $313.2 million, or 53.1%, during the twelve month period ended March 31, 1998. The increases were due to the increase in repurchase agreements to $328.4 million, which represents an increase of $50.8 million, or 18.3%, and $328.4 million during the three months and twelve months ended March 31, 1998, respectively. Offsetting these increases in other borrowings were a $1.5 million or .3% and $14.7 million or 2.5% decrease in FHLB advances for the three and twelve month periods ending March 31, 1998, respectively.

     At the end of the three month period ending March 31, 1998, the Registrant had maximum FHLB lines of credit totalling $802.8 million vs. $1,017.9 million in available FHLB credit for the twelve month period ending March 31, 1998. This decline of 21.1 % or $215.1 million is based on increased repurchase agreement activity during 1998. Whenever a financial institution utilizes repurchase agreements as a funding option, the maximum amount of credit available from the FHLB is correspondingly reduced. During the twelve month period ending March 31, 1998, repurchase agreement balances increased by $328.4 million. This shift in external funding sources is predicated on the current cost of funds advantage associated with repurchase agreement transactions.

     Table 6 on the following page presents the composition of the Registrant's other borrowings as of March 31, 1998, December 31, 1997, and March 31, 1997, respectively.







                (Balance of this page left blank intentionally.)

     TABLE 6 - Other Borrowings (All figures in 000's)



                                   March 31, 1998          December 31, 1997            March 31, 1997
                                ---------------------    ---------------------      ----------------------
                                  Amount      Percent     Amount       Percent        Amount       Percent
                                ---------     -------    ---------     -------      ---------      -------
FHLB Advances                   $ 573,988      63.58%    $ 575,440      67.38%      $ 588,730       99.83%
Repurchase Agreements             328,395      36.37%      277,548      32.50%             -         0.00%
ESOP Loan                             495       0.05%          990       0.12%            990        0.17%
                                ---------     ------     ---------     ------       ---------      ------
Total Other Borrowings          $ 902,878     100.00%    $ 853,978     100.00%      $ 589,720      100.00%
                                =========     ======     =========     ======       =========      ======

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

     The Registrant exceeded all regulatory standards for liquidity at March 31, 1998, December 31, 1997, and March 31, 1997.

     Other Matters On January 29, 1997, the Bank filed an F-3 regarding the formation of a two tier mutual holding company structure which was incorporated by reference in the March 31, 1997 F-4 report. On September 17, 1997 the Federal Reserve approved the formation of Harris Financial, Inc. (the Registrant), a second tier holding company, which owns 100% of the outstanding shares of Harris Savings Bank. All March 31, 1998 financial information reflects the combined operations of the Registrant and it's wholly owned subsidiary, Harris Savings Bank.

     In January 1998, Charles C. Pearson, Jr. was named President and Chief Executive Officer of Harris Financial, MHC (the top tier parent company of Harris Financial, Inc.). Mr. Pearson was the prior President and Chief Executive Officer of PNC Bank's Central PA Region. He joined PNC Bank in January 1994, when United Federal Bankcorp, Inc., where he served as President and Chief Executive Officer, was acquired by PNC Bank Corp.

     Mr. Pearson began his banking career at Philadelphia National Bank in 1967. In 1977, he joined Hamilton Bank in Lancaster, PA as the Executive Vice President of the banking division. In 1984, he joined Commonwealth National Bank as Executive Vice President and after its acquisition by Mellon Bank, was transferred to Mellon Bank's Central PA region where he served as the Chairman, President and Chief Executive Officer. In 1988, he joined United Federal as President, Chief Executive Officer and Director of the institution.

     Year 2000 Compliance The efficient and reliable operation of the Registrant's business is significantly dependent upon its computer hardware, software programs, and operating systems (collectively "computer systems"). As a financial services company, the Registrant relies on computer systems in virtually all significant business operations. Management considers Year 2000 readiness to be a major business issue and has implemented a Year 2000 Plan to successfully address all related risks.

     The Registrant is currently evaluating all of its computer systems for Year 2000 readiness, including those systems that do not involve business information processing. In addition, management is communicating with vendors, business partners, commercial banking customers, and others to coordinate full Year 2000 conversion. Management expects all business-critical systems to be Year 2000 compliant by December 31, 1998 to allow a full year for adequate integrated testing and completion of any remaining corrective action. HFI anticipates that all of its computer systems will be completely tested and made fully Year 2000 compliant during 1999.

     During 1997, the Registrant made substantial progress toward Year 2000 compliance by replacing its core banking hardware and software systems. The

     Registrant manages its information systems internally, using computer systems acquired from nationally-recognized vendors. The Registrant does not operate any legacy, or internally-developed, computer systems. HFI's core banking hardware consists of a mainframe system, a number of stand-alone and network servers, and certain microcomputers. As of this time, management believes that virtually all of the HFI's core banking hardware and operating systems are Year 2000 compliant. The Registrant's core banking software is not fully Year 2000 compliant at this time; however, a substantial portion of the business-critical programs are Year 2000 ready. Because HFI has already replaced its core banking computer systems with Year 2000 compliant systems, management expects ongoing remaining expenses for Year 2000 preparation to be immaterial to HFI's earnings in 1998 and beyond.



PART II. OTHER INFORMATION

     Item 1. Legal Proceedings.
             None.

     Item 2. Changes in Securities and Use of Proceeds
             None.

     Item 3. Defaults Upon Senior Securities
             None.

     Item 4. Submission of Matters to a Vote of Security Holders.
             None.

     Item 5. Other information.
             None.


     Item 6. Exhibits and Reports on Form 8-K 6.

             (a) Exhibits

                    Exhibit 10.1 Change in Control Agreement between Harris
                                 Financial, MHC and Jane Tompkins, dated April 14, 1998.

                    Exhibit 10.2 Change in Control Agreement between Harris
                                 Financial, MHC and John Atkinson, dated April 30, 1998.

                    Exhibit 11   Statement Re: Computation of Earnings Per
                                 Share.

                    Exhibit 27   Financial Data Schedule


             (b) Reports on form 8-K.

                    The Registrant filed the following Current Reports on form 8-K during the first quarter of 1998:

                    (i) Current Report on Form 8-K, dated August 11, 1997, re:
                    Executive Employment Agreement between Harris Savings Bank and Richard C. Ruben, filed with the Securities and Exchange Commission on March 12, 1998; and

                    (ii) Current Report on Form 8-K, dated December 19, 1997, re: Executive Agreement between Harris Financial MHC and Charles C. Pearson, Jr., filed with the Securities and Exchange Commission on March 12, 1998.

                    (iii) Current Report on Form 8-K, dated April 29, 1998, re:
                    Naming John Atkinson as Executive Vice President/Chief Operating Officer of Harris Savings Bank, filed with the Securities and Exchange Commission on May 7, 1998

          (b) Reports on form 8-K
          (continued)

                                   SIGNATURES


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     HARRIS FINANCIAL, INC.
                     (Registrant)


                By   /s/ Charles C. Pearson, Jr.
                     ------------------------------------
                     Charles C. Pearson, Jr., President
                     and Chief Executive Officer


                By   /s/ James L. Durrell
                     ------------------------------------
                     James L. Durrell, Executive Vice President
                     and Chief Financial Officer


Dated:  May 8, 1998

                              EXHIBIT INDEX


Exhibit Number
--------------

Exhibit 10.1 Change in Control Agreement dated April 14, 1998

Exhibit 10.2 Change in Control Agreement dated April 29, 1998

Exhibit 11   Statement Re: Computation of Earnings Per Share.

Exhibit 27   Financial Data Schedule