Form 10-Q
period 1998-06-30
HARRIS FINANCIAL INC
filed 1998-08-14
CIK 1034650

Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  For the Quarterly period ended June 30, 1998
                                                 -------------

                                       OR

[   ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

          For the transition period from ___________ to_______________

                        Commission File Number: 0-22399
                                                -------

                             HARRIS FINANCIAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        PENNSYLVANIA                                        23-2889833
-------------------------------                         -------------------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                          Identification No.)


235 North Second Street PO Box 1711, Harrisburg, Pennsylvania     17105
-------------------------------------------------------------   ----------
        (Address of principal executive offices)                (Zip Code)

                                  717-236-4041
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X .  No    .
                                              ---      ---

         Indicate the number of shares outstanding of each of the Bank's classes of common stock, as of the latest practicable date 33,964,950 shares of stock, par value of $.01 per share, outstanding at July 31, 1998.

Part I.  Financial Information.


Part 1, Item 1    Financial Statements.


               (Balance of this page is left intentionally blank.)

                     HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                                 (in thousands)
                                   (Unaudited)

                                                             June 30,        December 31,
                                                              1998              1997
                                                           -----------       -----------
Assets
------
Cash and cash equivalents                                  $    43,334       $    24,466
Marketable securities held to maturity (Note 2)                   --              96,412
Marketable securities available for sale (Note 2)            1,262,180         1,102,782
Loans receivable, net                                          921,765           890,484
Loans held for sale, net                                        20,395            14,886
Loan servicing rights (Note 3)                                  13,370            11,830
Real estate investments                                          7,602             6,698
Premises and equipment, net of accumulated
   depreciation of $16,070 and $15,393                          19,652            18,722
Accrued interest receivable                                     16,627            13,538
Income taxes receivable                                           --               5,757
Intangible assets                                               18,164            19,396
Other assets                                                     2,513             2,088
                                                           -----------       -----------
   Total assets                                            $ 2,325,602       $ 2,207,059
                                                           ===========       ===========

Liabilities and Stockholders' Equity
------------------------------------
Deposits                                                   $ 1,126,150       $ 1,146,238
Escrow                                                          14,913             8,552
Accrued interest payable                                         6,619             4,297
Postretirement benefit obligation                                2,822             2,297
Other borrowings (Note 4)                                      961,288           853,978
Deferred tax liability                                           6,594             8,279
Income taxes payable                                             1,254              --
Other liabilities                                               17,134             4,384
                                                           -----------       -----------
   Total liabilities                                         2,136,774         2,028,025
                                                           -----------       -----------

Common stock, $.01 par value, authorized 100,000,000
  shares 33,964,950 shares issued and outstanding at
  June 30, 1998, 33,790,400 shares issued and
  outstanding at December 31, 1997
  (Notes 8 and 9)                                                  340               338
Paid in capital                                                 29,378            28,016
Retained earnings                                              150,369           141,043
Net unrealized gain on marketable securities                     9,693            10,732
Employee stock ownership plan                                     (446)             (529)
Recognition and retention plans                                   (506)             (566)
                                                           -----------       -----------
    Total stockholders' equity                                 188,828           179,034
                                                           -----------       -----------
    Total liabilities and stockholders' equity             $ 2,325,602       $ 2,207,059
                                                           ===========       ===========

See accompanying notes to consolidated financial statements.


All 1997 share data and per share data have been restated to give effect to the 3 for 1 stock split on November 18, 1997.

                     HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                    (in thousands, except for per share data)
                                   (Unaudited)


                                                       Six Months Ended June 30,   Three Months Ended June 30,
                                                       ------------------------    --------------------------
Interest Income:                                         1998           1997           1998           1997
                                                       --------       --------       --------       --------
  Loans receivable:
      First mortgage loans                             $ 24,385       $ 22,881       $ 12,045       $ 11,721
      Commercial                                          4,803          2,736          2,604          1,461
      Consumer and other loans                            9,768          9,576          5,061          4,801
  Taxable investments                                    14,579         10,022          7,144          5,286
  Taxfree investments                                     3,062          2,720          1,528          1,414
  Dividends                                               4,551          3,595          2,306          2,077
  Mortgage backed securities                             19,318         14,642          9,390          8,024
  Money market securities                                    43            130             24             64
                                                       --------       --------       --------       --------
       Total interest income                             80,509         66,302         40,102         34,848
                                                       --------       --------       --------       --------
Interest Expense:
  Deposits                                               25,602         27,198         12,622         13,603
  Borrowed funds (Note 4)                                26,714         15,064         13,402          8,771
  Escrow                                                     35             69             18             36
                                                       --------       --------       --------       --------
    Total interest expense                               52,351         42,331         26,042         22,410
                                                       --------       --------       --------       --------
     Net interest income                                 28,158         23,971         14,060         12,438
Provision for loan losses                                 1,400            305            570            153
                                                       --------       --------       --------       --------
    Net int. inc. after provision for loan losses        26,758         23,666         13,490         12,285
                                                       --------       --------       --------       --------
Non-interest Income:
  Service charges on deposits                             1,236            726            767            402
  ATM fees                                                  737            266            270            149
  Other svc. charges/commissions/fees                       342            411            163            200
  Net servicing income                                      180          1,086            234            528
  Gain on sale of securities, net (Note 2)                2,970          3,193            586          1,738
  Gain on sale of loans, net                              2,068            805            994            365
  Other                                                     447            231             38             61
                                                       --------       --------       --------       --------
      Total non-interest income                           7,980          6,718          3,052          3,443
                                                       --------       --------       --------       --------
Non-interest Expense:
  Salaries and benefits                                  10,696          8,132          5,361          4,058
  Equipment expense                                       1,493            911            814            482
  Occupancy expense                                       1,443          1,451            714            699
  Advertising and public relations                        1,077            972            585            533
  FDIC insurance                                            357            381            178            190
  Director fees                                             155            141             79             65
  Income from real estate operations                       (368)          (333)          (207)          (237)
  Amortization of intangibles                             1,233          1,187            628            600
  Other                                                   4,136          3,049          2,247          1,844
                                                       --------       --------       --------       --------
     Total non-interest expense                          20,222         15,891         10,399          8,234
                                                       --------       --------       --------       --------
  Income before income taxes                             14,516         14,493          6,143          7,494
  Income tax expense                                      4,292          4,719          1,668          2,429
                                                       --------       --------       --------       --------
      Net Income                                       $ 10,224       $  9,774       $  4,475       $  5,065
                                                       ========       ========       ========       ========
  Basic earnings per share (Note 8)                    $   0.30       $   0.29       $   0.13       $   0.15
                                                       ========       ========       ========       ========
  Diluted earnings per share (Note 8)                  $   0.30       $   0.29       $   0.13       $   0.15
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

                     HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                                 (in thousands)
                                   (Unaudited)


                                                                                                    Net         Employee
                                                                                                Unrealized       Stock
                                                              Common    Paid in    Retained     Gain/(Loss)     Ownership
                                                              Stock     Capital    Earnings    on Securities     Plan
                                                         --------------------------------------------------------------------
Balance at January 1, 1997                                     $ 336   $ 25,678   $ 124,812        $ 3,615     $ (1,024)
Net income                                                                           17,771
Dividends paid at $.20 per share                                                     (1,540)
Exercised stock options                                            2        480
Change in unrealized gain (loss) on marketable
  securities, net of tax effect of $4,658                                                            7,117
ESOP stock committed for release                                                                                    495
Earned portion of RRP plan
Excess of fair value above cost of ESOP stock
   committed for release                                                  1,139
Excess of fair value above cost of earned portion
   of RRP stock                                                             492
Tax benefit of RRP shares awarded and options
   exercised                                                                227
                                                           ------------------------------------------------------------------
Balance at December 31, 1997                                   $ 338   $ 28,016   $ 141,043       $ 10,732       $ (529)
Net income                                                                           10,224
Dividends paid at $.055 per share                                                      (898)
Exercised stock options                                            2        631
Change in unrealized gain  on available-for-sale
  securities, net of tax effect of ($716)                                                           (1,039)
ESOP stock committed for release                                                                                     83
Earned portion of RRP plan
Excess of fair value above cost of ESOP stock
   committed for release                                                    453
Excess of fair value above cost of earned portion
   of RRP stock                                                             278
                                                           ------------------------------------------------------------------
Balance at June 30, 1998                                       $ 340   $ 29,378   $ 150,369        $ 9,693       $ (446)
                                                           ==================================================================




                                                             Recognition
                                                                And
                                                              Retention
                                                                Plan         Total
                                                           --------------------------

Balance at January 1, 1997                                     $ (665)    $ 152,752
Net income                                                                   17,771
Dividends paid at $.20 per share                                             (1,540)
Exercised stock options                                                         482
Change in unrealized gain (loss) on marketable
  securities, net of tax effect of $4,658                                     7,117
ESOP stock committed for release                                                495
Earned portion of RRP plan                                         99            99
Excess of fair value above cost of ESOP stock
   committed for release                                                      1,139
Excess of fair value above cost of earned portion
   of RRP stock                                                                 492
Tax benefit of RRP shares awarded and options
   exercised                                                                    227
                                                           -------------------------
Balance at December 31, 1997                                   $ (566)    $ 179,034
Net income                                                                   10,224
Dividends paid at $.055 per share                                              (898)
Exercised stock options                                                         633
Change in unrealized gain on available-for-sale
  securities, net of tax effect of ($716)                                    (1,039)
ESOP stock committed for release                                                 83
Earned portion of RRP plan                                         60            60
Excess of fair value above cost of ESOP stock
   committed for release                                                        453
Excess of fair value above cost of earned portion
   of RRP stock                                                                 278
                                                           -------------------------
Balance at June 30, 1998                                       $ (506)    $ 188,828
                                                           =========================




See accompanying notes to consolidated financial statements.
All share and per share data have been restated to give effect for the 3 for 1 stock split on November 18, 1997.

                     HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                     Six Months Ended June 30,
                                                                                       1998            1997
                                                                                       ----            ----
Cash flows from operating activities:
  Net Income                                                                        $  10,224       $   9,774
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                           1,400             305
    Net depreciation, amortization, and accretion                                       3,839           1,528
    (Increase) in loans held for sale                                                  (4,008)           (418)
    Net gain on sales of interest earning assets                                       (5,038)         (3,998)
    Gain on sale of foreclosed real estate                                                (49)            (40)
    Equity (income)/losses from joint ventures                                            (21)             44
    Increase in accrued interest receivable                                            (3,089)         (2,241)
    Increase in accrued interest payable                                                2,322             599
    Amortization of intangibles                                                         1,232           1,187
    Earned ESOP shares                                                                    536             508
    Earned RRP shares                                                                     338             106
    Deferred income taxes                                                                (968)            285
    Change in income taxes receivable/payable                                           7,011           3,657
    Other, net                                                                           (107)           (804)
                                                                                    ---------       ---------
  Net cash provided by operating activities                                            13,622          10,492
                                                                                    ---------       ---------

Cash flows from investing activities:
   Proceeds from maturities and principal reductions of marketable securities:
           Held to maturity                                                             1,032           8,316
           Available-for-sale                                                         209,567           9,988
   Proceeds from sales of marketable securities available for sale                    376,052         340,010
   Purchase of marketable securities available for sale                              (634,943)       (591,491)
   Loans sold                                                                          72,759          21,029
   Net increase in loan originations less principal payments on
       loans                                                                         (108,465)        (67,272)
   Purchase of loan servicing rights                                                   (2,564)           (469)
   Investment in real estate held for investment                                         (210)            (25)
   Proceeds from payments on real estate held for investment                               40             130
   Purchases of premises and equipment                                                 (2,027)         (3,221)
   Cash proceeds received from the sale of foreclosed real
      estate                                                                              687             623
                                                                                    ---------       ---------
      Net cash used in investing activities                                         $ (88,072)      $(282,382)
                                                                                    ---------       ---------



   See accompanying notes to the consolidated financial statements.

                                   (Continued)

                    HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)
                                   (continued)

                                                              Six Months Ended June 30,
                                                                1998            1997
                                                                ----            ----
Cash flows from financing activities:
   Net decrease in deposits                                   $ (20,088)      $ (10,865)
   Net increase in other borrowings                             107,310         272,667
   Net increase in escrow                                         6,361           2,059
   Cash dividends                                                  (898)           (736)
   Proceeds from the exercise of stock options                      633              67
                                                              ---------       ---------
   Net cash provided by financing operations                     93,318         263,192
                                                              ---------       ---------
   Net increase (decrease) in cash and cash equivalents          18,868          (8,698)
Cash and cash equivalents at beginning of period                 24,466          29,693
                                                              ---------       ---------
Cash and cash equivalents at end of period                    $  43,334       $  20,995
                                                              =========       =========

Supplemental disclosures:
Cash paid during the years for:

   Interest on deposits, advances and other borrowings
        (includes interest credited to deposit accounts)      $  47,642       $  37,323
   Income taxes                                                   1,340           2,532

Cash received during the years for:

  Income tax refunds                                          $   3,089       $    --

Non-cash investing activities:

  Transfer from loans to foreclosed real estate               $   1,027       $      85




          See accompanying notes to consolidated financial statements.

                     HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
          (All dollar amounts presented in the tables are in thousands)
                                   (Unaudited)


(1)   Accounting Policies

         The Consolidated Financial Statements include the accounts of Harris Financial, Inc. (the "Registrant" or "HFI") and its wholly-owned subsidiary Harris Savings Bank (the "Bank"). In turn, the Bank is comprised of the following subsidiaries: Avstar Mortgage Corporation, Harris Delaware Corporation, H. S. Service Corporation, First Harrisburg Service Corporation and C.B.L. Service Corporation. All intercompany balances have been eliminated in consolidation.

         The accompanying interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of interim periods have been made. Operating results for the six month period ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998, or any other interim period.

         The accounting policies followed in the presentation of interim financial results are consistent with those followed on an annual basis. These policies are presented on pages 36 through 38 of the 1997 Annual Report to Stockholders.


(2)   Marketable Securities

      Marketable Securities consist of the following as of  the date indicated:



                                                   June 31,       December 31,          June 31,
                                                     1998             1997                1997
                                                 -----------     --------------      -------------

Held-to-maturity, at amortized cost (1)          $       --      $       96,412      $     101,069
                                                 -----------     --------------      -------------
Available-for-sale, at amortized cost              1,246,367          1,085,214            958,346
Available-for-sale, net unrealized gain               15,813             17,568              7,888
                                                 -----------     --------------      -------------
Available-for-sale, at fair value                  1,262,180          1,102,782            966,234
                                                 -----------     --------------      -------------
     Total marketable securities                 $ 1,262,180     $    1,199,194      $   1,067,303
                                                 ===========     ==============      =============



(1) In January 1998, the remaining held-to-maturity portfolio with a book value of $96.4 million was transferred to the available-for-sale segment of the portfolio and $63.0 million of the amount transferred was subsequently sold for a gain of $1.4 million. The market value of these securities at time of transfer was $97.5 million. The sale of these securities was executed in order to improve the Registrant's interest rate risk profile and to align the portfolio with the Registrant's current investment strategies. Under generally accepted accounting principles, the sale of these securities eliminated the Registrant's ability to use the held-to-maturity classification of securities for a period of two years.

                     HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
          (All dollar amounts presented in the tables are in thousands)
                                   (Unaudited)



(2)   Marketable Securities (continued)

         The amortized cost and fair value of marketable securities at June 30, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.



                                                                   Amortized        Fair
                                                                     Cost           Value
                                                                  ----------      ----------
Available-for-sale
    Due in one year or less (1)                                   $  152,438      $  152,318
    Due after one year through five years                            221,707         223,137
    Due after five years through ten years                           112,255         115,019
    Due after ten years                                               53,994          54,056
    Equity securities                                                148,735         157,405
    Mortgage-backed securities                                       557,238         560,245
                                                                  ----------      ----------
                         Total securities available-for-sale       1,246,367      $1,262,180
                                                                  ==========      ==========



(1) In January 1998, the held-to-maturity portfolio of $96.4 million was transferred to the available-for-sale segment and $63.0 million of the amount transferred was subsequently sold. The net addition to the available-for-sale segment from the held-to-maturity classification was $33.0 million.


Activity from the sale of marketable securities is as follows:


                                   For the six months ended
                                           June 30,
                                   -------------------------
                                     1998             1997
                                   --------        ---------
      Proceeds                     $376,052        $ 340,010
                                   ========        =========

      Gross gains                  $  2,970        $   3,262

      Gross losses                       --               69
                                   --------        ---------

      Net gain                     $  2,970        $   3,193
                                   ========        =========

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


(3)   Loans Serviced for Others

         The following table sets forth information concerning loans serviced for others as of the dates indicated. These balances are not included in the accompanying consolidated statements of financial condition:



                                                                   June 30,     December 31,   June 30,
                                                                     1998           1997         1997
                                                                   --------     ------------  ----------
Unpaid principal balances of mortgage loans serviced for:
FHLMC                                                            $   808,456     $  670,426   $  640,776
FNMA                                                                 381,151        328,086      338,653
Other investors                                                       13,442         68,389       68,852
                                                                 -----------     ----------   ----------
     Total mortgage loans serviced                               $ 1,203,049     $1,066,901   $1,048,281
                                                                 ===========     ==========   ==========

Carrying value of mortgage loan servicing
     rights                                                      $    13,370     $   11,830   $   12,081
                                                                 ===========     ==========   ==========
Fair value of mortgage loan servicing
    rights                                                       $    14,360     $   14,181   $   16,139
                                                                 ===========     ==========   ==========

Valuation allowance for impairment related to
    mortgage loan servicing rights                               $       219     $      126   $      126
                                                                 ===========     ==========   ==========


                     HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
          (All dollar amounts presented in the tables are in thousands)
                                   (Unaudited)


(4)   Other Borrowings

         The following table presents the composition of the Registrant's other borrowings as of the dates indicated.


                                          June 30,    December 31,   June 30,
                                            1998          1997         1997
                                         ---------    -----------    ---------
FHLB advances                            $ 618,525     $  575,440    $ 531,308
Repurchase agreements                      342,268        277,548      161,000
ESOP loan                                      495            990          990
                                         ---------     ----------    ---------
   Total other borrowings                $ 961,288     $  853,978    $ 693,298
                                         =========     ==========    =========



(5)   Treasury Stock Repurchase Program

         On February 27, 1998, the Registrant received authorization from the Pennsylvania Department of Banking to repurchase 450,000 shares of its outstanding common stock at the prevailing market price at time of repurchase. Repurchase of shares must be completed within one year of the program's authorization date. The approval may be extended for one year if a written request for extension is received by the Pennsylvania Department of Banking before February 29, 1999. As of June 30, 1998, no shares have been repurchased.

                     HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
          (All dollar amounts presented in the tables are in thousands)
                                   (Unaudited)


(6)   New Accounting Standards

         In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position No. 98-1 (SOP 98-1) "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 defines the characteristics of internal-use software and sets guidance regarding the classification of internal-use software costs based on the type of cost incurred and the stage of the software implementation. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. Management does not expect the adoption of SOP 98-1 to have a material effect on the financial condition or results of operations of the Registrant.

         In April 1998, the AICPA issued Statement of Position No. 98-5 (SOP 98-5), "Reporting on the Costs of Start Up Activities." This statement is effective for financial statements for fiscal years beginning after December 15, 1998. SOP 98-5 sets forth criteria for defining start up costs and requires that all such costs be expensed as incurred. The adoption of SOP 98-5 will require the write-off of previously capitalized start-up costs, which should be reported as the cumulative effect of a change in accounting principle in the period of the statement's adoption. Management believes that the adoption of this statement will not have a material effect on the Registrant's financial condition or results of operation.

         During June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment.

         SFAS 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance. The Statement cannot be applied retroactively.

         Management has not yet quantified the impact of adopting SFAS 133 on the financial statements and has not determined the timing of or method of adoption of the Statement. However, the application of the Statement could increase volatility in earnings and comprehensive income.

(7)  Commitments and Contingent Liabilities

         In the ordinary course of business, the Registrant makes commitments to extend letters of credit to its customers. At June 30, 1998, and December 31, 1997, standby letters of credit issued and outstanding amounted to $5,045,000 and $2,281,000 respectively. These letters of credit are not reflected in the accompanying financial statements. Management does not anticipate any significant losses as a result of these transactions.

         At June 30, 1998, the Registrant has $67,217,000 in unused line of credit commitments extended to its customers, $44,487,000 of undistributed funds on construction loans and $72,734,000 of loan origination commitments.

                     HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
          (All dollar amounts presented in the tables are in thousands)
                                   (Unaudited)

(8)   Earnings per share

         On October 21, 1997, the Board of Directors of the Registrant declared a 3 for 1 stock split to be effected in the form of a dividend to stockholders of record as of November 4, 1997, and payable on November 18, 1997. All share and per share information in this report has been restated to reflect the stock split as if it had been in effect during all periods presented.

         The following table shows the allocation of earnings per share to basic earnings per share and diluted earnings per share.



             (The balance of this page is left intentionally blank.)

                     HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
          (All dollar amounts presented in the tables are in thousands)
                                   (Unaudited)



(8)  Earnings per share (continued)




                                                                              Per Share
For the six months ended June 30, 1998            Income           Shares       Amount
                                                ----------------------------------------
Basic earnings per share
  Income available to common shareholders       $10,224,000      33,917,123     $   0.30
                                                ----------------------------------------
  Options held by management and directors                          303,703
                                                ----------------------------------------
Diluted earnings per share
  Income available to common shareholders
  plus assumed conversion                       $10,224,000      34,220,826     $   0.30
                                                ========================================

For the six months ended June 30, 1997
Basic earnings per share
  Income available to common shareholders       $ 9,774,000      33,154,719     $   0.29
                                                ----------------------------------------
  Options held by management and directors                          255,762
                                                ----------------------------------------
Diluted earnings per share
  Income available to common shareholders
  plus assumed conversion                       $ 9,774,000      33,410,481     $   0.29
                                                ========================================



                                                                                Per Share
For the three months ended June 30, 1998          Income           Shares         Amount
Basic earnings per share                        -----------------------------------------
  Income available to common shareholders       $ 4,475,000     $33,953,331     $   0.13
  Options held by management and directors                          307,121
                                                -----------------------------------------
Diluted earnings per share
  Income available to common shareholders
  plus assumed conversion                       $ 4,475,000     $34,260,452     $   0.13
                                                =========================================

For the three months ended June 30, 1997
Basic earnings per share
  Income available to common shareholders       $ 5,065,000     $33,180,633     $   0.15
  Options held by management and directors                          254,697
                                                ----------------------------------------
Diluted earnings per share
  Income available to common shareholders
  plus assumed conversion                       $ 5,065,000     $33,435,330     $   0.15
                                                ========================================


                     HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
          (All dollar amounts presented in the tables are in thousands)
                                   (Unaudited)

 (9)  Reorganization

         On September 17, 1997, the Bank and its existing mutual holding company parent, Harris Financial, MHC (the "Mutual Company"), reorganized into a two-tier mutual holding company structure (the "Two-Tier Reorganization"), with the establishment of the Registrant as the parent of the Bank. Under the terms of this reorganization, each share of Harris Savings Bank stock was exchanged for one share of Harris Financial, Inc. stock.

         The reorganization was accounted for in a manner similar to a pooling of interest. Accordingly, the prior period consolidated financial statements of Harris Financial, Inc. are identical to the prior period consolidated financial statements of the Bank.

         Prior to the consummation of this reorganization, the Registrant received the approval of the Federal Reserve, the Pennsylvania Department of Banking, and the FDIC.

(10)   Comprehensive Income

         On January 1, 1998, the Registrant adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income, as defined by SFAS 130, is the total of net income and all other nonowner changes in equity. Total comprehensive income for the six months ended June 30, 1998, and 1997 was $9.2 million and $11.0 million, respectively. Total comprehensive income for the three months ended June 30, 1998, and 1997 was $5.1 million and $9.9 million, respectively. The difference between net income and comprehensive income for the above periods is due to unrealized gains and losses on available for sale securities.

(11)   Planned Stock Offering

         On June 30, 1998, the Registrant filed a Registration Statement on Form S-3 with the SEC to register its planned sale of 2,000,000 shares of its common stock ("the Offering"). The Registrant is a majority-owned subsidiary of the Mutual Company, a Pennsylvania-chartered mutual holding company, which as of June 30, 1998, owned 25,500,000 shares or 75.1% of the 33,964,950 outstanding shares of common stock. At the conclusion of the Offering, the Mutual Company will contribute to the Registrant 2,000,000 shares of common stock, and the total number of shares of common stock owned by the Mutual Company will decrease to 23,500,000, or 69.2% of the June 30, 1998 outstanding shares. Accordingly the Offering will not result in a change in the number of issued and outstanding shares of common stock. At the conclusion of the Offering, if consummated, the total number of shares sold in the Offering (and contributed to the Registrant by the Mutual Company) may be increased by up to 15%, at the discretion of the Registrant and the Mutual Company.

(12)  Dividend Waivers by the Mutual Holding Company

The Mutual Company has generally waived the receipt of dividends declared by the Bank, or, subsequent to the Two-Tier Reorganization, dividends paid by the Registrant. The Mutual Company has not been required to obtain approval of the Federal Reserve Bank (the "FRB") prior to any such waiver, and through the date hereof has not sought or received FRB approval of any such waiver. In connection with the FRB and Federal Deposit Insurance Corporation (the "FDIC") approvals of the Bank's acquisition of First Harrisburg Bancor, Inc. and its wholly owned subsidiary, First Federal Savings and Loan Association of Harrisburg

                     HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
          (All dollar amounts presented in the tables are in thousands)
                                   (Unaudited)

(12)  Dividend Waivers by the Mutual Holding Company (Continued)

("First Federal"), the Bank and the Mutual Company made several commitments to the FDIC and the FRB regarding the waiver of dividends by the Mutual Company. These commitments include the following: (i) Any dividends waived by the Mutual Company shall be taken into account in any valuation of the Bank and the Mutual Company, and factored into the calculation used in establishing a fair and reasonable basis for exchanging Bank shares for holding company shares in any subsequent conversion of the Mutual Company to stock form; (ii) Dividends waived by the Mutual Company shall not be available for payment to or the value thereof transferred to Minority Stockholders by any means including through dividend payments or at liquidation; (iii) Beginning five years after April 19, 1996, the date of consummation of the Bank's acquisition of First Federal, the Mutual Company will make prior application to and shall receive the approval of the FRB prior to waiving any dividends declared on the capital stock of the Bank, and the FRB shall have the authority to approve or deny any dividend waiver request in its discretion, and after such date such application may be made on an annual basis with respect to any year in which the Mutual Company intends to waive dividends paid by the Bank; (iv) After April 19, 1996, the date of consummation of the Bank's acquisition of First Federal, the amount of waived dividends that are identified as belonging to the Mutual Company shall not be available for payment to, or the value transferred to, Minority Stockholders, either through dividend payments, upon the conversion of the Mutual Company to stock form, upon the redemption of shares of the Bank, upon the Bank's issuance of additional shares, at liquidation, or by any other means; (v) The Mutual Company shall notify the FRB of all such transactions and will make available to the FRB such information as the FRB determines to be appropriate; (vi) The Bank will take into account when setting its dividend rate the declaration rate in relation to net income and the rate's effect on the Bank's ability to issue capital; and
(vii) The dividend rate will be reasonable and sustainable upon a full conversion to stock form of the Mutual Company; (viii) In the event that the FRB adopts regulations regarding dividends waivers by mutual holding companies, the Mutual Company will comply with the applicable requirements of such regulations. After the completion of the two-tier reorganization, the commitments became applicable to dividends paid by the Registrant that are waived by the Mutual Company. If the Mutual Company decides that it is in its best interest to waive the right to receive a particular dividend to be paid by the Registrant, and, if necessary, the FRB approves such waiver, then the Registrant pays such dividend only to Minority Stockholders, and the amount of the dividend waived by the Mutual Company is treated in the manner described above. The Mutual Company's decision as to whether or not to waive a particular dividend depends on a number of factors, including the Mutual Company's capital needs, the investment alternatives available to the Mutual Company as compared to those available to the Registrant, and the receipt of required regulatory approvals. There can be no assurance that (i) after the Offering the Mutual Company will waive dividends paid by the Registrant, (ii) the FRB will approve any dividend waivers by the Mutual Company after April 2001, or (iii) the terms that may be imposed by the FRB on any dividend waiver will be favorable to Minority Stockholders. As of the date hereof, the Mutual Company has waived the right to receive all dividends paid by the Bank and the Registrant. As of April 19, 1996, the Mutual Company had waived $9.1 million of dividends declared by the Bank, and through June 30, 1998, had waived a total of $19.5 million of dividends paid by the Bank and the Registrant.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying interim consolidated financial statements for Harris Financial, Inc. (the "Registrant" or "HFI"), the holding company for Harris Savings Bank (the "Bank"). This discussion should be read in conjunction with the 1997 Annual Report. Current performance does not guarantee, and may not be indicative of similar performance in the future.

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

 (a)     Results of Operations

         Net Income or Loss The net income for the six month period ending June 30, 1998, was $10,224,000. This represented an increase of $450,000 or 4.6% from the $9,774,000 net income figure reported during the comparable six month period ending June 1997. For the three month period ending June 30, 1998, net income was $4,475,000 which was $590,000 or 11.6% less than the net income figure of $5,065,000 for the comparable period in 1997.

         Net Interest Income Net interest income, on a tax equivalent basis, totaled $29,807,000 for the six months ended June 30, 1998, which represents an increase of $4,371,000 or 17.2%, from the $25,436,000 of net interest income recorded in the six month period ended June 30, 1997. This increase reflected primarily a favorable interest income volume variance of $14,530,000 caused by a $415.5 million increase in total average earning assets to $2.200 billion during the year to date period ending June 30, 1998, as compared to $1.784 billion recorded during the same period ending June 30, 1997.

         The favorable net interest income volume variance of $3,529,000 was caused primarily by the following factors:
         (1) Marketable Securities - Taxable: This portfolio segment produced a $10,478,000 favorable volume variance. This is due to growth in average balances which reflects the ongoing execution of the current investment strategy intended to deploy capital generated by ongoing operations.
         (2) Commercial loans generated a positive volume variance of $1,570,000 which is generated by the growth in average balances that is indicative of the Registrant's emphasis on increasing its market share in this loan category.
         (3) Borrowed funds generated an unfavorable volume variance of $11,936,000 which is indicative of the Registrant's wholesale funding to fuel its current investment strategy.
         (4) Time deposits created a favorable volume variance of $1,844,000. This trend is produced by the Registrant's reduced reliance on this higher cost of funds and continued emphasis on wholesale funding sources.

         The favorable net interest income rate variance of $842,000 was caused primarily by the following factors:

         (1) During the first half of 1998, the average yield on the mortgage loan portfolio increased by 31 basis points (8.56% versus 8.25%) over the same period ending June 30, 1997. This increase was caused by higher levels of prepayments that accelerated the recognition of deferred origination income, and moderate rate increases in new loans which are maintained in the Registrant's portfolio. Consequently, the mortgage loan portfolio generated a favorable rate variance of $889,000.
         (2) The yield on commercial loans increased by 124 basis points to 8.90%, generating a favorable rate variance of $497,000. The Registrant is experiencing the activation of lines of credit at Prime and Prime plus 50 basis points during the six months ending June 30, 1998, that were not utilized by its customer base in the comparable period ending June 30, 1997.
         (3) The marketable securities - taxable segment of the investment portfolio was responsible for an unfavorable rate variance of $836,000 for the six months ended June 30, 1998, versus June 30, 1997. The variance is attributable lower market rates on the new issues that were added to the portfolio.
         (4) Consumer indirect loans experienced a 73 basis point decline (8.93% for the six months ending June 30, 1998, versus 9.66% for the comparable period ending June 30, 1997). The rate decreases reflect efforts to stimulate market demand for the product and created an unfavorable rate variance amounting to $295,000.
         (5)  Now and money market deposits were responsible for a favorable rate variance of $450,000. The interest rate paid on these accounts was 2.89% for the six months ending June 30, 1998. This cost of funds was 43 basis points below the 3.32% for the comparable period ending June 30, 1997.
         (6) Borrowed funds produced a favorable rate variance of $286,000. This reflects the 11 basis point reduction (5.74% versus 5.85%) in the market cost of funds between the six month period ending June 30, 1998, and the comparable period ending June 30, 1997.

         Net interest income (on a tax equivalent basis) was $14,884,000 for the three months ended June 30, 1998. This figure represents an increase of $1,854,000, or 14.2%, from the $13,030,000 of net interest income recorded in the three month period ended June 30, 1997. This increase primarily reflected a net favorable volume variance of $1,710,000 primarily caused by a $335.8 million increase in total average earning assets to $2.202 billion during the three month period ended June 30, 1998, as compared to $1.866 billion recorded during the same quarter ending June 30, 1997.

         The Registrant continues to rely on wholesale funding sources to support an investment leveraging strategy and mitigate the impact of the runoff of time deposits. The reliance on wholesale funding is effected by a redeployment of capital generated from ongoing operations (leveraging) into an interest earning capacity. The ultimate objective of this leveraging strategy is to deploy the current investment purchases into higher yielding assets that are consistent with the Registrant's prudent Asset Liability Management (ALM) objectives. However, there is a higher cost of funds associated with this leveraging strategy even though the general trend of market rates resumed its downward trend. For the six months ending June 30, 1998, the average cost of funds of 5.06% decreased 4 basis points against the 5.10% average cost for the period ending June 30, 1997. During the same time periods, the six month annualized yield on interest earning assets dropped 13 basis points to 7.47% from the 7.60% yield for the six month period ending June 30, 1997. These factors are also reflected in the net interest margin decline of 14 basis points from the 2.71% yield for the six months ending June 30, 1998, versus the 2.85% yield for the comparable period ending June 30, 1997.

         The following table summarizes the impact of the leveraging strategy on the Return on Average Assets (ROAA) and Net Interest Margin (NIM) for the six month and three month periods ending June 30, 1998, and June 30, 1997, respectively.



Comparison of Financial Performance with and without a Capital Leveraging Strategy
----------------------------------------------------------------------------------
  (All figures in 000's)
                                                  With              Without        Difference in
Six month period ending June 30, 1998           Leveraging         Leveraging       Basis Points
-------------------------------------           ----------         ----------      -------------
  Return on Average Assets                         0.90%              0.82%               8
  Net Interest Margin                              2.71%              3.51%             (80)

Three month period ending June 30, 1998
---------------------------------------
  Return on Average Assets                         0.79%              0.67%              12
  Net Interest Margin                              2.70%              3.50%             (80)

Six month period ending June 30, 1997
-------------------------------------
  Return on Average Assets                         1.04%              0.99%               5
  Net Interest Margin                              2.85%              3.24%             (39)

Three month period ending June 30, 1997
---------------------------------------
  Return on Average Assets                         1.03%              0.96%               7




         Table 1 on the following pages presents the Registrant's average asset and liability balances, interest rates, interest income, and interest expense for the six month periods and three month periods ended June 30, 1998, and June 30, 1997, respectively. Table 2 presents a rate-volume analysis of changes in net interest income for the same periods of time.

         For information on qualitative and quantitative disclosures regarding market risk, refer to Management's Discussion and Analysis included in the 1997 Annual Report to Stockholders. There have been no significant changes in the Registrant's market risk profile nor in the Registrant's risk management procedures, in the current year.

TABLE 1 - Average Balance Sheets, Rate, and Interest Income and Expense Summary
          (All figures in 000's)

                                                                                 For the six months ended,
                                                   -------------------------------------------------------------------------------
                                                                June 30, 1998                            June 30, 1997
                                                   -------------------------------------------------------------------------------
                                                     Average        (1)(2)        Average     Average        (1)(2)      Average
                                                     Balance       Interest      Yield/Cost   Balance       Interest    Yield/Cost
                                                   ----------------------------------------  -------------------------------------
                                                                            (Dollar amounts in thousands)
Assets:
   Interest Bearing assets:
      Mortgage Loans, net (1)                      $  570,014     $   24,385        8.56%   $  555,275      $ 22,881       8.25%
      Commercial loans                                107,941          4,803        8.90%       71,455         2,736       7.66%
      Direct consumer loans                           155,365          5,861        7.54%      153,446         5,838       7.61%
      Indirect consumer loans                          87,447          3,906        8.93%       77,370         3,738       9.66%
      Marketable Securities - Taxable               1,127,214         37,307        6.62%      811,354        27,665       6.82%
      Marketable Securities - Taxfree (2)             113,511          4,711        8.30%       96,961         4,185       8.63%
      Other interest earning assets                    38,365          1,185        6.18%       18,512           724       7.82%
                                                   ----------     ----------                ----------    ----------
  Total interest-earning assets                     2,199,857         82,158        7.47%    1,784,373        67,767       7.60%
                                                                  ----------                              ----------
  Noninterest-earning assets                           77,837                                   74,934
                                                   ----------                               ----------
  Total assets                                     $2,277,694                               $1,859,307
                                                   ==========                               ==========

Liabilities and stockholders' equity:
 Interest bearing liabilities:
    Savings deposits                               $  151,409     $    1,881        2.48%   $  147,073    $    2,004       2.73%
    Time deposits                                     731,777         20,184        5.52%      799,054        22,042       5.52%
    NOW and money market deposits                     245,139          3,537        2.89%      189,665         3,152       3.32%
    Escrow                                             10,978             35        0.64%        8,683            69       1.59%
    Borrowed Funds                                    930,639         26,714        5.74%      515,222        15,064       5.85%
                                                   ----------     ----------                ----------    ----------
  Total interest bearing liabilities               $2,069,942         52,351        5.06%   $1,659,697        42,331       5.10%
                                                                  ----------                              ----------
  Noninterest bearing liabilities                      25,128                                   43,411
                                                   ----------                               ----------
  Total liabilities                                 2,095,070                                1,703,108
  Stockholders' equity                                182,624                                  156,199
                                                   ----------                               ----------
  Total liabilities and stockholder equity         $2,277,694                               $1,859,307
                                                   ==========                               ==========


Net interest income before
  provision for loan loss                                         $   29,807                              $   25,436
                                                                  ==========                              ==========
Interest rate spread (3)                                                             2.41%                               2.50%
Net interest-earning assets                        $  129,915                               $  124,676
                                                   ==========                               ==========
Net interest margin (4)                                                              2.71%                               2.85%
Ratio of interest earning assets to
  interest bearing liabilities                           1.06                                     1.08
                                                   ----------                               ----------



(1) Includes income recognized on deferred loan fees of $1,583,000 and $494,000 for the 1998 and 1997 periods, respectively
(2) Interest income and yields are shown on a tax equivalent basis using an effective tax rate of 35%.
(3) Represents the difference between the average yield on interest-earning assets and the average cost on interest-bearing liabilities.
(4) Represents the annualized net interest income before the provision for loan losses divided by average interest-earning assets.

TABLE 1 - Average Balance Sheets, Rate, and Interest Income and Expense Summary
          (All figures in 000's)

                                                                                   For the quarter ended,
                                                      ----------------------------------------------------------------------------
                                                                  June 30, 1998                         June 30, 1997
                                                      --------------------------------------  ------------------------------------
                                                        Average       (1)(2)       Average     Average      (1)(2)        Average
                                                        Balance      Interest     Yield/Cost   Balance     Interest     Yield/Cost
                                                      --------------------------------------  ------------------------------------
                                                                            (Dollar amounts in thousands)
Assets:
   Interest Bearing assets:
      Mortgage Loans, net (1)                         $  573,031    $   12,045       8.41%   $  561,577   $   11,721       8.35%
      Commercial loans                                   117,384         2,604       8.87%       75,512        1,461       7.74%
      Direct consumer loans                              156,197         2,973       7.61%      153,574        2,818       7.34%
      Indirect consumer loans                             85,879         2,091       9.74%       77,434        1,983      10.24%
      Marketable Securities - Taxable                  1,119,841        18,154       6.48%      880,246       15,117       6.87%
      Marketable Securities - Taxfree (2)                112,905         2,349       8.32%      101,103        2,006       7.94%
      Other interest earning assets                       36,342           710       7.81%       16,293          334       8.20%
                                                      ----------    ----------               ----------   ----------
  Total interest-earning assets                        2,201,579        40,926       7.44%    1,865,739       35,440       7.60%
                                                                    ----------                            ----------
  Noninterest-earning assets                              76,924                                 75,613
                                                      ----------                             ----------
  Total assets                                        $2,278,503                             $1,941,352
                                                      ==========                             ==========

Liabilities and stockholders' equity:
 Interest bearing liabilities:
    Savings deposits                                  $  154,201    $      923       2.39%   $  146,538   $    1,006       2.75%
    Time deposits                                        714,700         9,904       5.54%      793,058       11,002       5.55%
    NOW and money market deposits                        252,323         1,795       2.85%      190,431        1,595       3.35%
    Escrow                                                11,852            18       0.61%        8,821           36       1.63%
    Borrowed Funds                                       930,174        13,402       5.76%      596,310        8,771       5.88%
                                                      ----------    ----------               ----------   ----------
  Total interest bearing liabilities                   2,063,250        26,042       5.05%    1,735,158       22,410       5.17%
                                                                    ----------                            ----------
  Noninterest bearing liabilities                         31,039                                 47,875
                                                      ----------                             ----------
  Total liabilities                                    2,094,289                              1,783,033
  Stockholders' equity                                   184,214                                158,319
                                                      ----------                             ----------
  Total liabilities and shareholders' equity          $2,278,503                             $1,941,352
                                                      ==========                             ==========

Net interest income before
  provision for loan losses                                         $   14,884                            $   13,030
                                                                    ==========                            ==========
Interest rate spread (3)                                                              2.39%                                2.43%
Net interest-earning assets                           $  138,329                             $  130,581
                                                      ==========                             ==========
Net interest margin (4)                                                               2.70%                                2.79%
Ratio of interest earning assets to
  interest-bearing liabilities                                            1.07                                  1.08
                                                                    ----------                            ----------


(1) Includes income recognized on deferred loan fees of $634,000 and $242,000 for the 1998 and 1997 periods, respectively.
(2) Interest income and yields are shown on a tax-equivalent basis using an effective tax rate of 35%.
(3) Represents the difference between the average yield on interest earning assets and the average cost on interest-bearing liabilities.
(4) Represents the annualized net interest income before provision for loan loss divided by average interest-earning assets.

TABLE 2 - Rate/Volume Analysis of Changes in Net Interest Income
          (All figures in 000's)

                                      Six Months Ended June 30, 1998       Quarter Ended June 30, 1998
                                               Compared to                          Compared to
                                      Six Months Ended June 30, 1997       Quarter Ended June 30, 1997
                                            Increase (Decrease)                 Increase (Decrease)
                                     --------------------------------    --------------------------------
                                      Volume       Rate        Net        Volume       Rate        Net
                                     --------------------------------    --------------------------------
Interest - earning assets:
  Mortgage loans, net                $    615    $    889    $  1,504    $    240    $     84    $    324
  Commercial loans                      1,570         497       2,067         904         239       1,143
  Direct consumer loans                    73         (50)         23          49         106         155
  Indirect consumer loans                 463        (295)        168         208        (100)        108
  Marketable securities - Taxable      10,478        (836)      9,642       3,925        (888)      3,037
  Marketable securities - Taxfree         691        (165)        526         243         100         343
  Other interest earning assets           640        (179)        461         392         (16)        376
                                     --------    --------    --------    --------    --------    --------
Total interest earning assets        $ 14,530    $   (139)   $ 14,391    $  5,961    $   (475)   $  5,486
                                     --------    --------    --------    --------    --------    --------

Interest-bearing liabilities
  Savings Deposits                         59        (182)       (123)         51        (134)        (83)
  Time deposits                        (1,844)        (14)     (1,858)     (1,084)        (14)     (1,098)
  NOW and money market deposits           835        (450)        385         465        (265)        200
  Escrow accounts                          15         (49)        (34)         10         (28)        (18)
  Borrowed funds                       11,936        (286)     11,650       4,809        (178)      4,631
                                     --------    --------    --------    --------    --------    --------
Total interest-bearing liabilities     11,001        (981)     10,020       4,251        (619)      3,632
                                     --------    --------    --------    --------    --------    --------
Net change in net interest income    $  3,529    $    842    $  4,371    $  1,710    $    144    $  1,854
                                     ========    ========    ========    ========    ========    ========



Note: Changes in interest income and interest expense arising from the combination of rate and volume variances are prorated across rate and volume variances.

Provision for Loan Losses There was a $1,400,000 provision for loan losses recorded in the six months ending June 30, 1998, versus a $305,000 provision for loan losses recorded in the six months ending June 30, 1997. This trend is also reflected in the $570,000 provision recorded for the three months ending June 30, 1998, and the $153,000 provision recorded for the three months ending June 30, 1997. The increase in the provision results from the Registrant's ongoing commitment to commercial lending and the recognition of the greater credit risks inherent in this type of lending. The increased provision also addresses probable known and unknown Year 2000 problems pertaining to the computer applications (hardware or software) of the Registrant's commercial clients which could impair the clients' ability to meet scheduled loan repayments. Please refer to the comments in the Asset Quality section which follows.

Noninterest Income Noninterest income totaled $7,980,000 for the six months ending June 30, 1998. This represents an increase of $1,262,000, or 18.8%, from the $6,718,000 recorded in the six months ended June 30, 1997. This increase is predicated on several different factors. The primary reason was a $2,068,000 net gain on the sale of loans in the six months ending June 30, 1998. The gain is a $1,263,000 increase over the $805,000 gain reported in the comparable six month period ending in 1997. This income recognition was triggered by favorable market rates and an ongoing repositioning of the balance sheet to meet the Registrant's ALM objectives. Secondly, service charges on deposits generated $1,236,000, or a $510,000 increase over the prior six month period ending June 30, 1997, figure of $726,000. This trend is attributable to the Registrant's strategy of emphasizing growth in transaction accounts and the associated fees for transaction accounts. Third, ATM Fees registered $737,000 for the six months ending June 30, 1998. This was a $471,000 increase over the $266,000 reported for the six months ending June 30, 1997. This increase reflects the impact of an expanding ATM network, higher transaction levels and the institution of surcharging. Counterbalancing these increases was a $906,000 drop in net servicing income to the year to date June 30, 1998, figure of $180,000 from the year to date June 30, 1997, figure of $1,086,000. This decrease is caused by the prepayment of loan balances and the corresponding acceleration of the amortization of the loan servicing rights carried on the Registrant's balance sheet. This expense is an offset to the income stream generated by loan servicing. The income stream is also impacted by prepayments which reduce the total amount of fee income paid by FNMA and Freddie Mac to the Registrant. For the six months ending June 30, 1998, gross servicing income equalled $1,711,000 which was offset by $1,531,000 for the amortization of loan servicing rights. This produced a net servicing income figure of $180,000. For the six months ending June 30, 1997, gross servicing income totalled $1,801,000, while the amortization of loan servicing rights created a $715,000 offset. The final result is net servicing income equalling $1,086,000 for the six month time period. Additionally, a $242,000 write-off of servicing rights resulting from the sale of servicing and a $94,000 provision for the impairment of servicing rights where recorded in the first quarter of 1998. This write-off was mitigated by a $390,000 gain on the sale of servicing rights that was recognized in the three month period ending March 31, 1998, and which is included in other income.

Noninterest income equalled $3,052,000 for the three months ending June 30, 1998. This is a $391,000 or 11.4% decrease from the $3,443,000 reported in the comparable period ending June 30, 1997. The major reason for the decline was the $1,152,000 decrease in the gains on the sale of securities to the $586,000 reported for the three month period ending June 30, 1998, from $1,738,000 recognized in the comparable quarter ending June 30, 1997. Gains on the sale of loans, net produced a $629,000 increase ($994,000 versus $365,000) for the three month period ending June 30, 1998, over June 30, 1997. This performance is attributable to the ALM strategy detailed in the preceding paragraph. In addition, service charges on deposits totalled $767,000 for the quarter ended June 30, 1998, a $365,000 increase from the

$402,000 reported for the comparable quarter ended June 30, 1997. This change reflects the Registrant's increased emphasis on generating transaction accounts and the corresponding fee income from these accounts. During the three months ending June 30, 1998, gross servicing income equalled $876,000 which was offset by $642,000 for the amortization of loan servicing rights. This produced a net servicing income figure of $234,000. The reasons for the increase in the amortization of loan servicing rights for the three month period ending June 30, 1998, were detailed in the preceding paragraph. For the three month period ending June 30, 1997, gross servicing income totalled $891,000, while the amortization of loan servicing rights produced a $363,000 reduction to gross servicing income. The final result is net servicing income equalling $528,000 for the three month period ending June 30, 1997.

Noninterest Expense Noninterest expense was $20,222,000 for the six month period ending June 30, 1998. This is an increase of $4,331,000, or 27.3%, from the $15,891,000 reported for the six month period ending June 30, 1997. The increase in noninterest expense was caused, primarily, by a $2,564,000 increase in salary and benefit expense ($10,696,000 for the six months ending June 30, 1998, versus $8,132,000 for the six months ending June 30, 1997). This increase represents salary expenditures for the acquisition of staff to support the Registrant's transition to a full service community bank. In addition, the Registrant recognized other expenses of $4,136,000 for the six month period ending June 30, 1998; representing a $1,087,000 increase in other expenses over the $3,049,000 incurred during the six month period ending June 30, 1997. A significant portion of the increase represents additional loan and deposit support activity and consulting costs incurred in the three month period ending March 31, 1998. These costs were incurred after the conversion to the new mainframe computer system in November 1997. Equipment expense was $1,493,000 for the six month period ending June 30, 1998. This represents a $582,000 increase over the $911,000 figure for the comparable period ending June 30, 1997. The increase is attributable to higher depreciation expense for the new mainframe computer system installed in November 1997.

Noninterest expense was $10,399,000 for the three month period ending June 30, 1998. This is an increase of $2,165,000, or 26.3%, from the $8,234,000 reported for the six month period ending June 30, 1997. Salary and benefit expense was $5,361,000 for the three month period ending June 30, 1998, versus the $4,058,000 for the three month period ending June 30, 1997. The $1,303,000 increase is attributable to the staff expenditures detailed in the preceding paragraph. Other expense was $2,247,000 for the three month period ending June 30, 1998. This represents an increase of $403,000 from the $1,844,000 reported for the three month period ending June 30, 1997 and resulted primarily for the reason described above. Additionally, equipment expense totaled $814,000 for the three month period ending June 30, 1998, a $332,000 increase from the $482,000 figure for the comparable period ending June 30, 1997. The reason for this increase is the additional depreciation expense associated with the November 1997 mainframe computer conversion.

Provision for Income Taxes Corporate income tax expense equalled $4,292,000 for the six month period ended June 30, 1998, generating an effective tax rate of 29.6% on pretax income of $14,516,000. This is a decrease of $427,000 from the $4,719,000 of corporate tax expense, resulting in an effective tax rate of 32.6% on pretax income of $14,493,000, recorded during the six month period ended June 30, 1997. The decrease in the effective tax rate is the result of the Registrant's heightened focus on increasing tax exempt sources of income.

Income tax expense totaled $1,668,000 (effective tax rate of 27.2%) for the three months ended June 30, 1998. This represents a $761,000 decrease from the tax expense of $2,429,000 (effective tax rate of 32.4%) recorded for the three month period ending June 30, 1997. These changes are indicative of increases in tax exempt sources of income in the loan portfolio which reflect a recent emphasis on providing intermediate to long term capital project financing to local municipalities and school districts.

Sources and Uses of Funds Total cash and cash equivalents increased $18.9 million during the six month period ended June 30, 1998. For the comparable period ending June 30, 1997, cash and cash equivalents decreased by $8.7 million. Operating activities generated cash inflows totaling $13.6 million and $10.5 million during the six month periods ended June 30, 1998, and June 30, 1997, respectively. During the six month period ending June 30, 1998, investing activities of the Registrant resulted in a net use of cash of $88.1 million, due mainly to $634.9 million in purchases of marketable securities (indicative of the leveraging strategy detailed elsewhere in the 10-Q) and loan originations net of principal payments of $108.5 million which were partially offset by marketable security sales, maturities and principal reductions totaling $586.7 million and loan sales amounting to $72.8 million. During the six month period ending June 30, 1997, cash out flows from investing activities used $282.4 million. Purchases for the Bank's portfolio of marketable securities used cash of $591.5 million (results of the previously mentioned leveraging strategy), and loan originations net of principal payments absorbed another $67.3 million. These purchases were partially offset by security sales, maturities and principal reductions totaling $358.3 million. The Registrant's financing activities for the six month period ending June 30, 1998, resulted in a net source of cash totaling $93.3 million, which is primarily attributable to borrowing increases of $107.3 million. However, deposit outflows of $20.1 million reduced the cash provided by financing operations for the six month period ended June 30, 1998. The deposit outflows are concentrated in certificate of deposits and reflect the Registrant's effort to pay comparable market rates instead of playing the role of price leader. The borrowing during this period results from the Registrant's reliance on primarily wholesale funding sources to support investment operations and counterbalances these moderate deposit outflows. During the six months ending June 30, 1997, borrowings provided cash inflows of $272.7 million and deposit decreases were $10.9 million, contributing net cash from financing operations equalling $263.2 million.

Stockholders' Equity Stockholders' equity totaled $188.8 million, $179.0 million, and $163.8 million at June 30, 1998, December 31, 1997, and June 30, 1997, respectively. Stockholders' equity amounted to 8.1% on total assets of $
2.326 billion as of June 30, 1998, compared to 8.1% on total assets of $2.207 billion at December 31, 1997, and 8.0% on total assets of $2.044 billion at June 30, 1997.

The increase in stockholders' equity of $9.8 million or 5.5% in the six months ended June 30, 1998, resulted mainly from $10.2 million in net income and $.6 million due to exercised stock options. Offsetting these increases is a $1.0 million decline in the market value, net of tax effect, of the available-for-sale securities portfolio and $898,000 in dividends paid. The increase in stockholders' equity of $25.1 million or 15.3% in the twelve month period ended June 30, 1998, consisted primarily of net additions of $18.2 million in net income; a net increase of $4.9 million in the market value, net of tax effect, of market value increases in the available-for-sale securities portfolio; and a $2.1 million increase in excess of fair value of ESOP stock committed for release and excess of fair value of cost of the earned portion of Recognition and Retention Plan (RRP) stock. In addition, options exercised during the twelve month period ending June 30, 1998, contributed another $1.0 million to stockholder's equity.

               (Balance of this page is left intentionally blank.)

Regulatory Capital Compliance Risk-based capital standards are issued by bank regulatory agencies in the United States. These capital standards link a banking company's capital to the risk profile of its assets and provide the basis by which all banking companies and banks are evaluated in terms of capital adequacy. These risk-based capital standards require all banks to have Tier 1 capital of at least 4.0 % and total capital, including Tier 1 capital, equal to at least 8.0 % of risk-adjusted assets. Tier 1 capital consists of common stockholders' equity and qualifying perpetual preferred stock along with related surpluses and retained earnings. Total capital is comprised of Tier 1 capital, limited life preferred stock, qualifying debt instruments, and the reserves for possible loan losses. Furthermore, the banking regulators also issue leverage ratio requirements. The leverage ratio requirement is measured as the ratio of Tier 1 capital to adjusted average assets. The following table provides a comparison of the Registrant's risk-based capital ratios and leverage ratio to the minimum regulatory requirements for the period indicated.



                                                                          Minimum                     Minimum
                                                                        Requirement                  Requirement
                                                                        for Capital                to be "Well Cap-
                                             Actual                      Adequacy                     italized"
HARRIS FINANCIAL, INC.                ------------------          ----------------------         ------------------
As of  June 30, 1998                  Amount       Ratio          Amount           Ratio         Amount       Ratio
--------------------                  ------       -----          ------           -----         ------       -----
 Total Capital
    (to Risk Weighted Assets)        $168,788          13.0%      $104,553          8.0%       $130,692        10.0%
 Tier 1 Capital
   (to Risk Weighted Assets)          160,524          12.3%        52,277          4.0%         78,415         6.0%
 Tier 1 Capital
   (to Avg. Assets)                   160,524           7.1%        89,945          4.0%        112,431         5.0%

As of December 31, 1997
-----------------------
 Total Capital
    (to Risk Weighted Assets)        $157,520          13.7%      $ 91,979          8.0%       $114,973        10.0%
 Tier 1 Capital
   (to Risk Weighted Assets)          148,906          13.0%        45,989          4.0%         68,984         6.0%
 Tier 1 Capital
 (to Avg. Assets)                     148,906           7.5%        80,649          4.0%        100,811         5.0%




         The Registrant did not become the Bank's holding company until September 17, 1997. Consequently, no historical information for June 30, 1997 exists.

         The following table provides a comparison of the Bank's risk-based capital ratios and leverage ratio to the minimum regulatory requirements for the period indicated.


                                                                         Minimum                       Minimum
                                                                       Requirement                   Requirement
                                                                       for Capital                 to be "Well Cap-
                                             Actual                      Adequacy                     italized"
HARRIS SAVINGS BANK                   ------------------          ----------------------         --------------------
As of  June 30, 1998                  Amount       Ratio          Amount           Ratio         Amount         Ratio
--------------------                  ------       -----          -------          -----         -------        -----
 Total Capital
    (to Risk Weighted Assets)        $158,965      12.3%          $103,787         8.0%        $129,734          10.0%
 Tier 1 Capital
   (to Risk Weighted Assets)          149,701      11.5%            51,894         4.0%          77,841           6.0%
 Tier 1 Capital
   (to Avg. Assets)                   149,701       6.7%            89,559         4.0%         111,949           5.0%

As of December 31, 1997
-----------------------
  Total Capital
    (to Risk Weighted Assets)        $147,533      12.9%          $ 91,474         8.0%        $114,343          10.0%
 Tier 1 Capital
   (to Risk Weighted Assets)          138,919      12.1%            45,737         4.0%          68,606           6.0%
 Tier 1 Capital
   (to Avg. Assets)                   138,919       7.0%            80,558         4.0%         100,697           5.0%

As of  June  30, 1997
---------------------
  Total Capital
    (to Risk Weighted Assets)        $145,836      13.7%          $ 85,002         8.0%        $106,252          10.0%
 Tier 1 Capital
   (to Risk Weighted Assets)          137,253      12.9%            42,501         4.0%          63,751           6.0%
 Tier 1 Capital
   (to Avg. Assets)                   137,253       6.8%            80,711         4.0%         100,889           5.0%

         During the month of June 1998, the Registrant adhered to the 6.5% Tier 1 minimum stipulated by the Pennsylvania Department of Banking ("Department"). This minimum threshold was a condition required by the Department for the Treasury Stock Repurchase Program that was approved on February 27, 1998.

        Marketable Securities In January 1998, the Registrant sold securities from the held-to-maturity (HTM) portfolio. The book value of these securities totalled $63.0 million and a gain of $1.4 million was realized from the transaction. The sale of these securities was executed in order to improve the Registrant's interest rate risk profile and to align the portfolio with the Registrant's current investment strategies. Under generally accepted accounting principles, the sale of these securities eliminated the Registrant's ability to use the held-to-maturity classification of securities for a period of two years. As a result, the remaining securities in the held-to-maturity portfolio were transferred to the available-for-sale portfolio. This transfer resulted in a $209,565 increase, net of taxes, to the net unrealized gains on marketable securities.

Marketable securities, excluding cash, totaled $1,262.2 million, $1,199.2 million, and $1,067.3 million at June 30, 1998, December 31, 1997, and June 30, 1997, respectively. Total marketable securities increased $63.0 million, or 5.3%, during the first six months of 1998. Total marketable securities increased $194.9 million, or 18.3%, in the twelve month period ended June 30, 1998.

Based on fair market value, during the six month period ending June 30, 1998, U.S. Government/Agencies increased $68.0 million, corporate bonds increased $54.6 million, asset backed securities increased $9.7 million, while total mortgage backed securities decreased $73.1 million. For the 12 month period ending June 30, 1998, U.S. Government/Agencies increased $111.3 million, corporate bonds increased $58.0, asset backed securities increased $9.1 million and mortgage backed securities increased $2.3 million.

Table 3 on the following page presents the composition of the Registrant's marketable securities portfolio as of June 30, 1998, December 31, 1997, and June 30, 1997, respectively.


                (Balance of this page left intentionally blank.)

TABLE 3 - Composition of Marketable Securities Portfolios (All figures in 000's)

The following table sets forth certain information regarding the amortized cost and fair values of the Registrant's marketable securities portfolio at June 30, 1998, December 31, 1997, and June 30, 1997.



                                                     June 30, 1998               December 31, 1997            June 30, 1997
                                             --------------------------------------------------------------------------------------
                                               Amortized     Fair           Amortized       Fair         Amortized          Fair
                                                 Cost        Value            Cost          Value          Cost             Value
                                             --------------------------------------------------------------------------------------
Held-to-maturity:
   U.S. Government and agencies               $     --     $     --        $   67,933    $   68,651      $   67,476      $   67,474
   Mortgage-backed securities:
        FNMA PC's                                   --           --             4,050         4,150           4,447           4,540
        Private Issue CMO's                         --           --            24,429        24,744          29,146          29,286
                                             --------------------------------------------------------------------------------------
        Total mortgage-backed securities            --           --            28,479        28,894          33,593          33,826
                                             --------------------------------------------------------------------------------------
  Total securities held-to-maturity           $     --     $     --        $   96,412    $   97,545      $  101,069      $  101,300
                                             --------------------------------------------------------------------------------------

Available-for-sale:
    U.S. Government and agencies              $  321,910   $  321,183      $  184,033    $  184,503      $  143,424      $  142,400
    Corporate bonds                               74,911       74,748          20,117        20,115          17,000          16,703
    Municipal obligations                        109,426      114,060         109,351       114,023         102,729         104,758
    FHLB stock                                    32,219       32,219          30,027        30,027          28,325          28,325
    Equities (Common and Preferred)              116,516      125,186         116,802       124,790         118,818         124,485
    Asset backed securities                       34,147       34,539          24,551        24,837          25,287          25,430

   Mortgage-backed securities:
        FHLMC PC's                                 1,805        1,889           2,920         3,066           3,233           3,371
        FNMA CMO'S                               133,375      133,864         151,067       152,433          97,707          97,839
        FHLMC CMO's                               91,652       92,435         272,927       274,281         306,138         307,002
        Private Issue CMO's                      330,406      332,057         173,419       174,707         115,684         115,921
                                             --------------------------------------------------------------------------------------
        Total mortgage-backed securities         557,238      560,245         600,333       604,487         522,762         524,133
                                             --------------------------------------------------------------------------------------
   Total securities available-for-sale        $1,246,367   $1,262,180      $1,085,214    $1,102,782      $  958,345      $  966,234
                                             --------------------------------------------------------------------------------------

   Other interest-earning securities:
       FHLB daily investment                  $   28,632   $   28,632      $   11,840    $   11,840      $      965      $      965
                                             --------------------------------------------------------------------------------------
   Total marketable securities and
      interest bearing investments            $1,274,999   $1,290,812      $1,193,466    $1,212,167      $1,060,379      $1,068,499
                                             --------------------------------------------------------------------------------------

Loans Loans receivable, excluding the reduction for the allowance for loan losses, totaled $931.0 million, $899.1 million, and $878.2 million at June 30, 1998, December 31, 1997, and June 30, 1997, respectively. The increase of $31.9 million, or 3.6%, for the six months ending June 30, 1998 reflects growth in commercial loans of $55.9 million. However, this increase was offset by a decline of $16.2 million and $ 7.8 million, in first mortgage loans and consumer and other loans, respectively, for the six month period ending June 30, 1998. The total portfolio increase of $52.8 million, or 6.0%, for the twelve month period ending June 30, 1998, resulted from a $43.8 million increase in commercial loans and $14.2 million increase in consumer and other loans. During the same twelve month period ending June 30, 1998, first mortgage loans decreased by $5.1 million. These trends are the results of a strategy designed to enhance the Registrant's return on equity by repositioning the loan portfolio into higher yielding assets, while managing interest rate risk within prudent tolerance ranges.

Loan charge-offs, net of recoveries, totaled $750,000 for the six month period ended June 30, 1998, compared to $44,000 for the six month period ended June 30, 1997. This difference is partially attributable to a $400,000 loss on a participated commercial loan during February 1998. Loan charge-offs, net of recoveries, totaled $1,024,000 for the twelve month period ended June 30, 1998. Based on management's continuing review of the loan portfolio, the Registrant recorded provision for loan losses of $1,400,000 for the six month, and $1,705,000 for the 12 month periods ending June 30, 1998.

The Registrant considers all loans that are delinquent 90 days or more with respect to principal and interest repayments to be in a non accrual status. Non accrual loans were $7,870,000, $6,938,000 and $6,046,000 at June 30, 1998,
December 31, 1997, and June 30, 1997, respectively. These amounts as a percentage of total loans receivable (including Loans held for sale, net) equalled .83%, .76%, and .68% at June 30, 1998, December 31, 1997, and June 30,
1997, respectively. During these time periods, the Registrant had no loans that were more than ninety days delinquent with respect to principal and interest and considered in an accrual status.

The Registrant conducts an internal loan review to identify those loans which are considered performing and current with respect to payments of principal and interest but display an above normal risk of becoming non-performing or requiring restructuring in the future. This review is conducted on a quarterly basis and identified problem loans amounting to $8,947,000, $12,400,000 and $12,300,000 at June 30, 1998, December 31, 1997, and June 30, 1997,
respectively.

The allowance for loan losses totaled $9,264,000, $8,614,000, and $8,583,000 at June 30, 1998, December 31, 1997, and June 30, 1997, respectively. Stated as a percentage of total loans receivable (including Loans held for sale, net), the allowance for loan losses amounted to .97%, .94%, and .97% at June 30, 1998, December 31, 1997, and June 30, 1997, respectively.

The following table depicts the trend of charge-offs, recoveries, and provisions to the allowance for loan losses for the six months ended June 30, 1998, the year ended December 31, 1997, and the six months ended June 30, 1997, respectively.



                                                     As of or for the         As of or for the        As of or for the
Allowance for Loan Loss                             six months ending       twelve months ending      six months ending
  (All Figures in 000's)                              June 30, 1998          December 31, 1997          June 30, 1997
------------------------------------------         --------------------    ---------------------      -----------------
Balance at beginning of the period                      $8,614                     $8,322                   $8,322
Provision for loan losses                                1,400                        610                      305

Charge Offs
  Commercial                                               400                       --                       --
  Real Estate - construction                              --                         --                       --
  Real Estate - one to four family                         313                        360                       74
  Consumer loans                                            90                          8                        4
                                                        ------                     ------                   ------
   Total Charge Offs                                       803                        368                       78
                                                        ------                     ------                   ------

Recoveries
  Commercial                                                 1                       --                       --
  Real Estate - construction                              --                         --                       --
  Real Estate - one to four family                          42                         24                       15
  Consumer loans                                            10                         26                       19
                                                        ------                     ------                   ------
   Total Recoveries                                         53                         50                       34
                                                        ------                     ------                   ------

Net Charge Offs                                            750                        318                       44
                                                        ------                     ------                   ------

Balance at end of period                                $9,264                     $8,614                   $8,583
                                                        ======                     ======                   ======



         Table 4 on the following page presents an analysis of the Registrant's loan portfolio as of and for the six months ended June 30, 1997 and 1998, and as of and for the year ended December 31, 1997, respectively.



                (Balance of this page left intentionally blank.)

TABLE 4 - Loan Composition (All Figures in 000's)



                                                June 30, 1998    December 31, 1997    June 30, 1997
                                                ---------------------------------------------------
                                                   Amount             Amount               Amount
                                                ---------------------------------------------------
Mortgage loans:
Principal balances:
      One to four family                          $537,050            $539,248            $547,554
      Construction (1)                              22,895              36,814              18,141
                                                  --------            --------            --------
                                                   559,945             576,062             565,695
Less:
        Unearned discounts                             610                 855               1,147
        Net deferred loan origination fees           8,487               8,147               8,577
                                                  --------            --------            --------
        Total first mortgage loans                 550,848             567,060             555,971
                                                  --------            --------            --------

Commercial loans:
Principal balances:
    Secured by other residential real
       estate properties                            14,914              15,635              17,029
    Commercial                                     122,141              65,620              76,236
                                                  --------            --------            --------
                                                   137,055              81,255              93,265
  Less:
       Unearned discounts                              434                 534                 400
                                                  --------            --------            --------
       Total commercial loans                      136,621              80,721              92,865
                                                  --------            --------            --------

Consumer and other loans:
Principal balances:
       Mobile home                                  66,254              71,356              68,013
       Home equity and second mortgage             155,550             155,861             144,077
       Other                                         7,850               9,097               2,408
                                                  --------            --------            --------
            Total consumer and other loans         229,654             236,314             214,498
Plus:
       Net deferred loan origination costs             672                 499                 587
       Dealer reserves                              13,234              14,504              14,320
                                                  --------            --------            --------
       Total consumer and other loans              243,560             251,317             229,405
                                                  --------            --------            --------

Less Allowance for loan losses                       9,264               8,614               8,583
                                                  --------            --------            --------

            Loans Receivable, net                 $921,765            $890,484            $869,658
                                                  ========            ========            ========




                                                    Percent of                         Percent of                    Percent of
Mortgage Loans:                    Amount             Total            Amount             Total         Amount          Total
                                  ---------------------------------------------------------------------------------------------
ARM                               $ 89,411              15.97%         90,615              15.73%       $ 90,511        16.00%
Fixed Rate                         470,534              84.03%        485,447              84.27%        475,184        84.00%
                                  ---------------------------------------------------------------------------------------------
    Total Mortgage Loans          $559,945             100.00%       $576,062             100.00%       $565,695       100.00%
                                  =============================================================================================


(1) Net of undistributed portion of $44,487, $29,338, and $32,788 at June 30, 1998, December 31, 1997 and June 30, 1997, respectively

Mortgage Servicing Rights As of June 30, 1998, December 31, 1997, and June 30, 1997, the Registrant held mortgage loan servicing rights with carrying values totaling $13.4 million, $11.8 million, and $12.1 million, respectively. The unpaid principal balances of loans serviced for others totaled $1.203 billion, $1.067 billion, and $1.048 billion at June 30, 1998, December 31, 1997, and June 30, 1997, respectively. The Registrant recorded amortization expense on mortgage loan servicing rights totaling $1,531,000 (this figure includes a $242,000 write-off of servicing rights and $94,000 provision for impairment) during the six months ended June 30, 1998. The Bank recorded amortization expense on mortgage loan servicing rights of $715,000, in the first six months of 1997.

At June 30, 1998, the total amount of capitalized mortgage servicing rights (including mortgage servicing rights purchased) was $13,370,000 before the valuation allowance. The valuation allowance for impairment related to such rights was $219,000 at June 30, 1998. The estimated fair value of such rights was approximately $14,360,000 at June 30, 1998.

Asset Quality The Registrant establishes the allowance for loan loss based on internal and external factors. The external factors include the general economic condition of the Registrant's market area and regulatory guidelines. The internal factors include the current composition of the portfolio, portfolio growth trends, and the current emphasis on commercial lending as a strategic directive. These factors are used by the Registrant to help determine the reserve necessary to provide for unknown, but probable losses within the portfolio. These assessments are performed on a quarterly basis and the provision for loan losses is adjusted accordingly.

The commercial loan portfolio is analyzed on an individual loan basis and a specific reserve is developed for each known loss. In addition, the Registrant assigns an additional reserve amount for unknown, probable losses in the loan portfolio, as discussed above.

The mortgage and consumer portfolio is analyzed in pools of similar loans with similar risk characteristics. Using historical loss experience, management determines a specific reserve for the loan pools. A reserve for unknown, probable losses is established in the manner discussed above.

Loan charge-offs, net of recoveries, totaled $750,000 for the six month period ended June 30, 1998, compared to $44,000 for the six month period ended June 30, 1997. Loan charge-offs, net of recoveries, totaled $1,024,000 for the twelve month period ended June 30, 1998. Based on management's continuing review of the loan portfolio, the Registrant recorded provision for loan losses of $1,400,000 for the six month, and $1,705,000 for the 12 month periods ending June 30, 1998.

The allowance for loan losses totaled $9,264,000, $8,614,000, and $8,583,000 at June 30, 1998, December 31, 1997, and June 30, 1997, respectively. Stated as a percentage of total loans receivable (including Loans held for sale, net), the allowance for loan losses amounted to .97%, .94%, and .97% at June 30, 1998, December 31, 1997, and June 30, 1997, respectively.

Deposits Deposits, not including escrow funds, totaled $1.126 billion, $1.146 billion, and $1.163 billion at June 30, 1998, December 31, 1997, and June 30, 1997, respectively. Total deposits declined by $20.0 million, or 1.8%, during the six months ended June 30, 1998. Total deposits declined by $37.0 million or 3.1% during the twelve months ending June 30, 1998. Both the six month and twelve month declines reflect the Registrant's strategy of leveraging its capital base and paying competitive, but not top market rates on the remaining deposit base. The deposit decline has been offset by increased reliance on other borrowings.

Table 5 on the following page presents the composition of the Registrant's deposit portfolio as of June 30, 1998, December 31, 1997, and June 30, 1997, respectively.

TABLE 5 - Deposit Composition (All figures in 000's)


                                          June 30, 1998               December 31, 1997                 June 30, 1997
                                -----------------------------    --------------------------     ---------------------------
                                      Amount      Percent           Amount      Percent              Amount       Percent
                                -----------------------------    --------------------------     ---------------------------
Demand and NOW Accounts           $   121,832        10.82%      $   100,703        8.79%        $    93,167        8.01%
Money Market                          137,084        12.17%          128,079       11.17%            129,157       11.11%
Savings                               154,482        13.72%          148,718       12.97%            149,434       12.86%
Time Deposits                         712,752        63.29%          768,738       67.07%            790,800       68.02%
                                -----------------------------    --------------------------     ---------------------------
Total Deposits                    $ 1,126,150       100.00%      $ 1,146,238      100.00%        $ 1,162,558      100.00%
                                =============================    ==========================     ===========================




               (Balance of this page is left intentionally blank.)

Other Borrowings During the six and twelve month periods ended June 30, 1998, the Registrant actively engaged in leveraging activities to deploy its capital. This strategy relies on using external sources of funds to invest in interest earning assets at a positive spread between the yield on interest earning assets and the cost of the support borrowing.

Other borrowings totaled $961.3 million, $854.0 million, and $693.3 million at June 30, 1998, December 31, 1997, and June 30, 1997, respectively. Funding from non deposit sources increased $107.3 million or 12.6% for the six month period ending June 30, 1998, while for the twelve months ending June 30, 1998, Other borrowings increased $268.0 million or 38.7%. One component of this trend, FHLB advances increased $43.1 million, or 7.5%, during the six months ended June 30, 1998, and increased $87.2 million, or 16.4%, during the twelve month period ended June 30, 1998. In addition, repurchase agreements increased $64.7 million or 23.3%, during the six months ended June 30, 1998, and increased $181.3 million or 112.6 % during the twelve months ended June 30, 1998.

As of June 30, 1998, the Registrant had maximum FHLB lines of credit totaling $666.6 million versus $1,052.2 million in available FHLB credit at June 30, 1997. This decline of 36.7% or $385.6 million is based on increased repurchase agreement activity during the second half of 1997 and the first two quarters of 1998. Whenever a financial institution utilizes repurchase agreements as a funding option, the maximum amount of credit available from the FHLB is correspondingly reduced. During the six month period ending June 30, 1998, repurchase agreement balances increased by $64.7 million. For the twelve month period ending June 30, 1998, repurchase agreements increased by $181.3 million. This shift in external funding sources is predicated on the current cost of funds advantage associated with repurchase agreement transactions.

Table 6 on the following page presents the composition of the Registrant's other borrowings as of June 30, 1998, December 31, 1997, and June 30, 1997, respectively.



                (Balance of this page left blank intentionally.)

TABLE 6 - Other Borrowings (All figures in 000's)




                                      June 30, 1998                    December 31, 1997                       June 30, 1997
                                 Amount             Percent         Amount          Percent           Amount               Percent
                               -----------------------------       ---------------------------      ------------------------------
FHLB Advances                   $618,525              64.34%       $575,440              67.38%       $531,308              76.64%
Repurchase Agreements            342,268              35.61%        277,548              32.50%        161,000              23.22%
ESOP Loan                            495               0.05%            990               0.12%            990               0.14%
                               -----------------------------       ---------------------------      ------------------------------
Total Other Borrowings          $961,288             100.00%       $853,978             100.00%       $693,298             100.00%
                               =============================       ===========================      ==============================





               (Balance of this page is left intentionally blank.)

Liquidity The Registrant's primary sources of funds are deposits, moderate amounts of borrowing and proceeds from principal and interest payments on loans and mortgage-backed securities. While maturities and scheduled amortization of loans and mortgage-backed securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Registrant anticipates that it will have sufficient funds available to meet its current commitments.

The Registrant exceeded all regulatory standards for liquidity at June 30, 1998, December 31, 1997, and June 30, 1997.

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

The Registrant is currently evaluating all of its computer systems for Year 2000 readiness, including those systems that do not involve business information processing. In addition, management is communicating with vendors, business partners, commercial banking customers, and others to coordinate full Year 2000 conversion. Management expects all business-critical systems to be Year 2000 compliant by December 31, 1998, to allow a full year for adequate integrated testing and completion of any remaining corrective action. HFI anticipates that all of its computer systems will be completely tested and made fully Year 2000 compliant during 1999.

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

                                    HARRIS FINANCIAL, INC.
                                    (Registrant)


                                    By  /s/ Charles C. Pearson, Jr.
                                        -------------------------------------
                                        Charles C . Pearson, Jr., President
                                        and Chief Executive Officer


                                    By  /s/ James L. Durrell
                                        -------------------------------------
                                        James L. Durrell, Executive Vice
                                        President and Chief Financial Officer


Dated: August 11, 1998

                                  EXHIBIT INDEX


Exhibit Number
--------------

Exhibit 11   Statement Re: Computation of Earnings Per Share.

Exhibit 27   Financial Data Schedule