Form 10-Q
period 1998-09-30
HARRIS FINANCIAL INC
filed 1998-11-12
CIK 1034650

Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 1998
                               ------------------

                                       OR

[   ]   TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from __________________ to____________________________

Commission File Number:  0-22399

                             HARRIS FINANCIAL, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

         PENNSYLVANIA                                23-2889833
-------------------------------                   ------------------
(State or other jurisdiction of                      (IRS Employer
incorporation or organization)                    Identification No.)

235 North Second Street PO Box 1711, Harrisburg, Pennsylvania          17105
-------------------------------------------------------------        ---------
          (Address of principal executive offices)                   (Zip Code)

                                  717-236-4041
              ---------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No ___.
                                             ---
     Indicate the number of shares outstanding of each of the Bank's classes of common stock, as of the latest practicable date 33,703,400 shares of stock, par value of $.01 per share, outstanding at October 31, 1998.

Part I.  Financial Information.


Part 1, Item 1    Financial Statements.


               (Balance of this page is left intentionally blank.)

                     HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                                 (in thousands)
                                   (Unaudited)


                                                                                September 30,    December 31,
                                                                                    1998             1997
                                                                                -------------    ------------
Assets
------
Cash and cash equivalents                                                        $   36,916      $   24,466
Marketable securities held to maturity (Note 2)                                        --            96,412
Marketable securities available for sale (Note 2)                                 1,306,569       1,102,782
Loans receivable, net                                                               975,317         890,484
Loans held for sale, net                                                             23,082          14,886
Loan servicing rights                                                                12,825          11,830
Real estate investments                                                               7,555           6,698
Premises and equipment, net of accumulated
   depreciation of $16,666 and $15,393                                               20,209          18,722
Accrued interest receivable                                                          16,795          13,538
Income taxes receivable                                                                --             5,757
Intangible assets                                                                    17,537          19,396
Other assets                                                                          3,631           2,088
                                                                                 ----------      ----------
   Total assets                                                                  $2,420,436      $2,207,059
                                                                                 ==========      ==========

Liabilities and Stockholders' Equity
------------------------------------
Deposits                                                                         $1,113,475      $1,146,238
Escrow                                                                                3,400           8,552
Accrued interest payable                                                             13,437           4,297
Postretirement benefit obligation                                                     2,907           2,297
Other borrowings (Note 3)                                                         1,079,296         853,978
Deferred tax liability                                                                5,414           8,279
Income taxes payable                                                                  3,153            --
Other liabilities                                                                     7,430           4,384
                                                                                 ----------      ----------
   Total liabilities                                                              2,228,512       2,028,025
                                                                                 ----------      ----------

Common stock, $.01 par value, authorized 100,000,000 shares
   33,992,200 shares issued and 33,931,900 outstanding at September 30, 1998,
   33,790,400 shares issued and outstanding at December 31, 1997
   (Notes 7 and 8)                                                                      340             338
Paid in capital                                                                      29,560          28,016
Retained earnings                                                                   154,740         141,043
Net unrealized gain on marketable securities                                          9,189          10,732
Employee stock ownership plan                                                          (421)           (529)
Recognition and retention plans                                                        (481)           (566)
Treasury Stock, 60,300 shares (Note 4)                                               (1,003)           --
                                                                                 ----------      ----------
    Total stockholders' equity                                                      191,924         179,034
                                                                                 ----------      ----------
    Total liabilities and stockholders' equity                                   $2,420,436      $2,207,059
                                                                                 ==========      ==========

See accompanying notes to consolidated financial statements.

                     HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                    (in thousands, except for per share data)
                                   (Unaudited)

                                                    Nine Months Ended September 30,    Three Months  Ended September 30,
                                                    -------------------------------    ---------------------------------
Interest Income:                                           1998                1997          1998                 1997
                                                       ---------           ---------       ---------           ---------
  Loans receivable:
      First mortgage loans                             $  36,165           $  34,515       $  11,780           $  11,634
      Commercial                                           7,966               4,364           3,163               1,628
      Consumer and other loans                            14,867              14,785           5,099               5,209
  Taxable investments                                     22,942              15,149           8,363               5,127
  Taxfree investments                                      4,588               4,225           1,526               1,505
  Dividends                                                6,839               5,683           2,288               2,088
  Mortgage backed securities                              28,488              24,807           9,170              10,164
  Money market securities                                     56                 150              13                  21
                                                       ---------           ---------       ---------           ---------
       Total interest income                             121,911             103,678          41,402              37,376
                                                       ---------           ---------       ---------           ---------
Interest Expense:
  Deposits                                                37,926              40,883          12,324              13,685
  Borrowed funds (Note 3)                                 41,573              26,202          14,859              11,138
  Escrow                                                      72                 101              37                  32
                                                       ---------           ---------       ---------           ---------
    Total interest expense                                79,571              67,186          27,220              24,855
                                                       ---------           ---------       ---------           ---------
     Net interest income                                  42,340              36,492          14,182              12,521
Provision for loan losses                                  1,970                 457             570                 153
                                                       ---------           ---------       ---------           ---------
    Net int. inc. after provision for loan losses         40,370              36,035          13,612              12,368
                                                       ---------           ---------       ---------           ---------
Non-interest Income:
  Service charges on deposits                              1,976               1,187             740                 461
  ATM fees                                                 1,079                 443             342                 177
  Other svc. charges/commissions/fees                        563                 605             221                 194
  Net servicing income                                       195               1,616              15                 530
  Gain on sale of securities, net                          4,276               3,905           1,306                 712
  Gain on sale of loans, net                               3,549               1,544           1,481                 739
  Other                                                      540               1,728              93               1,497
                                                       ---------           ---------       ---------           ---------
      Total non-interest income                           12,178              11,028           4,198               4,310
                                                       ---------           ---------       ---------           ---------
Non-interest Expense:
  Salaries and benefits                                   16,531              12,685           5,835               4,553
  Equipment expense                                        2,331               1,472             838                 561
  Occupancy expense                                        2,201               2,163             758                 712
  Advertising and public relations                         1,484               1,466             407                 494
  FDIC insurance                                             532                 567             175                 186
  Director fees                                              234                 206              79                  65
  Income from real estate operations                        (498)               (518)           (130)               (185)
  Amortization of intangibles                              1,860               1,787             627                 600
  Other                                                    6,403               4,902           2,267               1,852
                                                       ---------           ---------       ---------           ---------
     Total non-interest expense                           31,078              24,730          10,856               8,838
                                                       ---------           ---------       ---------           ---------
  Income before income taxes                              21,470              22,333           6,954               7,840
  Income tax expense                                       6,332               7,301           2,040               2,582
                                                       ---------           ---------       ---------           ---------
      Net Income                                       $  15,138           $  15,032       $   4,914           $   5,258
                                                       =========           =========       =========           =========
  Basic earnings per share (Note 7)                    $    0.45           $    0.45       $    0.14           $    0.16
                                                       =========           =========       =========           =========
  Diluted earnings per share (Note 7)                  $    0.44           $    0.44       $    0.14           $    0.15
                                                       =========           =========       =========           =========
  Dividends per share                                  $   0.165           $   0.145       $   0.055           $   0.048
                                                       =========           =========       =========           =========

See accompanying notes to consolidated financial statements.

All share and per share data have been restated to give effect for a 3 for 1 stock split on November 18, 1997.

                     HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                                 (in thousands)
                                   (Unaudited)

                                                                                                       Net
                                                                                                   Unrealized
                                                     Common            Paid in       Retained      Gain/(Loss)
                                                      Stock            Capital       Earnings     on Securities
                                                    -----------------------------------------------------------

Balance at January 1, 1997                             $   336       $25,678         $124,812       $ 3,615
Net income                                                                             17,771
Dividends paid at $.20 per share                                                       (1,540)
Exercised stock options                                      2           480
Change in unrealized gain (loss) on marketable
  securities, net of tax effect of $4,658                                                             7,117
ESOP stock committed for release
Earned portion of RRP plan
Excess of fair value above cost of ESOP stock
   committed for release                                               1,139
Excess of fair value above cost of earned portion
   of RRP stock                                                          492
Tax benefit of RRP shares awarded and options
   exercised                                                             227
                                                    -----------------------------------------------------------
Balance at December 31, 1997                           $   338       $28,016         $141,043       $10,732
Net income                                                                             15,138
Dividends paid at $.055 per share                                                      (1,441)
Exercised stock options                                      2           727
Change in unrealized gain  on available-for-sale
  securities, net of tax effect of ($1,077)                                                          (1,543)
ESOP stock committed for release
Earned portion of RRP plan
Excess of fair value above cost of ESOP stock
   committed for release                                                 559
Excess of fair value above cost of earned portion
   of RRP stock                                                          258
Treasury stock purchased 60,300 shares
                                                    -----------------------------------------------------------
Balance at September 30, 1998                          $   340       $29,560         $154,740       $ 9,189
                                                    ===========================================================


                                                         Employee      Recognition
                                                           Stock           And
                                                         Ownership      Retention      Treasury
                                                           Plan            Plan          Stock       Total
                                                        ------------------------------------------------------

Balance at January 1, 1997                                $ (1,024)      $   (665)      $   --        $152,752
Net income                                                                                              17,771
Dividends paid at $.20 per share                                                                        (1,540)
Exercised stock options                                                                                    482
Change in unrealized gain (loss) on marketable
  securities, net of tax effect of $4,658                                                                7,117
ESOP stock committed for release                               495                                         495
Earned portion of RRP plan                                                     99                           99
Excess of fair value above cost of ESOP stock
   committed for release                                                                                 1,139
Excess of fair value above cost of earned portion
   of RRP stock
Tax benefit of RRP shares awarded and options                                                              492
   exercised                                                                                               227
                                                        ------------------------------------------------------
Balance at December 31, 1997                              $   (529)      $   (566)      $   --        $179,034
Net income                                                                                              15,138
Dividends paid at $.055 per share                                                                       (1,441)
Exercised stock options                                                                                    729
Change in unrealized gain  on available-for-sale
  securities, net of tax effect of ($1,077)                                                             (1,543)
ESOP stock committed for release                               108                                         108
Earned portion of RRP plan                                                     85                           85
Excess of fair value above cost of ESOP stock                                                              559
   committed for release
Excess of fair value above cost of earned portion
   of RRP stock                                                                                            258
Treasury stock purchased 60,300 shares                                                   (1,003)        (1,003)
                                                        ------------------------------------------------------
Balance at September 30, 1998                             $   (421)      $   (481)      $(1,003)      $191,924
                                                        ======================================================

See accompanying notes to consolidated financial statements.
All share and per share data have been restated to give effect for the 3 for 1 stock split on November 18, 1997.

                     HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                     Nine Months Ended September 30,
                                                                           1998             1997
                                                                      -----------      ----------
Cash flows from operating activities:
  Net Income                                                            $  15,138       $  15,032
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                               1,970             457
    Net depreciation, amortization, and accretion                           5,530           2,330
    Increase in loans held for sale                                        (5,741)         (1,031)
    Net gain on sales of interest earning assets                           (7,825)         (5,449)
    Gain on sale of foreclosed real estate                                     (5)            (24)
    Equity (income)/losses from joint ventures                               (110)             57
    Increase in accrued interest receivable                                (3,257)         (2,613)
    Increase in accrued interest payable                                    9,140           6,722
    Amortization of intangibles                                             1,860           1,787
    Earned ESOP shares                                                        667             921
    Earned RRP shares                                                         343             352
    Provision for deferred income taxes                                    (1,786)            239
    Decrease in income taxes receivable                                     8,910           4,677
    Other, net                                                              1,181          (4,810)
                                                                        ---------       ---------
  Net cash provided by operating activities                                26,015          18,647
                                                                        ---------       ---------

Cash flows from investing activities:
 Proceeds from maturities and principal reductions of marketable securities:
         Held to maturity                                                   1,032          10,750
         Available-for-sale                                               298,116          20,485
 Proceeds from sales of marketable securities available for sale          444,207         495,432
 Purchase of marketable securities available for sale                    (846,570)       (756,253)
 Loans sold                                                                95,594          49,824
 Net increase in loan originations less principal payments on
     loans                                                               (187,319)       (109,119)
 Purchase of loan servicing rights                                         (2,101)           (781)
 Investment in real estate held for investment                               (169)             45
 Proceeds from payments on real estate held for investment                    235             182
 Purchases of premises and equipment                                       (3,183)         (4,390)
 Cash proceeds received from the sale of foreclosed real
    estate                                                                    905             759
 Payments for holding company formation                                      --               (92)
                                                                        ---------       ---------
      Net cash used in investing activities                             $(199,253)      $(293,158)
                                                                        ---------       ---------

See accompanying notes to the consolidated financial statements.

                     HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)
                                   (continued)


                                                            Nine Months Ended September 30,
                                                                1998             1997
                                                              ---------       ---------
Cash flows from financing activities:
   Net decrease in deposits                                   $ (32,763)      $(45,232)
   Net increase in other borrowings                             225,318        365,678
   Net decrease in escrow                                        (5,152)        (3,910)
   Cash dividends                                                (1,441)        (1,110)
   Payments to acquire treasury stock                            (1,003)          --
   Proceeds from the exercise of stock options                      729            442
                                                               ---------      --------
   Net cash provided by financing operations                    185,688        315,868
                                                               ---------      --------
  Net increase in cash and cash equivalents                      12,450         41,357

Cash and cash equivalents at beginning of period                 24,466         29,693
                                                               ---------      --------
Cash and cash equivalents at end of period                     $ 36,916       $ 71,050
                                                               =========      ========

Supplemental disclosures:
Cash paid during the years for:

   Interest on deposits, advances and other borrowings
        (includes interest credited to deposit accounts)       $ 66,305        $52,663
   Income taxes                                                   3,106          7,638

Cash received during the years for:
  Income tax refunds                                           $  3,984        $    --

Non-cash investing activities:
  Transfer from loans to foreclosed real estate                $  1,316        $   516



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

     The accompanying interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of interim periods have been made. Operating results for the nine month period ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998, or any other interim period.

     The accounting policies followed in the presentation of interim financial results are consistent with those followed on an annual basis. These policies are presented on pages 36 through 38 of the 1997 Annual Report to Stockholders.


(2) Marketable Securities

         Marketable Securities consist of the following as of the date indicated:

                                               September 30,        December 31,
                                                   1998                 1997
                                               --------------       ------------
Held-to-maturity, at amortized cost                $     --          $   96,412
                                                   ----------        ----------
Available-for-sale, at amortized cost               1,291,621         1,085,214
Available-for-sale, net unrealized gain                14,948            17,568
                                                   ----------        ----------
Available-for-sale, at fair value                   1,306,569         1,102,782
                                                   ----------        ----------
     Total marketable securities                   $1,306,569        $1,199,194
                                                   ==========        ==========



In January 1998, the remaining held-to-maturity portfolio with a book value of $96.4 million was transferred to the available-for-sale segment of the portfolio and $63.0 million of the amount transferred was subsequently sold for a gain of $1.4 million. The market value of these securities at time of transfer was $97.5 million. The sale of these securities was executed in order to improve the Registrant's interest rate risk profile and to align the portfolio with the Registrant's current investment strategies. Under generally accepted accounting principles, the sale of these securities eliminated the Registrant's ability to use the held-to-maturity classification of securities for a period of at least two years.

                     HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
          (All dollar amounts presented in the tables are in thousands)
                                   (Unaudited)


(3) Other Borrowings

     The following table presents the composition of the Registrant's other borrowings as of the dates indicated.


                                            September 30,          December 31,
                                                1998                  1997
                                            -------------          ------------
FHLB advances                                  $  720,643              $575,440
Repurchase agreements                             358,158               277,548
ESOP loan                                             495                   990
                                               ----------              --------
  Total other borrowings                       $1,079,296              $853,978
                                               ==========              ========


(4) Treasury Stock Repurchase Program

     On February 27, 1998, the Registrant received authorization from the Pennsylvania Department of Banking to repurchase 450,000 shares of its outstanding common stock at the prevailing market price at time of repurchase. Repurchase of shares must be completed within one year of the program's authorization date. The approval may be extended for one year if a written request for extension is received by the Pennsylvania Department of Banking before February 29, 1999. As of September 30, 1998, 60,300 shares have been repurchased under this program at a cost of $1,003,000.

                     HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
          (All dollar amounts presented in the tables are in thousands)
                                   (Unaudited)

(5) New Accounting Standards

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

(6)   Commitments and Contingent Liabilities

     In the ordinary course of business, the Registrant makes commitments to extend letters of credit to its customers. On September 30, 1998, and December 31, 1997, standby letters of credit issued and outstanding amounted to $4,210,000 and $2,281,000 respectively. These letters of credit are not reflected in the accompanying financial statements. Management does not anticipate any significant losses as a result of these transactions.

     At September 30, 1998, the Registrant has $79,584,000 in unused line of credit commitments extended to its customers, $45,005,000 of undistributed funds on construction loans and $71,160,000 of loan origination commitments.

                     HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
          (All dollar amounts presented in the tables are in thousands)
                                   (Unaudited)

(7) Earnings per share

     On October 21, 1997, the Board of Directors of the Registrant declared a 3 for 1 stock split to be effected in the form of a dividend to stockholders of record as of November 4, 1997, and payable on November 18, 1997. All share and per share information in this report has been restated to reflect the stock split as if it had been in effect during all periods presented.

     The following table shows the reconciliation of earnings per share to basic earnings per share and diluted earnings per share.



             (The balance of this page is left intentionally blank.)

                     HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
         (All dollar amounts presented in the tables are in thousands)
                                   (Unaudited)

(7) Earnings per share (continued)


                                                          Income        Shares    Per Share
For the nine months ended September 30, 1998                                        Amount
                                                       -------------------------------------
Basic earnings per share
 Income available to common shareholders               $15,138,000    33,945,961     $0.45
                                                       -------------------------------------
 Options held by management and directors                                300,360
Diluted earnings per share                             -------------------------------------
 Income available to common shareholders
 plus assumed conversion                               $15,138,000    34,246,321     $0.44
For the nine months ended September 30, 1997           =====================================
Basic earnings per share
 Income available to common shareholders               $15,032,000    33,735,660     $0.45
                                                       -------------------------------------
 Options held by management and directors                                296,682
                                                       -------------------------------------
Diluted earnings per share
 Income available to common shareholders
 plus assumed conversion                               $15,032,000    34,032,342     $0.44
                                                       =====================================

                                                          Income        Shares    Per Share
                                                                                    Amount
For the three months ended September 30, 1998          -------------------------------------
Basic earnings per share
 Income available to common shareholders               $ 4,914,000    33,977,091     $0.14
                                                       -------------------------------------
 Options held by management and directors                                286,482
                                                       -------------------------------------
Diluted earnings per share
 Income available to common shareholders
 plus assumed conversion                               $ 4,914,000    34,263,573     $0.14
                                                       =====================================
For the three months ended September 30, 1997
Basic earnings per share
 Income available to common shareholders               $ 5,258,000    33,806,430     $0.16
                                                       -------------------------------------
 Options held by management and directors                                351,612
                                                       -------------------------------------
Diluted earnings per share
 Income available to common shareholders
 plus assumed conversion                               $ 5,258,000    34,158,042     $0.15
                                                       =====================================

                     HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
          (All dollar amounts presented in the tables are in thousands)
                                   (Unaudited)

(8) Reorganization

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

(9) Comprehensive Income

     On January 1, 1998, the Registrant adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income, as defined by SFAS 130, is the total of net income and all other nonowner changes in equity. Total comprehensive income for the nine months ended September 30, 1998, and 1997 was $13.6 million and $19.7 million, respectively. Total comprehensive income for the three months ended September 30, 1998, and 1997 was $4.4 million and $8.7 million, respectively. The difference between net income and comprehensive income for the above periods is due to unrealized gains and losses on available for sale securities.

(10) Planned Stock Offering

     On June 30, 1998, the Registrant filed a Registration Statement on Form S-3 with the SEC to register its planned sale of 2,000,000 shares of its common stock ("the Offering"). The Registrant is a majority-owned subsidiary of the Mutual Company, a Pennsylvania-chartered mutual holding company, which as of June 30, 1998, owned 25,500,000 shares or 75.1% of the 33,964,950 outstanding shares of common stock. At the conclusion of the Offering, the Mutual Company will contribute to the Registrant 2,000,000 shares of common stock, and the total number of shares of common stock owned by the Mutual Company will decrease to 23,500,000, or 69.2% of the June 30, 1998 outstanding shares. The Registrant will cancel the contributed shares and issue 2,000,000 shares of common stock. Accordingly, the Offering will not result in a change in the number of issued and outstanding shares of common stock. At the conclusion of the Offering, if consummated, the total number of shares sold in the Offering (and contributed to the Registrant by the Mutual Company) may be increased by up to 15%, at the discretion of the Registrant and the Mutual Company. On September 4, 1998, the Registrant suspended the Offering and re-instituted its stock repurchase program which had been suspended until after the conclusion of the Offering. This decision was predicated on recent volatility in the financial markets and its impact on the Registrant's stock price. The Registrant will continue to position itself to gain regulatory approval for a future offering. The decision to pursue this option will be based on future market conditions, financial factors, and the Registrant's strategic direction.

                     HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
          (All dollar amounts presented in the tables are in thousands)
                                   (Unaudited)

(11) Dividend Waivers by the Mutual Holding Company

     The Mutual Company has generally waived the receipt of dividends declared by the Bank, or, subsequent to the Two-Tier Reorganization, dividends paid by the Registrant. The Mutual Company has not been required to obtain approval of the Federal Reserve Bank (the "FRB" ) prior to any such waiver, and through the date hereof has not sought or received FRB approval of any such waiver. In connection with the FRB and Federal Deposit Insurance Corporation (the "FDIC") approvals of the Bank's acquisition of First Harrisburg Bancor, Inc. and its wholly owned subsidiary, First Federal Savings and Loan Association of Harrisburg ("First Federal"), the Bank and the Mutual Company made several commitments to the FDIC and the FRB regarding the waiver of dividends by the Mutual Company. These commitments include the following: (i) Any dividends waived by the Mutual Company shall be taken into account in any valuation of the Bank and the Mutual Company, and factored into the calculation used in establishing a fair and reasonable basis for exchanging Bank shares for holding company shares in any subsequent conversion of the Mutual Company to stock form;
(ii) Dividends waived by the Mutual Company shall not be available for payment to or the value thereof transferred to Minority Stockholders by any means including through dividend payments or at liquidation; (iii) Beginning five years after April 19, 1996, the date of consummation of the Bank's acquisition of First Federal, the Mutual Company will make prior application to and shall receive the approval of the FRB prior to waiving any dividends declared on the capital stock of the Bank, and the FRB shall have the authority to approve or deny any dividend waiver request in its discretion, and after such date such application may be made on an annual basis with respect to any year in which the Mutual Company intends to waive dividends paid by the Bank; (iv) After April 19, 1996, the date of consummation of the Bank's acquisition of First Federal, the amount of waived dividends that are identified as belonging to the Mutual Company shall not be available for payment to, or the value transferred to, Minority Stockholders, either through dividend payments, upon the conversion of the Mutual Company to stock form, upon the redemption of shares of the Bank, upon the Bank's issuance of additional shares, at liquidation, or by any other means; (v) The Mutual Company shall notify the FRB of all such transactions and will make available to the FRB such information as the FRB determines to be appropriate; (vi) The Bank will take into account when setting its dividend rate the declaration rate in relation to net income and the rate's effect on the Bank's ability to issue capital; and (vii) The dividend rate will be reasonable and sustainable upon a full conversion to stock form of the Mutual Company;
(viii) In the event that the FRB adopts regulations regarding dividends waivers by mutual holding companies, the Mutual Company will comply with the applicable requirements of such regulations. After the completion of the two-tier reorganization, the commitments became applicable to dividends paid by the Registrant that are waived by the Mutual Company. If the Mutual Company decides that it is in its best interest to waive the right to receive a particular dividend to be paid by the Registrant, and, if necessary, the FRB approves such waiver, then the Registrant pays such dividend only to Minority Stockholders, and the amount of the dividend waived by the Mutual Company is treated in the manner described above. The Mutual Company's decision as to whether or not to waive a particular dividend depends on a number of factors, including the Mutual Company's capital needs, the investment alternatives available to the Mutual Company as compared to those available to the Registrant, and the receipt of required regulatory approvals. There can be no assurance that (i) after the Offering the Mutual Company will waive dividends paid by the Registrant, (ii) the FRB will approve any dividend waivers by the Mutual Company after April 2001, or (iii) the terms that may be imposed by the FRB on any dividend waiver will be favorable to Minority Stockholders. As of the date hereof, the Mutual Company has waived the right to receive all dividends paid by the Bank and the Registrant. As of April 19, 1996, the Mutual Company had waived $9.1 million of dividends declared by the Bank, and through September 30, 1998, had waived a total of $20.9 million of dividends paid by the Bank and the Registrant.

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

 (a) Results of Operations

     Net Income or Loss The net income for the nine month period ending September 30, 1998, was $15,138,000. This represented an increase of $106,000 or .7% from the $15,032,000 net income figure reported during the comparable nine month period ending September 30, 1997. For the three month period ending September 30, 1998, net income was $4,914,000 which was $344,000 or 6.5% less than the net income figure of $5,258,000 for the comparable period in 1997.

     Net Interest Income HFI's primary source of revenue is net interest income, which represents the difference between interest income generated by earning assets and the interest expense of deposits and external funding sources. Furthermore, net interest income is significantly dependent on the volume and composition of earning assets and interest earning liabilities as well as the yield/cost of interest earning assets/liabiltiies.

     Net interest income, on a tax equivalent basis, totaled $44,811,000 for the nine months ended September 30, 1998, which represents an increase of $6,129,000 or 15.8%, from the $38,682,000 of net interest income recorded in the nine month period ended September 30, 1997. The primary factor for the increase is a $360.1 million increase in total average earning assets to $2.234 billion during the year to date period ending September 30, 1998, as compared to $1.874 billion recorded during the same period ending September 30, 1997.

     For the nine months ended September 30, 1998, the yield on interest earning assets stood at 7.42%. This represents an 11 basis point decrease from the 7.53% yield reported for the nine month period ended September 30, 1997. During this same period, the cost of funds dropped 13 basis points to 5.04% for the period ending September 30, 1998, versus 5.17% for the nine months ended September 30, 1997. Consequently, the interest spread (difference between the yield on assets minus the cost of funds) increased 2 basis points to 2.38% for the nine period ending September 30, 1998, versus 2.36% for the comparable period ending September 30, 1997. Part of this improvement is attributable to higher yields on the mortgage loan portfolio which reflect the effect of higher prepayments that accelerated the recognition of deferred loan fees and will temporarily boost mortgage yields. The second factor contributing to the increased spread is the recognition of higher yields on the commercial loan portfolio. These trends helped offset the decline in market rates that impacted the remaining yield on interest earning assets.

     Net interest income (on a tax equivalent basis) was $15,004,000 for the three months ended September 30, 1998.

     This figure represents an increase of $1,697,000, or 12.8%, from the $13,307,000 of net interest income recorded in the three month period ended September 30, 1997. This increase primarily reflects the impact of a $278.4 million increase in total average earning assets to $2.301 billion during the three month period ended September 30, 1998, as compared to $2.023 billion recorded during the same quarter ending September 30, 1997. The changes in balance sheet mix and developments in the financial market which occurred during the three month period ending September 30, 1998, were generally consistent with those described for the nine month period ended September 30, 1998.

     The Registrant continues to use wholesale funding sources to support an investment leveraging strategy and mitigate the impact of the decline of time deposits. During the nine month period ending September 30, 1998, total deposits declined $32.8 million while other borrowings increased by $225.3 million. The strategy relies on wholesale funding to support a redeployment of capital generated from ongoing operations (leveraging) into an interest earning capacity, via the investment portfolio. The objective of this strategy is to increase the absolute dollar amount of interest income. However, this strategy also serves to decrease the Registrant's net interest margins. There are higher marginal cost of funds associated with external borrowings than with core deposits. These factors are reflected in the net interest margin decline of 8 basis points to the 2.67% yield for the nine months ending September 30, 1998, versus the 2.75% yield for the comparable period ending September 30, 1997. In addition, the previously mentioned factors contributed to the 2 basis point decline in the net interest margin to 2.61% for the three months ending September 30, 1998, versus 2.63% for the comparable period ending September 30, 1997.

     The following table summarizes the impact of the leveraging strategy on the Return on Average Assets (ROAA) and Net Interest Margin (NIM) for the nine month and three month periods ending September 30, 1998, and September 30, 1997, respectively.




                      Comparison of Financial Performance
                 with and without a Capital Leveraging Strategy

                             (All figures in 000's)

                                                    With         Without     Difference in
Nine month period ending September 30, 1998      Leveraging    Leveraging    Basis Points
-------------------------------------------      ----------    ----------    -------------
 Return on Average Assets                           0.87%         0.77%          10
 Net Interest Margin                                2.67%         3.46%         (79)

Three month period ending September 30,1998
-------------------------------------------
 Return on Average Assets                           0.82%         0.67%          15
 Net Interest Margin                                2.61%         3.37%         (76)

Nine month period ending September 30,1997
------------------------------------------
 Return on Average Assets                           1.03%         1.03%          --
 Net Interest Margin                                2.75%         3.35%         (60)

Three month period ending September 30, 1997
--------------------------------------------
 Return on Average Assets                           1.01%         1.03%          (2)
 Net Interest Margin                                2.63%         3.28%         (65)


Table 1 on the following pages presents the Registrant's average asset and liability balances, interest rates, interest income, and interest expense for the nine month periods and three month periods ended

September 30, 1998, and September 30, 1997, respectively.

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

TABLE 1 - Average Balance Sheets, Rate, and Interest Income and Expense Summary
          (All figures In 000's)


                                                                                   For the nine months ended,
                                                     -------------------------------------------------------------------------------
                                                                   September 30, 1998                      September 30, 1997
                                                     -------------------------------------------------------------------------------
                                                        Average       (1)(2)      Average        Average       (1)(2)      Average
                                                        Balance      Interest    Yield/Cost      Balance       Interest   Yield/Cost
                                                     ----------------------------------------  -------------------------------------
                                                                                (Dollar amounts in thousands)
Assets:
 Interest Bearing assets:
    Mortgage Loans, net (1)                          $  572,775    $ 36,165         8.42%      $  558,887     $ 34,515       8.23%
    Commercial loans                                    123,113       7,966         8.63%          73,070        4,364       7.96%
    Direct consumer loans                               157,101       8,947         7.59%         153,884        8,972       7.77%
    Indirect consumer loans                              85,931       5,920         9.19%          83,155        5,813       9.32%
    Marketable Securities - Taxable                   1,148,568      56,833         6.60%         871,035       44,793       6.86%
    Marketable Securities - Taxfree (2)                 113,860       7,058         8.27%         100,932        6,258       8.27%
    Other interest earning assets                        32,703       1,493         6.09%          33,032        1,153       4.65%
                                                    -----------    --------                    ----------     --------
 Total interest-earning assets                        2,234,051     124,382         7.42%       1.873,995      105,868       7.53%
                                                                   --------                                   --------
 Noninterest-earning assets                              80,057                                    63,428
                                                     ----------                                ----------
 Total assets                                        $2,314,108                                $1,937,423
                                                     ==========                                ==========
 Liabilities and stockholders' equity
   Interest bearing liabilities: -
    Savings deposits                                 $  149,931    $  2,573         2.29%      $  146,971        3,024       2.74%
    Time deposits                                       723,361      30,032         5.54%         791,717       33,021       5.56%
    NOW and money market deposits                       251,655       5,321         2.82%         191,814        4,838       3.36%
    Escrow                                               10,266          72         0.94%           8,454          101       1.59%
    Borrowed Funds                                      968,342      41,573         5.72%         593,324       26,202       5.89%
                                                     ----------    --------                    ----------     --------
   Total interest bearing liabilities                $2,103,555      79,571         5.04%      $1,732,280       67,186       5.17%
                                                                   --------                                   --------
   Non interest bearing liabilities                      25,504                                    45,567
                                                     ----------                                ----------
   Total liabilities                                  2,129,059                                 1,777,847
   Stockholders' equity                                 185,049                                   159,576
                                                     ----------                                ----------
   Total liabilities and stockholder equity          $2,314,108                                $1,937,423
                                                     ==========                                ==========
   Net interest income
    before provision for loan loss                                 $ 44,811                                   $ 38,682
                                                                   ========                                   ========
 Interest rate spread (3)                                                           2.38%                                    2.36%
 Net interest-earning assets                         $  130,496                                $  141,715
                                                     ==========                                ==========
 Net interest margin (4)                                                            2.67%                                    2.75%
 Ratio of interest earning assets to
  interest bearing liabilities                             1.06                                      1.08
                                                     ==========                                ==========


(1) Includes income recognized on deferred loan fees of $2,001,000 and $805,000 for the 1998 and 1997 periods, respectively

(2) Interest income and yields are shown on a tax equivalent basis using an effective tax rate of 35%.

(3) Represents the difference between the average yield on interest-earning assets and the average cost on interest bearing liabilities.

(4) Represents the annualized net interest income before the provision for loan losses divided by average interest earning assets.

TABLE 1 - Average Balance Sheets, Rate, and Interest Income and Expense Summary
         (All figures In 000's)

                                                                                   For the quarter ended,
                                                     -------------------------------------------------------------------------------
                                                                   September 30, 1998                      September 30, 1997
                                                     -------------------------------------------------------------------------------
                                                        Average       (1)(2)      Average        Average       (1)(2)      Average
                                                        Balance      Interest    Yield/Cost      Balance       Interest   Yield/Cost
                                                     ----------------------------------------  -------------------------------------
                                                                                (Dollar amounts in thousands)
Assets:
   Interest Bearing assets:
   Mortgage Loans, net (1)                          $  578,206          $11,780    8.15%        $  565,994     $11,619       8.21%
   Commercial loans                                    152,961            3,163    8.27%            83,876       1,628       7.76%
   Direct consumer loans                               160,516            3,086    7.69%           155,594       3,192       8.21%
   Indirect consumer loans                              82,949            2,014    9.71%            86,061       2,017       9.37%
   Marketable Securities - Taxable                   1,190,582           19,526    6.56%           988,455      17,035       6.89%
   Marketable Securities - Taxfree (2)                 114,548            2,347    8.20%           108,745       2,242       8.25%
   Other interest earning assets                        21,562              308    5.71%            34,151         429       5.02%
                                                    ----------          -------                 ----------     -------
 Total interest-earning assets                       2,301,324           42,224    7.34%         2,022,876      38,162       7.55%
                                                                        -------                                -------
 Noninterest-earning assets                             84,424                                      64,301
                                                    ----------                                  ----------
 Total assets                                       $2 385,748                                  $2,087,177
                                                    ==========                                  ==========
Liabilities and stockholders' equity
 Interest bearing liabilities:
  Savings deposits                                  $  147,024          $   692    1.88%        $  146,770     $ 1,020       2.78%
  Time deposits                                        706,804            9,848    5.57%           777,281      10,979       5.65%
  NOW and money market deposits                        264,476            1,784    2.70%           196,042       1,686       3.44%
  Escrow                                                 8,865               37    1.67%             8,003          32       1.60%
  Borrowed Funds -                                   1,042,519           14,859    5.70%           746,981      11,138       5.96%
                                                    ----------          -------                 ----------     -------
 Total interest bearing liabilities                  2,169,688           27,220    5.02%         1,875,077      24,855       5.30%
                                                                        -------                                -------
 Non interest bearing liabilities -                     26,239                                      45,878
                                                    ----------                                  ----------
 Total liabilities                                   2,195,927                                   1,920,955
 Stockholders' equity -                                189,821                                     166,222
                                                    ----------                                  ----------
 Total liabilities and shareholders' equity         $2,385,748                                  $2,087,177
                                                    ==========                                  ==========
Net interest income before
 provision for loan losses                                              $15,004                                $13,307
                                                                        =======                                =======
Interest rate spread (3)                                                          2.32%                                      2.25%
Net interest-earning assets                         $  131,636                                   $ 147,799
                                                    ==========                                   =========
Net interest margin (4)                                                           2.61%                                      2.63%
Ratio of interest earning assets to
 interest-bearing liabilities                             1.06                                        1.08
                                                    ==========                                   =========





(1) Includes income recognized on deferred loan fees of $418,000 and $311,000 for the 1998 and 1997 periods, respectively.

(2) Interest income and yields are shown on a tax-equivalent basis using an effective tax rate of 35%.

(3) Represents the difference between the average yield on interest earning assets and the average cost on interest bearing liabilities.

(4) Represents the annualized net interest income before provision for loan loss divided by average interest earning assets.

Provision for Loan Losses The Registrant recognized a provision for loan loss of $1,970,000 for the nine months ended September 30, 1998. This represents an increase of $1,513,000 over the provision recorded for the nine months ending September 30, 1997. The increase in the provision has resulted from a significant increase in the Registrant's commercial loan portfolio over the past year and which has lead to a significant increase in charge-off activity in the portfolio. The Registrant has determined the necessary reserve by analyzing specifically identified problem loans and assigning a reserve and considering the impact of increased charge-off activity on the realizable asset value of the existing loan portfolio.

Noninterest Income Noninterest income totaled $12,178,000 for the nine months ending September 30, 1998. This represents an increase of $1,150,000, or 10.4%, from the $11,028,000 recorded in the nine months ended September 30, 1997. This increase is predicated on several different factors. The primary reason was a $3,549,000 net gain on the sale of loans in the nine months ending September 30, 1998. The gain is a $2,005,000 increase over the $1,544,000 gain reported in the comparable nine month period ending in 1997. This income recognition was triggered by favorable market rates and opportunities to reposition segments of the balance sheet to meet HFI's Asset Liability Management (ALM) objectives. Secondly, service charges on deposits generated $1,976,000, or a $789,000 increase over the prior nine month period ending September 30, 1997, figure of $1,187,000. This trend is attributable to the Registrant's strategy of emphasizing growth in transaction accounts and the associated fees for transaction accounts. Third, ATM Fees registered $1,079,000 for the nine months ending September 30, 1998. This was a $636,000 increase over the $443,000 reported for the nine months ending September 30, 1997. This increase reflects the impact of an expanding ATM network, higher transaction levels and the inception of surcharging. Offsetting these increases was a $1,421,000 decline in net servicing income to the year to date September 30, 1998, figure of $195,000 from the year to date September 30, 1997, figure of $1,616,000. This decrease is caused by the prepayment of loan balances and the corresponding acceleration of the amortization of the loan servicing rights carried on the Registrant's balance sheet. This expense is an offset to the income stream generated by loan servicing. The income stream is also impacted by prepayments which reduce the total amount of fee income paid by FNMA and Freddie Mac to the Registrant. For the nine months ending September 30, 1998, gross servicing income equalled $2,618,000 which was offset by $2,423,000 for the amortization of loan servicing rights. This produced a net servicing income figure of $195,000. For the nine months ending September 30, 1997, gross servicing income totalled $2,711,000, while the amortization of loan servicing rights created a $1,095,000 offset. The final result is net servicing income equalling $1,616,000 for the nine month time period. Finally, other income was $540,000 for the nine months ending September 30, 1998. This figure was $1,188,000 less than the $1,728,000 reported for the nine month period ending September 30, 1997. In the third quarter of 1997, the Registrant recorded a $1,556,000 pretax recovery from a $4,205,000 fraud loss associated with a mortgage brokerage company. The loss was recorded in the second quarter of 1996.

Noninterest income equalled $4,198,000 for the three months ending September 30, 1998. This is a $112,000 or 2.6% decrease from the $4,310,000 reported in the comparable period ending September 30, 1997. The explanation for this decrease is the partial recovery of a mortgage brokerage company loss. During the three months ending September 30, 1998, gross servicing income equalled $908,000 which was offset by $893,000 for the amortization of loan servicing rights. This produced a net servicing income figure of $15,000. The reasons for the increase in the amortization of loan servicing rights for the three month period ending September 30, 1998, were also specified in the preceding paragraph. For the three month period ending September 30, 1997, gross servicing income totalled $910,000, while the amortization of loan servicing rights produced a $380,000 reduction to gross servicing income. The final result is net servicing income equalling $530,000 for the three month period ending September 30, 1997. However, these decreases were offset by the following developments. Gains on the sale of loans, net produced a $742,000 increase ($1,481,000 versus $739,000) for the three month period ending September 30, 1998, over September 30, 1997. In addition, gain on the sale of securities, net increased $594,000 ($1,306,000 versus $712,000). These trends are attributable to the ALM strategy detailed in the preceding paragraph. Finally, service charges on deposits totalled $740,000 for the quarter ended September 30, 1998, a $279,000 increase from the $461,000 reported for the comparable quarter ended September 30, 1997. This change reflects the Registrant's increased emphasis on generating transaction accounts and the corresponding fee income from these accounts.

Noninterest Expense Noninterest expense totaled $31,078,000 for the nine month period ending September 30, 1998. This is an increase of $6,348,000, or 25.7%, from the $24,730,000 reported for the nine month period ending September 30, 1997. The increase in noninterest expense was caused, primarily, by a $3,846,000 increase in salary and benefit expense ($16,531,000 for the nine months ending September 30, 1998, versus $12,685,000 for the nine months ending September 30,
1997). This increase represents salary expenditures for the acquisition of staff to support the Registrant's transition to a full service community bank. In addition, the Registrant recognized other expenses of $6,403,000 for the nine month period ending September 30, 1998; representing a $1,501,000 increase in other expenses over the $4,902,000 incurred during the nine month period ending September 30, 1997. A significant portion of the increase represents additional loan and deposit support activity and consulting costs incurred in the three month period ending March 31, 1998. These costs were incurred after the conversion to the new mainframe computer system in November 1997. Equipment expense was $2,331,000 for the nine month period ending September 30, 1998. This represents an $859,000 increase over the $1,472,000 figure for the comparable period ending September 30, 1997. The increase is attributable to higher depreciation expense for the new mainframe computer system installed in November 1997. The full impact of the additional depreciation expense will not be experienced until the end of the 1998 fiscal year .

Noninterest expense was $10,856,000 for the three month period ending September 30, 1998. This is an increase of $2,018,000, or 22.8%, from the $8,838,000 reported for the three month period ending September 30, 1997. Salary and benefit expense was $5,835,000 for the three month period ending September 30, 1998, versus the $4,553,000 for the three month period ending September 30, 1997. The $1,282,000 increase is attributable to the staff expenditures detailed in the preceding paragraph. Other expense was $2,267,000 for the three month period ending September 30, 1998. This represents an increase of $415,000 from the $1,852,000 reported for the three month period ending September 30, 1997 and resulted primarily for the reason described in the preceding paragraph. Additionally, equipment expense totaled $838,000 for the three month period ending September 30, 1998, a $277,000 increase from the $561,000 figure for the comparable period ending September 30, 1997. The reason for this increase is the additional depreciation expense associated with the November 1997 mainframe computer conversion.

Provision for Income Taxes Corporate income tax expense equalled $6,332,000 for the nine month period ended September 30, 1998, generating an effective tax rate of 29.5% on pretax income of $21,470,000. This is a decrease of $969,000 from the $7,301,000 of corporate tax expense, resulting in an effective tax rate of 32.7% on pretax income of $22,333,000, recorded during the nine month period ended September 30, 1997. The decrease in the effective tax rate is the result of the Registrant's heightened focus on increasing tax exempt sources of income.

Income tax expense totaled $2,040,000 (effective tax rate of 29.3%) for the three months ended September 30, 1998. This represents a $542,000 decrease from the tax expense of $2,582,000 (effective tax rate of 32.9%) recorded for the three month period ending September 30, 1997. These changes are indicative of increases in tax exempt sources of income in the loan portfolio which reflect a recent emphasis on providing intermediate to long term capital project financing to local municipalities and school districts.

Stockholders' Equity Stockholders' equity totaled $191.9 million and $179.0 million at September 30, 1998, and December 31, 1997, respectively. Stockholders' equity amounted to 7.9% of total assets equalling $ 2.420 billion as of September 30, 1998, compared to 8.1% on total assets of $2.207 billion at December 31, 1997.

The increase in stockholders' equity of $12.9 million or 7.2% in the nine months ended September 30, 1998, resulted mainly from $15.1 million in net income and $.7 million due to exercised stock options. Offsetting these increases is a $1.5 million decline in the market value, net of tax effect, of the available-for-sale securities portfolio and $1.4 million in dividends paid. In addition, the Registrant purchased $1.0 million in treasury shares which was partially offset by $.8 million increase in the excess of fair value of ESOP stock committed for release and the excess fair value of the cost of the earned portion of the Recognition and Retention Plan (RRP) stock.

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


                                                                      Minimum                   Minimum
                                                                    Requirement               Requirement
                                                                    for Capital             to be "Well Cap-
HARRIS FINANCIAL, INC.                       Actual                  Adequacy                  italized"
As of  September 30, 1998              Amount     Ratio          Amount      Ratio         Amount     Ratio
-------------------------              ------     -----          -------     -----         ------     -----
  Total Capital
    (to Risk Weighted Assets)         $174,855    12.5%         $111,821      8.0%        $139,777    10.0%
 Tier 1 Capital
   (to Risk Weighted Assets)           165,199    11.8%           55,911      4.0%          83,866     6.0%
 Tier 1 Capital
   (to Avg. Assets) .........          165,199     7.0%           94,301      4.0%         117,876     5.0%

As of December 31, 1997
  Total Capital
    (to Risk Weighted Assets)         $157,520    13.7%         $ 91,979      8.0%        $114,973    10.0%
 Tier 1 Capital
   (to Risk Weighted Assets)           148,906    13.0%           45,989      4.0%          68,984     6.0%
 Tier 1 Capital
(to Avg. Assets) ............          148,906     7.5%           80,649      4.0%         100,811     5.0%

     The following table provides a comparison of the Bank's risk-based capital ratios and leverage ratio to the minimum regulatory requirements for the period indicated.


                                                                      Minimum                   Minimum
                                                                    Requirement               Requirement
                                                                    for Capital             to be "Well Cap-
HARRIS FINANCIAL, INC.                      Actual                   Adequacy                  italized"
As of  September 30, 1998              Amount     Ratio          Amount      Ratio         Amount     Ratio
-------------------------              ------     -----          -------     -----         ------     -----
  Total Capital
    (to Risk Weighted Assets)         $164,987    11.9%         $111,242      8.0%        $139,053    10.0%
 Tier 1 Capital
   (to Risk Weighted Assets)           155,332    11.2%           55,621      4.0%          83,432     6.0%
 Tier 1 Capital
   (to Avg. Assets)                    155,332     6.6%           93,936      4.0%         117,419     5.0%

As of December 31, 1997
  Total Capital
    (to Risk Weighted Assets)         $147,533    12.9%          $91,474      8.0%        $114,343    10.0%
 Tier 1 Capital
   (to Risk Weighted Assets)           138,919    12.1%           45,737      4.0%          68,606     6.0%
 Tier 1 Capital
   (to Avg. Assets)                    138,919     7.0%           80,558      4.0%         100,697     5.0%



     During the month of September 1998, the Registrant adhered to the 6.5% Tier 1 minimum stipulated by the Pennsylvania Department of Banking ("Department"). This minimum threshold was a condition required by the Department for the Treasury Stock Repurchase Program that was approved on February 27, 1998.

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

Marketable securities, excluding cash, totaled $1,306.6 million and $1,199.2 million at September 30, 1998, and December 31, 1997, respectively. Total marketable securities increased $107.4 million, or 9.0%, during the first nine months of 1998.

Table 2 on the following page presents the composition of the Registrant's marketable securities portfolio as of September 30, 1998, and December 31, 1997, respectively.


                (Balance of this page left intentionally blank.)

TABLE 2 - Composition of Marketable Securities Portfolios (All figures in 000's)

The following table sets forth certain information regarding the amortized cost and fair values of the Registrant's marketable securities portfolio at September 30, 1998 and December 31, 1997.






                                          September 30, 1998        December 31, 1997
                                       -------------------------------------------------
                                        Amortized       Fair      Amortized       Fair
                                           Cost        Value        Cost         Value
                                       -------------------------------------------------
Held-to-maturity:
 U.S. Government and agencies          $       --   $       --   $   67,933   $   68,651
 Mortgage-backed securities:
   FNMA PC's                                   --           --        4,050        4,150
   Private Issue CMO's                         --           --       24,429       24,744
                                       ----------   ----------   ----------   ----------
 Total mortgage-backed securities              --           --       28,479       28,894
                                       ----------   ----------   ----------   ----------
 Total securities held-to-maturity     $       --   $       --   $   96,412   $   97,545
                                       ----------   ----------   ----------   ----------
Available-for-sale:
 U.S. Government and agencies          $  316,126   $  318,436   $  184,033   $  184,503
 Corporate bonds                          148,646      141,887       20,117       20,115
 Municipal obligations                    112,528      118,248      109,351      114,023
 FHLB stock                                37,290       37,290       30,027       30,027
 Equities (Common and Preferred)          117,954      128,012      116,802      124,790
 Asset backed securities                   33,804       34,661       24,551       24,837
 Mortgage-backed securities: -
   FHLMC PC's                               1,660        1,736        2,920        3,066
   FNMA CMO's                             146,652      147,753      151,067      152,433
   FHLMC CMO's                             98,445       98,832      272,927      274,281
 Private Issue CMO's                      278,516      279,714      173,419      174,707
                                       ----------   ----------   ----------   ----------
 Total mortgage-backed securities         525,273      528,035      600,333      604,487
                                       ----------   ----------   ----------   ----------
 Total securities available-for-sale    1,291,621   $1,306,569   $1,085,214   $1,102,782
                                       ----------   ----------   ----------   ----------
 Other interest-earning securities:
 FHLB daily Investment                 $    8,236   $    8,236   $   11,840   $   11,840
                                       ----------   ----------   ----------   ----------
 Total marketable securities and
  Interest bearing investments         $1,299,857   $1,314,805   $1,193,466   $1,212,167
                                       ==========   ==========   ==========   ==========

Loans Loans receivable, excluding the reduction for the allowance for loan losses, totaled $985.0 million and $899.1 million at September 30, 1998, and December 31, 1997, respectively. The increase of $85.9 million, or 9.6%, for the nine months ending September 30, 1998 reflects growth in commercial loans of $86.8 million. At the same time, first mortgage loans displayed a nine month increase of $2.5 million or .4%. However, these increases were offset by an decline of $3.3 million in consumer and other loans, for the nine month period ending September 30, 1998. These trends are the results of a strategy designed to enhance the Registrant's return on equity by repositioning the loan portfolio into higher yielding assets and the seasonal demand for mortgage lending that peaks in the third quarter.

Loan charge-offs, net of recoveries, totaled $929,000 for the nine month period ended September 30, 1998, compared to $318,000 for the twelve month period ended December 31, 1997. This difference is partially attributable to a $400,000 loss on a participated commercial loan during February 1998. Based on management's continuing review of the loan portfolio, and based on the increased charge-off activity, the Registrant recorded provisions for loan losses of $1,970,000 for the nine months ending September 30, 1998, and $610,000 for the 12 month period ending December 31, 1997.

The Registrant considers all loans that are delinquent 90 days or more with respect to principal and interest repayments to be in a non accrual status. Non accrual loans were $8,318,000 and $6,938,000 at September 30, 1998, and December 31, 1997, respectively. These amounts as a percentage of total loans receivable (including Loans held for sale, net), before deducting the Allowance for Loan Loss, equalled .83% and .76% at September 30, 1998, and December 31, 1997, respectively. During these time periods, the Registrant had no loans that were more than ninety days delinquent with respect to principal and interest on accrual status.

The Registrant conducts an external loan review to identify those loans which are considered performing and current with respect to payments of principal and interest but display an above normal risk of becoming non performing or requiring restructuring in the future. This review is conducted on a quarterly basis.

The allowance for loan losses totaled $9,655,000 and $8,614,000 at September 30, 1998, and December 31, 1997, respectively. Stated as a percentage of total loans receivable (including Loans held for sale, net), the allowance for loan losses amounted to .96% and .94% at September 30, 1998, and December 31, 1997, respectively.

Table 3 on the following page depicts the trend of charge-offs, recoveries, and provisions to the allowance for loan losses for the nine months ended September 30, 1998, and the year ended December 31, 1997, respectively. In addition, Table 4 highlights the allowance for loan losses as a percent of non accrual loans and specifically designated problem loans for the nine months ended September 30, 1998, and the year ended December 31, 1997, respectively.

Table 3 - Analysis of the Allowance for Loan Losses (all figures in 000's)

                                                 As of or for the         As of or for the
Allowance for Loan Loss                         nine months ending      twelve months ending
(All Figures in 000's)                          September 30, 1998       December 31, 1997
----------------------------------              ------------------      --------------------
Balance at beginning of the period                   $8,614                   $8,322
Provision for loan losses                             1,970                      610
Charge Offs
 Commercial                                             465                       19
 Real Estate - construction                            --                       --
 Real Estate - one to four family                       403                      341
 Consumer loans                                         107                        8
                                                     ------                   ------
 Total Charge Offs                                      975                      368
                                                     ------                   ------
Recoveries
 Commercial                                               1                       14
 Real Estate - construction                            --                       --
 Real Estate - one to four family                        34                       10
 Consumer loans                                          11                       26
                                                     ------                   ------
 Total Recoveries                                        46                       50
                                                     ------                   ------
Net Charge Offs                                         929                      318
                                                     ------                   ------
Balance at end of period                             $9,655                   $8,614
                                                     ======                   ======
Net Charge Offs to Average Loans Outstanding           0.10%                    0.04%
                                                     ======                   ======


Table 4 - Allowance for Loan Losses Coverage Ratios
          (all dollar figures in 000's)



                                             As of or for the         As of or for the
                                            nine months ending      twelve months ending
                                            September 30, 1998        December 31, 1997
                                            ------------------      --------------------
Allowance at the end of period                  $ 9,655                   $ 8,614
Non accrual loans                               $ 8,318                   $ 6,938
Problem loans                                   $ 9,665                   $12,400
Allowance/non accrual loans                      116.07%                   124.16%
                                                -------                   -------
Allowance/problem loans                           99.90%                    69.47%
                                                -------                   -------

Asset Quality The Registrant establishes the allowance for loan losses based on internal and external factors. The external factors include the general economic condition of the Registrant's market area and regulatory guidelines. The internal factors include the current composition of the portfolio, portfolio growth trends, and the current emphasis on commercial lending as a strategic directive. These factors are used by the Registrant to help determine the reserve necessary to provide for probable losses within the portfolio. These assessments are performed on a quarterly basis and the provision for loan losses is adjusted accordingly.

The commercial loan portfolio is analyzed on an individual loan basis and a specific reserve is developed for each known loss. In addition, the Registrant assigns an additional reserve amount for probable losses in the loan portfolio, using historical loss experience.

The mortgage and consumer portfolio is analyzed in pools of similar loans with similar risk characteristics. Using historical loss experience, management determines a specific reserve for the loan pools.

Loan charge-offs, net of recoveries, totaled $929,000 for the nine month period ended September 30, 1998, compared to $318,000 for the twelve month period ended December 31, 1997. Based on management's continuing review of the loan portfolio, the Registrant recorded provision for loan losses of $1,970,000 for the nine month period ending September 30, 1998.

The allowance for loan losses totaled $9,655,000 and $8,614,000 at September 30, 1998, and December 31, 1997, respectively. Stated as a percentage of total loans receivable (including Loans held for sale, net), the allowance for loan losses amounted to .96% and .94% at September 30, 1998, and December 31, 1997, respectively.

Other Borrowings During the nine month period ended September 30, 1998, the Registrant actively engaged in leveraging activities to deploy its capital. This strategy relies on using external sources of funds to invest in interest earning assets at a positive spread between the yield on interest earning assets and the cost of the support borrowing.

Other borrowings totaled $1,079.3 million and $854.0 million at September 30, 1998 and December 31, 1997, respectively. Funding from non deposit sources increased $225.3 million or 26.4% for the nine month period ending September 30, 1998. One component of this trend, FHLB advances registered a September 30, 1998, balance of $720.6 million. This represents an increase of $145.2 million, or 25.2%, during the nine months ended September 30, 1998. In addition, repurchase agreements equalled $358.2 million or an $80.6 million increase (29.0%) for the nine month period ended September 30, 1998.

As of September 30, 1998, the Registrant had maximum FHLB lines of credit totaling $961.7 million versus $811.7 million in available FHLB credit at December 31, 1997. This increase of 18.5% or $150.0 million is the direct result of the Registrant requesting the FHLB to recognize the inclusion of private label mortgage backed securities as a component of HFI's available line of credit base.

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

The Registrant exceeded all regulatory standards for liquidity at September 30, 1998 and December 31, 1997.

Year 2000 Compliance The efficient and reliable operation of the Registrant's business is significantly dependent upon its computer hardware, software programs, and operating systems (collectively "computer systems"). As a financial services company, the Registrant relies on computer systems in virtually all significant business operations. Management considers Year 2000 readiness to be a major business issue and has implemented a Year 2000 Compliance Effort to identify all major compliance risks.

The Registrant's Year 2000 Compliance Effort ("Y2K Project") can be broken down into several distinct stages or phases. The first stage ("Awareness Phase") dates from October 1996, and marks the beginning of the Y2K Project initiative. The senior staff of HFI created a Y2K task force that represented all the major functional areas of the Registrant. The task force started monthly meetings during October 1997, and in July 1998 accelerated to the current bi-weekly meeting schedule to intensify the Registrant's focus on the issue. This task force has the commitment of the Registrant's senior management team and monthly updates are provided to the Registrant's board of directors.

The second stage is termed the ("Inventory Phase") and covers the time period from October 1997 to December 1997. During this phase the Registrant reviewed all existing hardware, software and embedded technology to determine their Year 2000 Compliance profile. In December 1997, the Registrant distributed a pamphlet to its customer base that identified the existence of Year 2000 Compliance issues and provided a high level review of the Registrant's efforts to ensure compliance. In addition, the Registrant developed a data base to track external vendors' responses to the Registrant's questionnaire to determine the external vendors state of Year 2000 Compliance. The results from the internal review and the questionnaire surveys were used as inputs to the "Analysis Phase".

The third phase ("Analysis Phase") focused on the hardware and software identified from the Inventory Phase that was crucial for the Registrant to conduct its business operations. The systems were ranked "mission critical" or "non mission critical". These two classifications were further segmented into low, medium, or high risk ratings. Therefore, a "mission critical" system with a high risk rating received the most testing focus. The following list details the high priority "mission critical" systems:
(1) The AS400 mainframe hardware and operating system is certified Year 2000 Compliant by the vendor, IBM.

(2) All Alltel core systems (which include the general ledger, all major lending and deposit applications and customer information databases), with the exception of the mortgage servicing application, are certified Year 2000 Compliant. The mortgage system is scheduled for a November 1998 release update that will make it Year 2000 Compliant.

(3) The Registrant purchased software to test the BIOS (Basic Input Output Systems) of all personal computers (PCs) in the local area network (LAN) and wide area network (WAN). This testing targeted non compliant PCs that were later replaced by the Registrant during the fourth phase of the Y2K Project.

The subsequent fourth stage dubbed ("Testing/Renovation") phase of the Y2K Project started in March 1998 and is scheduled for completion in December 1998. During this phase, the Registrant's goal is to test all mission critical systems, provide the results of those tests to the Registrant's Internal Audit Department for review/analysis and correct non compliant mission critical systems. In addition, the Registrant plans to test other stand alone PC software programs. The Registrant has dedicated a separate PC, printer and accessory environment to conduct tests in a controlled manner with the PC's internal clock set to five specific, internally designated, Year 2000 dates.
The testing procedure
is approved by the Registrant's Internal Audit Department and the results of the tests will be provided to the Registrant's Internal Audit Department for review and analysis. At this point, the results of internal testing and the identification and ensuing risk assessment of external vendors and significant customers will be combined into an overall risk assessment for the Registrant's Year 2000 Compliance profile. The ensuing profile will serve as the basis for a contingency plan to address the most reasonably likely worst case scenario facing the Registrant. The Registrant estimates that it will take approximately $6,000 in staff time to complete this risk assessment. The first draft of the contingency plan is scheduled for November 1998.

In addition to the Y2K Project, the Registrant installed new mainframe hardware, operating systems and application software that was described in the preceding paragraphs. This conversion commenced in April 1997, and replaced a prior system that was not capable of supporting the Registrant's strategic transition to a commercial bank as well as lacking Year 2000 Compliance certification. The costs of that conversion consist of capitalized costs of approximately $4,083,000 for hardware and software replacements and teller platform upgrades. In addition, another $632,000 in operating expenses were incurred for consulting fees, training, travel, communication and other associated conversion costs.

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

                                    HARRIS FINANCIAL, INC.
                                    (Registrant)


                           By       /s/ Charles C. Pearson, Jr.
                                    ---------------------------
                                    Charles C . Pearson, Jr., President
                                    and Chief Executive Officer


                           By       /s/ James L. Durrell
                                    --------------------
                                    James L. Durrell, Executive Vice President
                                    and Chief Financial Officer


Dated:  November 4, 1998

                                  EXHIBIT INDEX


Exhibit Number
--------------


Exhibit 27              Financial Data Schedule