Form 10-K
period 1998-12-31
HARRIS FINANCIAL INC
filed 1999-03-23
CIK 1034650

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 1998

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

Commission file number 0-22399
                       -------

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

Securities registered pursuant to Section 12(b) of the Act:

Securities registered pursuant to Section 12(g) of the Act; Common Stock $.01 per share, par value

     Indicate by check mark whether the registrant; (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.

     The aggregate market value of the shares of Common Stock of the Registrant held by nonaffiliates of the Registrant was $102,170,338 at March 15, 1999.

     As of March 15, 1999, the Registrant had 33,592,700 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

The Registrant's definitive Proxy Statement to be used in connection with its 1999 Annual Meeting of Shareholders is incorporated herein by reference in partial response to Part III, hereof.

                            HARRIS FINANCIAL, INC.

                                    PART I

ITEM 1. BUSINESS.

  Harris Financial, Inc. ("HFI" or the "Registrant"), was organized under Pennsylvania law in 1997. It is a bank holding company regulated by the Board of Governors of the Federal Reserve System (the "FRB") and its wholly-owned state chartered savings bank subsidiary is Harris Savings Bank (the "Bank").

General

  The Bank began providing financial services as a state chartered mutual savings and loan association in 1886. The Bank continued to operate under this charter until 1991, when it converted to a state chartered mutual savings bank. In January 1994, the Bank became a state chartered stock savings bank in connection with its reorganization into the mutual holding company structure and the formation of Harris Financial, MHC, a Pennsylvania mutual holding company (the "MHC"). As part of this mutual holding company formation, the Bank completed a stock offering that raised proceeds of $23.7 million. In September 1997, the Bank and the MHC reorganized into a "two-tier" mutual holding company structure and established HFI as a majority-owned subsidiary of the MHC, and the Bank became a wholly-owned subsidiary of HFI. As of the date hereof, approximately 75.9% of common stock of HFI is owned by the MHC, and the remainder is owned by the public. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC") under the Savings Association Insurance Fund ("SAIF"). The Bank has been a member of the Federal Home Loan Bank System ("FHLB") since 1941. The current corporate structure of the Bank, HFI and the MHC is as follows:



             MHC                                          Public
          75.9% of                                    Stockholders
        Common Stock                                 24.1% of Common
           of HFI                                         Stock
                                                         of HFI




                                HFI 100% of the
                           Common Stock of the Bank


                                     Bank

  The Bank presently operates 35 full service offices, an operations center, three loan production offices (LPO's) and a business center. The Bank primarily serves depositors in the five central Pennsylvania counties of Dauphin, Cumberland, York, Lancaster, and Lebanon and in the northern Maryland county of Washington. It serves small business lenders in the same area. The Bank offers residential mortgages in Pennsylvania and four other states through its residential mortgage division and its mortgage banking subsidiary in Blue Bell, Pennsylvania. Mobile home loans are originated throughout most of the eastern United States.

  The Bank's primary lending activities continue to be the origination of loans secured by first mortgages on owner-occupied one-to-four family residences. At December 31, 1998, such loans totaled $602.4 million or 56.8% of total loans. The Bank began originating commercial loans in 1996 and its portfolio totaled $203.1 million at December 31, 1998.

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

  During most of 1998, interest rates remained relatively stable due to low inflation and a relatively stable economy. Correspondingly, the Bank's net interest margin, which is equal to net interest income divided by average interest earning assets, remained stable. The Bank continued its investment and borrowing activity in order to leverage its capital in 1997 and 1998. This leveraging increased net interest income. The Bank's net interest margin percentage was 2.66% for the year ended December 31, 1998 and remained unchanged from 2.66% for the year ended December 31, 1997.

  Another major risk normally undertaken by financial institutions is "credit risk". This is the risk that a borrower will not repay a loan and that the underlying collateral will be insufficient to prevent a loss. Credit losses in 1998, 1997, and 1996 were consistent with the Bank's history of maintaining high asset quality. In 1996, the Bank began to originate commercial loans on businesses and as such, it increased its credit risk as its operations became more like those traditionally associated with a full service community bank. By this strategy, the Bank's goal is to reduce interest rate risk and to diversify the assets of the Bank.

Corporate Structure

  In January 1994, the Bank formed the MHC as a Pennsylvania chartered mutual holding company. Each deposit account of the Bank's mutual savings bank predecessor at the time of the reorganization became a deposit account in the Bank in the same amount and upon the same terms and conditions, except the holder of each such deposit account received liquidation rights in the MHC instead of the Bank. The Bank conducted a stock offering as part of the reorganization, and sold $25.0 million of common stock to its customers.

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

Treasury Stock Repurchase

  On February 27, 1998, HFI received authorization from the Department to repurchase 450,000 shares of its outstanding common stock. The proposed repurchase of shares must be completed one year from the approval date of February 28, 1998. The approval may be extended for one year if a written request is received before the expiration date. During the third and fourth quarters of 1998, the Registrant purchased 409,300 shares. The shares may be used to establish several stock ownership and stock option plans. These plans, which are in the developmental phase, will benefit directors, executive officers, non-executive officers, employees, and newly appointed executives or directors.

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

Employees

  At December 31, 1998, HFI employed 645 persons, with full time equivalent employees totaling 545 individuals at that date. None of the employees are represented by a collective bargaining group and management believes relations with its employees to be good.

Regulation and Supervision

 Regulation

 General

  The Bank is a Pennsylvania-chartered savings bank and its deposit accounts are insured up to applicable limits by the FDIC under the SAIF. The Bank is subject to extensive regulation by the Department, as its chartering agency, and by the FDIC, as the insurer of deposits. The Bank must file reports with the Department and the FDIC concerning its activities and financial condition, and must obtain regulatory approvals prior to entering into certain transactions including, but not limited to, mergers with and acquisition of other financial institutions. The Department and the FDIC periodically examine the Bank to test its compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the FDIC insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and with their examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Department or the FDIC could have a material adverse impact on HFI, the Bank and their operations. HFI and the MHC, as bank holding companies, are required to file certain reports with, and otherwise comply with the rules and regulations of the FRB. Certain of the regulatory requirements applicable to the Bank, HFI and the MHC are referred to below or elsewhere herein.

 Pennsylvania Savings Bank Law

  The Pennsylvania Banking Code of 1965, as amended (the "Banking Code") contains detailed provisions governing the organization, location of offices, rights and responsibilities of directors, officers, employees, and depositors, as well as corporate powers, savings and investment operation and other aspects of the Bank and its affairs. The Banking Code delegates extensive rulemaking power and administrative discretion to the Department.

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

 Insurance of Accounts and Regulation by the FDIC

  The FDIC has adopted a risk-based insurance assessment system. The FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period, consisting of (1) "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any written capital order or directive; (2) "adequately capitalized" if it has total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more, and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized"; or (3) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. The FDIC is authorized to raise the assessment rates in certain circumstances. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Bank.

  As a result of the enactment of the Small Business Job Protection Act of 1996, all savings banks and savings associations may convert to a commercial bank charter, diversify their lending, or merge into a commercial bank without having to recapture any of their pre-1998 tax bad debt reserve accumulations. Any post-1987 reserves are subject to recapture, regardless of whether or not a particular thrift intends to convert its charter, be acquired, or diversify its activities. The recapture of post-1987 reserves is assessed in equal installments over the six year period beginning in fiscal year 1997. At December 31, 1998, the Bank had a balance of approximately $3.9 million of bad debt reserves in retained income that is subject to recapture under this legislation.

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

  The Bank is also subject to more stringent Department capital guidelines. Although not adopted in regulation form, the Department utilizes capital standards requiring a minimum of 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the FDIC. At December 31, 1998, the Bank exceeded the Department's capital guidelines.

 Loans-to-One Borrower Limitation

  Under federal regulations, with certain limited exceptions, the Bank may lend to a single or related group of borrowers on an "unsecured" basis an amount up to 15% of its unimpaired capital and surplus. An additional amount may be lent, up to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. As of December 31, 1998, the Bank did not have any loans which exceeded this limitation.

 Prompt Corrective Action

  Under Section 38 of the Federal Deposit Insurance Act ("FDIA"), each federal banking agency is required to implement a system of prompt corrective action for the institutions which it regulates. The federal banking agencies have promulgated substantially similar regulations to implement the system of prompt corrective action. Under the regulations, a bank shall be deemed to be
(1) well capitalized as defined above; (2) adequately capitalized as defined above; (3) undercapitalized as defined above; (4) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%; and (5) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal or less that 2.0%. Section 38 of the FDIA and the related regulations also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). As of December 31, 1998, the Bank was a "well-capitalized institution" for this purpose.

 Activities and Investments of Insured State-Chartered Banks

  Section 24 of the Federal Deposit Insurance Act ("FDIA") generally limits the activities and equity investments of FDIC-insured, state chartered banks to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not, directly or indirectly, acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things:

  --Acquiring or retaining a majority interest in a subsidiary.

  --Investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation, or new construction of a qualified housing project, provided that such limited partnership investments many not exceed 2% of the bank's total assets.

  --Acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors', trustees', and officers' liability insurance coverage or banker's blanket bond group insurance coverage for insured depository institutions; and

  --Acquiring or retaining the voting shares of a depository institution if certain requirements are met.

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

 Dividends

  The Banking Code states, in part, that dividends may be declared and paid only out of accumulated net earnings and may not be declared or paid unless surplus (retained earnings) is at least equal to contributed capital. The Bank has not declared or paid any dividends which cause the Bank's retained earnings to be reduced below the amount required. Finally, dividends may not be declared or paid if the Bank is in default in payment of any assessment due the FDIC. At December 31, 1998, the Bank's retained earnings exceeded contributed capital by $121.3 million and the Bank was not in default of any assessment due the FDIC.

 Waiver of Dividends by the MHC

  The MHC has generally waived the receipt of dividends declared by the Bank, or, subsequent to the Bank's two-tiered reorganization, dividends paid by HFI. The MHC has not been required to obtain approval of the FRB prior to any such waiver, and through the date hereof has not sought or received FRB approval of any such waiver. In connection with the FRB and FDIC approvals of the Bank's acquisition of First Harrisburg Bancor, Inc. and its wholly owned subsidiary, First Federal Savings and Loan Association of Harrisburg, the Bank and the MHC made several commitments to the FDIC and FRB regarding the waiver of dividends by the MHC. These commitments include the following:

  (1) Any dividends waived by the MHC shall be taken into account in any valuation of the Bank and the MHC, and factored into the calculation used in establishing a fair and reasonable basis for exchanging Bank shares for holding company shares in any subsequent conversion of the MHC to stock form,

  (2) Dividends waived by the MHC shall not be available for payment to or the value thereof transferred to other stockholders by any means including through dividend payments or at liquidation,

  (3) Beginning five years after April 19, 1996, the date of consummation of the acquisition, the MHC will make prior application to and shall receive the approval of the FRB prior to waiving any dividends declared on the capital stock of the Bank and the FRB shall have the authority to approve or deny any dividend waiver request in its discretion, and after such date such application may be made on an annual basis with respect to any year in which the MHC intends to waive dividends paid by the Bank,

  (4) After April 19, 1996, the date of consummation of the acquisition, the amount of the waived dividends that are identified as belonging to the MHC shall not be available for payment to, or the value transferred to, stockholders other than the MHC, either through dividend payments, upon the conversion of the MHC to stock form, upon the redemption of shares of the Bank, upon the Bank's issuance of additional shares, at liquidation, or by any other means,

  (5) The MHC shall notify the FRB of all such transactions and will make available to the FRB such information as the FRB determines to be appropriate,

  (6) The Bank will take into account when setting its dividend rate the declaration rate in relation to net income and the rate's effect on the Bank's ability to issue capital, and

  (7) The dividend rate will be reasonable and sustainable upon a full conversion to stock form of the MHC,

  (8) In the event that the FRB adopts regulations regarding dividends waivers by mutual holding companies, the MHC will comply with the applicable requirements of such regulations. After the completion of the Bank's two-tier reorganization, the commitments became applicable to dividends paid by HFI that are waived by the MHC.

  If the MHC decides that it is in its best interest to waive the right to receive a particular dividend to be paid by HFI, and, if necessary, the FRB approves such waiver, then HFI pays such dividend only to Minority Stockholders, and the amount of the dividend waived by the MHC is treated in the manner described above. The MHC's decision as to whether or not to waive a particular dividend depends on a number of factors, including the MHC's capital needs, the investment alternatives available to the MHC as compared to those available to HFI, and the receipt of required regulatory approvals. There can be no assurance that:

  (1) The MHC will waive any future dividends paid by the HFI,

  (2) The FRB will approve any dividend waivers by the MHC after April 2001, or

  (3) The terms that may be imposed by the FRB on any dividend waiver will be favorable to Minority Stockholders.

  As of the date hereof, the MHC has waived the right to receive all dividends paid by the Bank and HFI. As of April 19, 1996, the MHC had waived $9.1 million of dividends declared by the Bank, and through December 31, 1998, had waived a total of $22.3 million of dividends paid by the Bank and HFI.

 Holding Company Regulation

  Under the Bank Holding Company Act of 1956 (the "BHCA"), a bank holding company must obtain FRB approval before:

  --Acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares).

  --Acquiring all or substantially all of the assets of another bank or bank holding company

  --Merging or consolidating with another bank holding company.

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

  The activities of HFI and the MHC are also restricted pursuant the conditions imposed by the FRB as part of its approval of the "two-tier" holding company structure described earlier in the "Corporate Structure" section. Such conditions include the following:

  --The MHC may not transfer its shares of HFI, and HFI may not transfer its shares of the Bank without the prior approval of the FRB,

  --The Bank, HFI or any subsidiary of the MHC may not issue equity securities without the prior approval of the FRB,

  --The MHC must file an application to the FRB prior to any conversion of the MHC from mutual to stock form,

  --Unless waived by the FRB, the Bank's depositors will be given priority rights in any sale of the Bank or HFI stock to any person other than the MHC,

  --Any purchase of Common Stock from the MHC by HFI must be approved in advance by the FRB, and must be made at the then-current market price,

  --HFI and the MHC may not incur any debt without FRB approval, and

  --HFI and the MHC may not pledge HFI's Common Stock in support of any borrowing without FRB approval.

 Transactions with Affiliates

  Under current federal law, transactions between depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings bank is any company or entity that controls, is controlled by, or is under common control with the savings bank, other than a subsidiary. In a holding company context, at a minimum, the parent holding company of a savings bank and any companies which are controlled by such parent holding company are affiliates of the savings bank. Generally, Section 23A limits the extent to which the savings bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such savings bank's capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. The term "covered transaction" includes the making of loans or other extension of credit to an affiliate; the purchase of assets from an affiliate, the purchase of, or an investment in, the securities of an affiliate; the acceptance of securities of an affiliate as collateral for a loan or extension of credit to any person; or issuance of a guarantee, acceptance, or letter of credit on behalf of the affiliate. Section 23A also establishes specific collateral requirements for loans or extension of credit to, or guarantees, acceptances on letters of credit issued on behalf of an affiliate. Section 23B requires that covered transactions, and a broad list of other specified transactions, be on terms substantially the same, or no less favorable, to the savings bank or its subsidiary as similar transactions with nonaffiliates.

  Further, Section 22(h) of the Federal Reserve Act restricts a savings bank with respect to loans to directors, executive officers, and principal stockholders. Under Section 22(h), loans to directors, executive officers and stockholders who control, directly or indirectly, 10% or more of voting securities of the savings bank, and certain related interests of any of the forgoing, may not exceed, together with all other outstanding loans to such persons and affiliated entities, the savings bank's total capital and surplus.
Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers, and stockholders who control 10% or more of the voting securities of a stock savings bank, and their respective related interests, unless such a loan is approved in advance by a majority of the board of directors of the savings bank. Further, pursuant to Section 22(h), loans to directors, executive officers and principal stockholders must generally be made on terms substantially the same as offered in comparable transactions to other persons. Section 22(g) of the Federal Reserve Act places additional limitations on loans to executive officers.

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

 Federal Securities Law

  Shares of HFI's common stock are registered with the SEC under Section 12(g) of the 1933 Securities and Exchange Act. Information can be examined without charge at the public reference facilities of the SEC located at 450 Fifth Street, NW, Washington DC 20549, and copies of such material can be obtained from the SEC at prescribed rates. The SEC maintains a web site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding registrants, including HFI, that file electronically.

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

ITEM 2. PROPERTIES.

                                                           Year Leased Leased or
Location                                                   or Acquired   Owned
--------                                                   ----------- ---------
Main Office
235 N. Second St.
Harrisburg, PA 17101......................................    1935       Owned

Operations Center
635 North 12th St.
Lemoyne, PA 17043.........................................    1989       Owned

Business Center
234 N. Second St.
Harrisburg, PA 17101......................................    1996       Owned

New Building
221 N. Second St.
Harrisburg, PA 17101......................................    1998       Owned


                                                           Year Leased Leased or
Location                                                   or Acquired   Owned
--------                                                   ----------- ---------
Branch Offices:

4075 Market Street
Camp Hill, PA 17011.......................................    1994      Leased

1832 Market Street
Camp Hill, PA 17011.......................................    1969       Owned

3555 Capital City Mall
Camp Hill, PA 17011.......................................    1974      Leased

3100 Market Street
Camp Hill, PA 17011.......................................    1996       Owned

300 Camp Hill Mall
Camp Hill, PA 17011.......................................    1996      Leased

17 West High Street
Carlisle, PA 17013........................................    1987       Owned

Colonial Park Mall
Harrisburg, PA 17109......................................    1976      Leased

9 South Market Street
Elizabethtown, PA 17022...................................    1982      Leased

36 East Main Street
Ephrata, PA 17522.........................................    1989      Leased

100 East King Street
Lancaster, PA 17603.......................................    1982       Owned

1195 Quentin Road
Lebanon Plaza Mall
Lebanon, PA 17042.........................................    1980      Leased

33 Market Square
Manheim, PA 17545.........................................    1984       Owned

600 East Simpson Street
Mechanicsburg, PA 17055...................................    1987       Owned

Silver Spring Commons
6520 Carlisle Pike
Mechanicsburg, PA 17055...................................    1996      Leased

99 Old York Road
New Cumberland, PA 17070..................................    1980      Leased

North Middleton
921 Cavalry Road
Carlisle, PA 17013........................................    1987       Owned

1677 Oregon Pike
Lancaster, PA 17601.......................................    1991       Owned

Paxton Square
6075 Allentown Boulevard
Harrisburg, PA 17112......................................    1990       Owned

355 Fifth Street
Quarryville, PA 17566.....................................    1987      Leased


                                                           Year Leased Leased or
Location                                                   or Acquired   Owned
--------                                                   ----------- ---------
Queensgate
2081 Springwood Road
York, PA 17403............................................    1989      Leased

401 Enola Road
Enola, PA 17025...........................................    1979       Owned

Suite #3, Point Mall
Harrisburg, PA 17111......................................    1975      Leased

320 Newberry Commons
Etters, PA 17319..........................................    1992      Leased

West Shore Plaza
1200 Market Street
Lemoyne, PA 17043.........................................    1982      Leased

2450 Eastern Boulevard
York, PA 17402............................................    1979       Owned

100 West Washington Street
Hagerstown, MD 21740......................................    1995      Leased

1591 Potomac Avenue
Hagerstown, MD 21742......................................    1995      Leased

526 S. 29th Street
Harrisburg, PA 17104......................................    1996       Owned

Beaufort Farms Plaza
2017 Linglestown Road
Harrisburg, PA 17110......................................    1996      Leased

114 W. Chocolate Avenue
Hershey, PA 17033.........................................    1996       Owned

Hershey Square
1161 Mae Street
Hummelstown, PA 17036.....................................    1996       Owned

Mushroom Hill
6301 Grayson Road
Harrisburg, PA 17111......................................    1997      Leased

Dual Highway
1729 Dual Highway
Hagerstown, MD 21742......................................    1998      Leased

Wesel Boulevard
1520 Wesel Blvd.
Hagerstown, MD 21742......................................    1998      Leased

Mortgage Lending Offices:

2500 Kingston Road
York, PA 17402............................................    1987       Owned

AVSTAR Mortgage Corporation
1515 Dekalb Pike
Blue Bell, PA 19422.......................................    1997       Owned


                                                           Year Leased Leased or
Location                                                   or Acquired   Owned
--------                                                   ----------- ---------
AVSTAR Mortgage Corporation
d/b/a/ Realty Executives
4059 Skippack Pike
Skippack, PA 19474........................................    1997      Leased

AVSTAR Mortgage Corporation
600 E. Eden Road
Lancaster, PA 17603.......................................    1997      Leased

AVSTAR Mortgage Corporation
333 Jimmie Leeds Rd.
Suite #7
Absecon, NJ 08201.........................................    1997      Leased

AVSTAR Mortgage Corporation
Marlton Crossing
Garden Office
Suite 102F Centre Boulevard
Marlton, NJ 08053.........................................    1997      Leased

AVSTAR Mortgage Corporation
2508 Schoenersville Road
Bethlehem, PA 18017.......................................    1997      Leased

Loan Production Offices:

1515 Dekalb Pike
Blue Bell, PA 19422.......................................    1998      Leased

33 S. Main St.
Chambersburg, PA 17201....................................    1998      Leased

1147 Eichelberger St.
Hanover, PA...............................................    1998      Leased

ITEM 3. LEGAL PROCEEDINGS.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  As of December 31, 1998, the Registrant had 33,584,200 shares of common stock outstanding and 3,653 shareholders of record (excluding shares held in "street name"). The Registrant's common stock is traded on the NASDAQ under the symbol "HARS". Listed in the table below are the quarterly high and low bid prices for the Common Stock, as reported on the NASDAQ National Market, for the last eight quarters of trading.

                                                                  Cash Dividends
                                                  High     Low    Paid per Share
                                                -------- -------- --------------
1998
Fourth Quarter................................. 16 15/16 11           $.0550
Third Quarter.................................. 22 1/8   12           $.0550
Second Quarter................................. 27 3/4   21 1/2       $.0550
First Quarter.................................. 27 7/8   17 5/8       $.0550

1997
Fourth Quarter................................. 21 1/2   15 43/64     $.0550
Third Quarter.................................. 16 27/64  7           $.0483
Second Quarter.................................  7 11/64  6 3/64      $.0483
First Quarter..................................  7 37/64  6 5/64      $.0483

ITEM 6. SELECTED FINANCIAL DATA. (All dollar amounts presented in table are in 000's)

                                            At December 31,
                         ------------------------------------------------------
                            1998       1997       1996       1995       1994
                         ---------- ---------- ---------- ---------- ----------
Total Assets............ $2,497,469 $2,207,481 $1,768,122 $1,255,864 $1,058,088
Loans receivable, net...  1,051,642    890,906    823,916    651,605    574,794
Loans held for sale,
 net....................     14,418     14,886      9,053        --         --
Marketable securities...  1,274,837  1,199,194    828,910    524,932    409,123
Deposits................  1,205,379  1,146,238  1,173,423  1,073,710    910,576
Escrow..................      7,906      8,552      8,203      4,649      5,116
Advances from FHLB-
 Pittsburgh and other
 borrowed funds.........  1,069,254    852,988    419,146     17,200        --
Other borrowings........        --         990      1,485      1,980      2,475
Stockholders' equity....    189,970    179,034    152,752    151,459    135,036

                                             Year Ended December 31,
                                    -------------------------------------------
                                      1998     1997     1996     1995    1994
                                    -------- -------- --------  ------- -------
Interest income...................  $164,012 $141,067 $107,988  $80,625 $73,932
Interest expense..................   107,150   93,085   67,326   47,696  38,241
                                    -------- -------- --------  ------- -------
  Net interest income.............    56,862   47,982   40,662   32,929  35,691
Provision for loan losses.........     2,540      610    1,957      --      --
                                    -------- -------- --------  ------- -------
Net interest income after provison
 for loan losses..................    54,322   47,372   38,705   32,929  35,691
Non-interest income...............    15,545   14,559    3,996    2,564   2,503
Non-interest expense..............    43,329   35,848   42,187   20,776  20,793
                                    -------- -------- --------  ------- -------
Income before taxes...............    26,538   26,083      514   14,717  17,401
Income taxes......................     7,309    8,312     (517)   5,503   7,348
                                    -------- -------- --------  ------- -------
  Net income......................  $ 19,229 $ 17,771 $  1,031  $ 9,214 $10,053
                                    ======== ======== ========  ======= =======

                                                Year Ended December 31,
                                             ----------------------------------
                                             1998   1997    1996   1995   1994
                                             -----  -----  ------  -----  -----
Financial Ratios:
Return on average assets....................  0.82%  0.89%   0.07%  0.81%  0.93%
Return on average equity.................... 10.33% 10.89%   0.68%  6.34%  7.59%
Average equity to average assets............  7.91%  8.25%   9.88% 12.83% 12.27%
Period end equity to assets.................  7.61%  8.11%   8.64% 12.06% 12.76%

Per Share Data (1):
Basic earnings per share.................... $0.57  $0.53  $ 0.03  $0.28  $0.28
Diluted earnings per share.................. $0.57  $0.52  $ 0.03  $0.28  $0.28
Dividends per share......................... $0.22  $0.20  $ 0.19  $0.17  $0.09
Book value per share........................ $5.66  $5.30  $ 4.54  $4.50  $4.03
Dividend payout ratio.......................  9.81%  8.67% 141.90% 13.70%  6.44%

--------
(1) All per share values have been adjusted to reflect the 1997 three for one stock split.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  All statistical information presented in the above referenced document which requires averages has been compiled using average monthly amounts.

  In addition to historical information, this document contains forward-looking statements. The forward-looking statements contained in the following sections are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, those discussed in this section. Readers should not place undue reliance on these forward-looking statements, as they reflect management's analysis as of the date of this report. HFI has no obligation to update or revise these forward-looking statements to reflect events or circumstances that occur after the date of this report. Readers should carefully review the risk factors described in other documents that HFI files from time to time with the SEC, including quarterly 10-Q reports and reports filed on Form 8-K.

Results of Operations

  Net Interest Income. During 1998, 1997, and 1996, HFI derived most of its earnings from net interest income. Virtually all of this net interest income was earned by the Bank. Net interest income is the excess of interest income earned on average interest-earning assets above interest expense incurred on average interest-bearing liabilities. Net interest income, before provision for loan losses, on a taxable equivalent basis, was $60.2 million in 1998, an increase of $9.1 million, or 17.9% from $51.1 million in 1997. Net interest income in 1997 increased $9.0 million, or 21.4%, from $42.1 million in 1996.

  Table 1 presents the average asset and liability balances, interest rates, interest income and interest expense for each of the years in the three year period ended December 31, 1998.

Table 1 Average Balance Sheets, Rates and Interest Income and Expense Summary
       (All dollar amounts presented in table are in 000's)

                                                       For the Years Ended December 31,
                         --------------------------------------------------------------------------------------------
                                    1998(6)                        1997(6)                        1996(6)
                         ------------------------------ ------------------------------ ------------------------------
                                                 Avg.                           Avg.                           Avg.
                            Avg.                (Yield/    Avg.                (Yield/    Avg.                (Yield/
                          Balance   Interest(7)  Cost)   Balance   Interest(7)  Cost)   Balance   Interest(7)  Cost)
                         ---------- ----------- ------- ---------- ----------- ------- ---------- ----------- -------
Assets:
Interest earning assets:
 Mortgage loans, net
  (1) (8)..............  $  580,303  $ 48,593    8.37%  $  556,995  $ 45,808    8.22%  $  601,299   $48,453    8.06%
 Commercial loans......     138,229    11,694    8.46%      78,567     6,767    8.61%      68,262     5,413    7.93%
 Other loans, net (8)..     246,361    20,286    8.23%     243,975    19,442    7.97%     188,409    15,759    8.36%
 Marketable
  securities--taxable,
  net (2)..............   1,157,064    75,225    6.50%     916,265    61,561    6.72%     530,557    33,983    6.41%
 Marketable
  securities--tax free,
  net (2)..............     113,106     9,588    8.48%     103,708     8,839    8.52%      46,055     4,005    8.70%
 Other interest-earning
  assets (3)...........      28,871     1,982    6.87%      20,524     1,744    8.49%      28,567     1,777    6.22%
                         ----------  --------    -----  ----------  --------    -----  ----------   -------    -----
 Total interest-earning
  assets...............   2,263,934   167,368    7.39%   1,920,034   144,161    7.51%   1,463,149   109,390    7.48%
                         ----------  --------    -----  ----------  --------    -----  ----------   -------    -----
Non-interest earning
 assets................      88,977                         75,123                         64,318
                         ----------                     ----------                     ----------
 Total Assets..........  $2,352,911                     $1,995,157                     $1,527,467
                         ==========                     ==========                     ==========
Liabilities and
 Stockholders' Equity:
Interest-bearing
 liabilities:
 Savings deposits......  $  147,954  $  3,285    2.22%  $  147,738  $  4,072    2.76%  $  146,929   $ 4,171    2.84%
 Time deposits.........     726,316    40,153    5.53%     782,578    43,760    5.59%     814,658    45,668    5.61%
 NOW and money market
  accounts.............     258,504     7,094    2.74%     220,557     6,551    2.97%     171,004     5,965    3.49%
 Escrow/stock
  subscriptions........       8,997        90    1.00%       7,444       116    1.55%       8,182       130    1.59%
 Borrowed funds........     997,260    56,528    5.67%     654,447    38,586    5.90%     196,672    11,392    5.79%
                         ----------  --------    -----  ----------  --------    -----  ----------   -------    -----
 Total interest-bearing
  liabilities..........   2,139,031   107,150    5.01%   1,812,764    93,085    5.13%   1,337,445    67,326    5.03%
                         ----------  --------    -----  ----------  --------    -----  ----------   -------    -----
Non-interest bearing
 liabilities...........      27,667                         17,853                         39,039
                         ----------                     ----------                     ----------
 Total liabilities.....   2,166,698                      1,830,617                      1,376,484
Stockholders' equity...     186,213                        164,540                        150,983
                         ----------                     ----------                     ----------
 Total liabilities and
  stockholders'
  equity...............  $2,352,911                     $1,995,157                     $1,527,467
                         ==========                     ==========                     ==========
Net Interest Income....              $ 60,218                       $ 51,076                        $42,064
                                     ========                       ========                        =======
Interest rate spread
 (4)...................                          2.38%                          2.38%                          2.45%
                                                 =====                          =====                          =====
Net interest-earning
 assets................  $  124,903                     $  107,270                     $  125,704
                         ==========                     ==========                     ==========
Net interest margin
 (5)...................                          2.66%                          2.66%                          2.87%
                                                 =====                          =====                          =====
Ratio of interest-
 earning assets to
 interest-bearing
 liabilities...........        1.06                           1.06                           1.09
                         ==========                     ==========                     ==========

--------
(1) Includes mortgage loans held for sale.
(2) Includes available for sale.
(3) Includes interest-earning deposits in the FHLB-Pittsburgh, federal funds sold and FHLB-Pittsburgh stock.
(4) Interest rate spread equals the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5) Net interest margin is net interest income before the provision for loan loss divided by average interest-earning assets.
(6) Amounts presented on a tax-equivalent basis using an effective tax rate of 35%.
(7) Includes income recognized on deferred loan fees of $2,635,000, $1,283,000 and $1,423,000 in 1998, 1997 and 1996 respectively.
(8) Includes non-accrual loans.

  In addition to absolute levels of net interest income, the volatility of net interest income, or its sensitivity to key variables, is of significant interest to financial institution constituents. The key variables that determine the volatility of net interest income are changes in average account balances (volume), changes in interest rates, and the mix of interest-earning assets and interest-bearing liabilities. A lag exists between the time changes occur in market interest rates and when such changes are reflected in the performance of HFI's interest-earning asset and interest-bearing liability portfolios. The average yield on average interest-earning assets is influenced by the rate of repayments and prepayments, purchases and sales, and the mix of asset maturities as well as current market rates. Similarly, the average cost of average interest-bearing liabilities is influenced by redemptions, early withdrawals, deposit purchases, deposit raising activities, borrowed funds activity and the mix of liability maturities as well as current market rates.

  Table 2 presents an analysis of the changes in tax equivalent net interest income attributable to changes in the volume and rate components of net interest income. During 1998, there was an increase in net interest income of $6.8 million due to changes in volume and an increase of $2.3 million due to changes in rates. During 1997, there was an increase in net interest income of $5.1 million due to changes in volume and an increase of $3.9 million due to changes in rates. Table 1 indicates that the average balance of total earning assets in 1998 increased $343.9 million from 1997 and the average balance of total interest bearing liabilities increased $326.3 million from 1997. Also, the average balance of total earning assets in 1997 increased $456.9 million from 1996 and the average balance of total interest bearing liabilities increased $475.3 million from 1996.

Table 2 Rate/Volume Analysis of Changes in Net Interest Income (All dollar amounts presented in table are in 000's)

                                    Year Ended December 31, 1998    Year Ended December 31, 1997
                                             Compared to                     Compared to
                                    Year Ended December 31, 1997    Year Ended December 31, 1996
                                         Increase (Decrease)             Increase (Decrease)
                                    ----------------------------    ----------------------------
                                    Volume      Rate      Net       Volume      Rate       Net
                                    -------    -------  --------    -------    -------   -------
                                                   (Dollar amounts in thousands)
Interest-earning assets:
 Mortgage loans, net....            $ 1,925    $   860   $ 2,785    $(3,619)   $   974   $(2,645)
 Commercial loans.......              5,047       (120)    4,927        862        492     1,354
 Other loans, net.......                190        654       844      4,451       (768)    3,683
 Marketable securities--
  Taxable...............             15,724     (2,060)   13,664     25,865      1,713    27,578
 Marketable securities--
  Taxfree...............                795        (46)      749      4,917        (83)    4,834
 Other interest-earning
  assets................                617       (379)      238       (579)       546       (33)
                                    -------    -------   -------    -------    -------   -------
 Total interest-earning
  assets................             24,298     (1,091)   23,207     31,897      2,874    34,771
                                    -------    -------   -------    -------    -------   -------
Interest-bearing
 liabilities:
 Savings deposits.......                  6       (793)     (787)        23       (122)      (99)
 Time deposits..........             (3,127)      (480)   (3,607)    (1,763)      (145)   (1,908)
 NOW and money market
  deposits..............              1,067       (524)      543      1,561       (975)      586
 Escrow and stock
  subscriptions.........                 21        (47)      (26)       (11)        (3)      (14)
 Borrowed funds.........             19,512     (1,570)   17,942     26,980        214    27,194
                                    -------    -------   -------    -------    -------   -------
 Total interest-bearing
  liabilities...........             17,479     (3,414)   14,065     26,790     (1,031)   25,759
                                    -------    -------   -------    -------    -------   -------
Net change in interest
 income.................            $ 6,819    $ 2,323   $ 9,142    $ 5,107    $ 3,905   $ 9,012
                                    =======    =======   =======    =======    =======   =======

--------
Note: Changes in interest income and interest expense arising from the combination of rate and volume variances are prorated across rate and volume variances.

  Net interest income increased substantially in 1998 from increased volume in the marketable securities portfolio, resulting from HFI's continued reliance upon a wholesale leverage strategy. This leverage strategy refers to HFI's ongoing use of wholesale borrowings to fund the acquisition of investment-grade marketable securities to generate additional return on equity. Based on management's goals, the capital available for financing HFI's wholesale leveraging operations is HFI's leverage capital in excess of 6.75% and the Bank's leverage capital in excess of 6.5%. Average commercial loans increased in 1998 due to the continuing success achieved by HFI's Business Banking Group, which began operations early in 1996. Average other loans increased in 1997 primarily due to the effect of having First Harrisburg Bancor consolidated into the Bank for a full year. Although not apparent in Table 2, the commercial loan mix changed in 1997 to include a larger composition of non-real estate loans.

  Most of the increase of $326.3 million in average interest-bearing liabilities in 1998 was due to increases in borrowed funds to support the Bank's leveraged investment strategy. This same source of funding also contributed the majority of the $475.3 million increase in average interest-bearing liabilities in 1997. Average deposit balances were essentially stable in 1998 and 1997.

  In recognition of the margin compression experienced by the banking and the thrift industry during the last few years, management has implemented a number of initiatives to accelerate the Bank's operational conversion to a full-service financial institution. An area of primary importance in this strategy is the Bank's Business Banking Group, a function management expects to significantly expand in 1999 to provide high-quality commercial financial products and services to small business customers. Beginning in 1998, management altered its marketing and retailing strategies to leverage the Bank's extensive branch presence and its recent major technology investments to deliver high-quality, high-margin products to its retail markets. Management believes this change in its strategic focus is essential to improving HFI's long-term return to its shareholders and it is committed to success in this endeavor. During 1999, management will continue to accelerate the shift in the Bank's competitive focus away from "thrift-style", or low-margin, pricing and toward the marketing and delivery of value-added products and services to more profitable customer segments. Management cannot reasonably estimate the effect on earnings in 1999 or future years from these endeavors.

  HFI continues to use wholesale funding sources to support an investment leveraging strategy, and to a lesser extent, supplement core deposits. During the twelve month period ending December 31, 1998, total deposits increased $59.1 million, while other borrowings increased by $215.3 million. For the year ended December 31, 1997, total deposits decreased $27.2 million, while other borrowings increased by $433.3 million. The objective of this strategy is to use HFI's capital to generate additional interest revenue and boost HFI's return on average assets. However, this strategy decreases HFI's net interest margin. This is reflected in the 69 basis point decline in the net interest margin in a leveraged versus unleveraged position for the twelve months ending December 31, 1998 and the 51 basis point decline for the twelve months ending December 31, 1997.

  The following table summarizes the impact of the leveraging strategy on the return on average assets (ROAA) and net interest margin (NIM) for the twelve month periods ending December 31, 1998 and December 31, 1997, respectively.

Comparison of Financial Performance with and without a Capital Leveraging
Strategy

                                                        With     Without   Difference in
                                                     Leveraging Leveraging Basis Points
                                                     ---------- ---------- -------------
Twelve month period ending December 31, 1998
Return on Average Assets.......................         .82%       .68%          14
Net Interest Margin............................        2.66%      3.35%          69
Twelve month period ending December 31, 1997
Return on Average Assets.......................         .89%       .80%           9
Net Interest Margin............................        2.66%      3.17%          51

  Provision for Loan Losses. HFI maintains an allowance to provide for probable losses on loans that exist as of the respective balance sheet date. During 1998, HFI recorded provisions for loan losses of $2.5 million verses $.6 million in 1997 and $2.0 million in 1996. The increase in the 1998 provision over 1997 reflects increase of risk caused by an increase in the volumes in commercial lending over 1997, as well as an increase in certain loan concentrations. The provision recorded in 1997 is less than that recorded in 1996, as HFI assumed additional losses from the acquisition of First Federal in 1996.

  Management reviews loan delinquencies continuously and performs an analysis of loan quality quarterly. As part of this analysis the Bank classifies assets to determine the adequacy of its allowance for loan loss and adjusts the allowance accordingly. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additional provisions for loan losses based on their judgment about information available to them at the time of their examination. A detailed discussion of the Allowance for Loan Losses is presented in the "Asset Quality" section which appears later in this report.

Non-Interest Income

  Table 3 presents a summary of the changes in non-interest income for the two-year period ended December 31, 1998 (All dollar amounts presented in table are in 000's).

                                   1998/1997                1997/1996
                             ----------------------  -----------------------
                              1998   Change     %     1997   Change     %     1996
                             ------- -------  -----  ------- ------- ------- -------
Service charges on
 deposits..................  $ 4,186 $ 2,030   94.2  $ 2,156 $ 1,224   131.3 $   932
Other service
 charges/commissions/fees..      883    (472) (34.8)   1,355     498    58.1     857
Net servicing income.......      137  (2,046) (93.7)   2,183     861    65.1   1,322
Gain (loss) on sale of
 mortgage backed
 securities, net...........    2,199  (1,377) (38.5)   3,576   4,797   392.9  (1,221)
Gain on sale of other
 securities, net...........    2,385   1,904  395.8      481     444 1,200.0      37
Gain (loss) on sale of
 loans, net................    5,020   2,548  103.1    2,472     609    32.7   1,863
Other......................      735  (1,601) (68.5)   2,336   2,130 1,034.0     206
                             ------- -------  -----  ------- ------- ------- -------
 Total.....................  $15,545 $   986    6.8  $14,559 $10,563   264.3 $ 3,996
                             ======= =======  =====  ======= ======= ======= =======

  Non-interest income totaled $15.5 million in 1998, which represents an increase of $1.0 million, or 6.8% from the $14.6 million recorded in 1997. One of the major factors for the increase was a $2.0 million increase in service charges on deposits attributable to increased Automated Teller Machine (ATM) network fees and the continuation of HFI's "High Performance Checking" program. The major thrust of this checking program is delivering a high-quality, profitable line of checking deposit products to a larger share of the Bank's market than had been achieved before 1996. Prevailing interest rate conditions produced mixed results in several categories. The continuation of relatively low mortgage rates produced high levels of mortgage refinancing and a corresponding decrease in net servicing income. Consequently, this category dropped $2.0 million from 1997. The same rate environment produced the opportunity to reposition segments of the loan portfolio and generated gains on the sale of loans of $5.0 million, a net increase of $2.5 million, versus 1997. Gains on the sale of marketable securities totaled $4.6 million, a net gain of $.5 million over 1997, reflecting diminished opportunities in the capital markets. Finally, other income dropped $1.6 million reflecting the 1997 recognition of a $1.6 million partial fraud recovery associated with the Bank's 1996 acquisition of First Harrisburg Bancorp.

  Non-interest income totaled $14.6 million in 1997, which represents an increase of $10.6 million, or 264.3%, from the $4.0 million recorded in 1996. Gains on sales of marketable securities accounted for $5.2 million of the increase, with total net gains of $4.1 million resulting from investment portfolio management, including sales as market opportunities warranted. An additional $1.6 million of the increase in non-interest income in 1997 resulted from a one-time partial recovery of fraud losses recorded in 1996 in association with the Bank's 1996 acquisition of First Harrisburg Bancor. The Bank also recorded an increase of $1.7 million in its combined service charges and fee income during 1997. This increase in service charge and fee income resulted primarily from the expansion of the Bank's ATM network and from growth associated with the Bank's "High Performance Checking" program. Net loan servicing income also increased substantially, contributing $.9 million to the total increase in non-interest income in 1997.

  HFI's strategic initiatives include continued focus on growing non-interest revenue streams and the relative contribution of non-interest income to HFI's earnings. Management's goal is to increase contributions of non-interest income in 1999 from the ongoing expansion of the Bank's ATM network and from increased surcharging of non-customers using the Bank's ATMs. In 1999, management also expects continued significant growth in, and increasing service charge and product cross-selling revenue from, its High Performance Checking program. Finally, in 1999 HFI intends to continue its trust and asset management operation and expand into insurance product sales through the start up of an insurance operation housed in the First Harrisburg Service Corporation subsidiary. Management does not anticipate a material contribution to earnings in 1999 from fiduciary services or insurance sales.

  Non-interest expense. Table 4 presents a summary of the changes in non-interest expense for the two year period ended December 31, 1998 (All dollar amounts presented in table are in 000's).

                               1998/1997                1997/1996
                          ----------------------  -----------------------
                           1998    Change    %     1997    Change     %     1996
                          -------  ------  -----  -------  -------  -----  -------
Salaries and Benefits...  $22,336  $3,330   17.5  $19,006  $ 4,296   29.2  $14,710
Equipment expense.......    3,300   1,117   51.2    2,183      536   32.5    1,647
Occupancy expense.......    3,012     126    4.4    2,886      419   17.0    2,467
Advertising and public
 relations..............    2,047     (44)  (2.1)   2,091      546   35.3    1,545
FDIC insurance..........      696     (55)  (7.3)     751   (8,554) (91.9)   9,305
Director fees...........      322     (11)  (3.3)     333       26    8.5      307
(Income) from real
 estate operations......     (554)    216  (28.1)    (770)    (415) 116.9     (355)
Amortization and write-
 off of intangibles.....    2,487      94    3.9    2,393      286   13.6    2,107
Non-operational loss....      --      --     --       --    (4,305)   N/A    4,305
Other...................    9,683   2,708   38.8    6,975      826   13.4    6,149
                          -------  ------  -----  -------  -------  -----  -------
 Total..................  $43,329  $7,481   20.9  $35,848   (6,339) (15.0) $42,187
                          =======  ======  =====  =======  =======  =====  =======

  During 1998, HFI incurred non-interest expense of $43.3 million. This is an increase of $7.5 million, or 20.9%, from the $35.9 million recorded in 1997. There are three major factors responsible for this change. First, salaries and benefits increased $3.3 million, or 17.5%. This increase represents salary and benefit expenditures for the acquisition of staff to support HFI's transition to a full service community bank. Second, equipment expense increased by $1.1 million, or 51.2%, primarily because of higher depreciation expense associated with the new mainframe computer system installed in November 1997. The final factor is a $2.7 million, or 38.8%, increase in other non-interest expense. This increase is attributable, in part, to the following factors: a $.3 million prepayment penalty for the prepayment of an FHLB advance, $.6 million for increased telephone, supplies and postage for increased branch activity and promotional campaigns, $.4 million associated with the enhanced ATM network processing support costs, $.3 million for legal and consulting fees incurred in a proposed stock offering and the acceleration of the amortization HFI's organizational costs, a $.1 million increase in training expense, and a $.2 million valuation write down for the mortgage banking subsidiary's (AVSTAR) loans held for sale.

  During 1997, HFI recorded non-interest expense of $35.8 million. This represents a decrease of $6.3 million, or 15.0%, from $42.2 million of non-interest expense recorded in 1996. During 1996, two significant one-time charges were recorded, including a $7.0 million expense for the Bank's portion of the SAIF recapitalization and a $4.3 million fraud loss in connection with the acquisition of First Harrisburg. Offsetting the decrease in total non-interest expense in 1997 was an increase of $4.3 million in salaries and benefits expense. This increase in salaries and benefits expense was comprised of a $2.6 million increase in salaries and wages, a $1.1 million increase in stock compensation expense, and a $.6 million increase in benefits expense. Within the salaries and wages category, approximately $1.0 million reflected one-time compensation settlements effected with the change in the Chief Executive Officer position in the fourth quarter of 1997. Also, the $1.1 million increase in stock compensation expense was due almost entirely to the accounting effect of the increase in market value of HFI's common stock during 1997. HFI also recorded an additional $1.0 million in equipment expense and other costs associated with its major 1997 investments in information technology.

  Provision for income taxes. The income tax provision totaled $7.3 million in 1998, which represents a decrease of $1.0 million from the $8.3 million recorded in 1997. The income tax provisions for 1998 resulted in an effective tax rate of 27.5% on income before taxes of $26.5 million. HFI's 1998 effective tax rate was lower than the statutory rate, primarily due to HFI's significant investment in tax-advantaged loans and marketable securities including municipal bonds and certain preferred equities. Management intends to continue the use of tax-advantaged investments and other tax saving strategies in 1999 to protect HFI's earnings.

  The income tax provision totaled $8.3 million in 1997, which represents an increase of $8.8 million from the $.5 million of income tax benefit recorded in 1996. The income tax provision for 1997 produced an effective tax rate of 31.9% on income before taxes of $26.1 million. HFI's investment in tax-free marketable securities was the primary reason for HFI's effective rate being lower than the statutory rate.

  Discussion of Market Risk. The financial condition and results of HFI are impacted by three primary market risk factors: interest rate risk, credit risk and concentration risk. These risk factors are discussed below based on management's belief as to the order of potential impact to the Bank's earnings and capital, from most critical to least critical.

  Interest Rate Risk. HFI's primary component of market risk currently is interest rate volatility. Virtually all of HFI's interest rate risk exposure lies with the Bank because all of HFI's interest-bearing liabilities and almost all of its interest-earning assets are located at the Bank level. Fluctuations in market interest rates will impact both the level of net interest income and the market value of virtually all of HFI's assets and liabilities. In addition to interest rate risk associated with loans and deposits, HFI manages interest rate risk associated with the Bank's significant leverage portfolios. The Bank's leverage portfolios include large investments in marketable securities, which are funded through wholesale borrowings, most of which are matched funded.

  Management employs an Asset/Liability Committee (ALCO), which meets at least monthly to manage its interest rate risk exposure. HFI primarily employs dynamic GAP analysis and Net Interest Income Volatility ("NII") analysis to assist in the management of interest rate risk. In the context of this discussion, dynamic GAP refers to the Bank's refinement of standard repricing analysis procedures to include anticipated prepayments, option calls, and other factors not normally employed in static GAP analysis. HFI's standard ALCO procedures include a review of monthly GAP results. Table 6, in "Financial Condition" presents the Bank's GAP position as of December 31, 1998. As of this date, the Bank's cumulative one-year GAP and three-year GAP ratios were asset sensitive at 6.6% and 14.2%, respectively. Management attributes this asset sensitivity to the effect of certain assumed option calls on specific marketable securities and to assumed accelerated prepayments on mortgage loans and mortgage-backed securities. These assumptions reflect the low long-term interest rates existing in the market at December 31, 1998.

  NII volatility analysis is employed to measure the probable effect of significant changes in market interest rates upon HFI's projected net interest income. Management considers one-year and two-year projections for NII volatility to be most relevant for managing HFI's interest rate risk exposure. HFI's standard ALCO procedures include a review of monthly analysis results for NII volatility. Using HFI's asset and liability portfolios as of December 31, 1998, management projects net interest income during 1999 to fluctuate $(1.2) million, or (1.9)% if market rates decrease 200 basis points over the next twelve months and to fluctuate $(2.6) million, or (4.0)% if market rates increase 200 basis points over the next twelve months. These NII volatility values are within the thresholds established by the Board of Directors for market rate shocks.

Rate Scenarios                           -200 bp  -100 bp  0 bp  +100 bp +200 bp
--------------                           -------  -------  ----  ------- -------
Absolute Change in NII..................  -$1.2     $0.2   $0.0    $1.2   -$2.6
Relative Change in NII..................   -1.9%     0.3%   0.0%    1.8%   -4.0%
Board of Directors Limit (%)............ -20.00%  -10.00%  0.00%  10.00%  20.00%

  Credit Risk. Virtually all of HFI's credit risk lies with the Bank, which holds all of HFI's loan assets and virtually all if its marketable securities. Due to underwriting standards and credit and collections management, the Bank's experience in credit losses has been satisfactory. The Bank follows a comprehensive loan policy which details credit underwriting, credit management and loan loss provisioning techniques. With regard to its marketable securities portfolio, at December 31, 1998 over 85% of the marketable securities in HFI's portfolio were rated "AAA", with the remainder rated "AA" or "A". At December 31, 1997 over 95% of the marketable securities in HFI's portfolio were rated "AAA", with the remainder rated "AA" or "A".

  Concentration Risk--Geographic. HFI's primary market area includes the five central Pennsylvania counties of Dauphin, Cumberland, York, Lancaster, and Lebanon and the northern Maryland county of Washington. With the exception of the Bank's manufactured home loan portfolio and a small investment in loans by its subsidiary AVSTAR Mortgage Corporation, virtually all of the Bank's loans and deposits are dependent on this primary market area. The southcentral Pennsylvania and northern Maryland area has enjoyed a strong, well-diversified, and stable economy for many years relative to the general economic conditions experienced in the Northeastern United States and the nation as a whole. Currently, the Bank's primary market area does not appear to be exhibiting signs of economic deterioration. Should such economic stress become evident, however, the Bank's loan and deposit portfolios and operations could be adversely impacted.

  Concentration Risk--Major Creditor. The Bank relies heavily on wholesale borrowings to support its leveraged investment strategies. As discussed in previous sections of this report, these strategies have significantly enhanced the Corporation's return to its shareholders. As presented in detail in the "Borrowings" section of this report, a significant portion of the Bank's wholesale borrowings are placed with the Federal Home Loan Bank of Pittsburgh (the "FHLB"). If the Bank's maximum borrowing capacity with the FHLB were to be encumbered in the future, through statutory restrictions that do not exist at this time or through other means, the Bank's leveraged investment strategies would be impacted to some degree. However, given the quality of the Bank's assets pledged as collateral to support wholesale borrowings, management believes the Bank would be able to expand its placement of borrowings with other primary borrowing sources. Management anticipates that such a shift in borrowing sources would result in, at worst, only modest potential decreases in net interest income from wholesale leveraging activities. Management is not aware of any contemplated regulatory actions that indicate the Bank's borrowing capacity at the FHLB might become restricted to less than the maximum capacity disclosed in the section titled "Borrowings" which appears later in this report.

  Sources and Uses of Funds. HFI's operating activities generated cash totaling $11.6 million in 1998. In addition to cash flows from operations, HFI generates and uses cash in its investing and financing activities. During 1998, HFI's cash flows from investing activities resulted in a net use of cash of $246.0 million, which included a net use of cash in securities transactions totaling $72.0 million and a net use of cash from loan transactions totaling $168.9 million. During 1998, HFI's financing activities provided net cash of $266.6 million, including a net increase in deposits totaling $59.1 million and an increase from borrowing activities totaling $215.3 million, which were partially offset by treasury stock purchases of $6.0 million.

  HFI's operating activities generated cash totaling $17.0 million in 1997. In addition to cash flows from operations, HFI generates and uses cash in its investing and financing activities. During 1997, HFI's cash flows from investing activities resulted in a net use of cash of $427.7 million, which included a net use of cash in securities transactions totaling $355.0 million and a net use of cash from loan transactions totaling $68.2 million. During 1997, HFI's financing activities provided net cash of $405.5 million , including a net decrease in deposits totaling $27.2 million and an increase from borrowing activities totaling $433.3 million.

Table 5 Capital Analysis (All dollar amounts presented in table are in 000's)

                                                            At December 31,
                                                         ----------------------
                                                            1998        1997
                                                         ----------  ----------
Harris Financial, Inc. (HFI)
Capital:
  Tier 1 capital........................................ $  164,955  $  148,906
  Tier 2 capital........................................     14,202       8,192
                                                         ----------  ----------
    Total capital....................................... $  179,157  $  157,098
                                                         ==========  ==========
Total risk-weighted assets.............................. $1,489,494  $1,149,538
                                                         ==========  ==========
Ratios:
  Tier 1 capital to risk-weighted assets................       11.1%       13.0%
  Tier 2 capital to risk-weighted assets................        0.9%        0.7%
                                                         ----------  ----------
    Total capitals to risk-weighted assets..............       12.0%       13.7%
                                                         ==========  ==========
Leverage ratio..........................................        6.8%        6.8%
                                                         ==========  ==========
                                                            At December 31,
                                                         ----------------------
                                                            1998        1997
                                                         ----------  ----------
Harris Savings Bank (HSB)
Capital:
  Tier 1 capital........................................    160,317     138,919
  Tier 2 capital........................................     14,346       8,192
                                                         ----------  ----------
    Total capital.......................................    174,663     147,111
                                                         ==========  ==========
Total risk-weighted assets..............................  1,485,982   1,143,235
                                                         ==========  ==========
Ratios:
  Tier 1 capital to risk-weighted assets................       10.8%       12.1%
  Tier 2 capital to risk-weighted assets................        1.0%        0.8%
                                                         ----------  ----------
    Total capital to risk-weighted assets...............       11.8%       12.9%
                                                         ==========  ==========
Leverage ratio..........................................        6.6%        6.4%
                                                         ==========  ==========

  Under FDIC capital definitions, leverage capital is composed of equity capital reduced by goodwill and other intangible assets. The leverage ratio equals leverage capital divided by total assets. Under FDIC capital definitions, risk-based capital is composed of Tier 1 and Tier 2 capital. Tier 1 capital equates to leverage capital and Tier 2 capital includes the allowance for loan losses and qualifying debt obligations. The risk-based capital ratio equals the total of Tier 1 and Tier 2 capital divided by total risk-weighted assets. HFI and the Bank, as an FDIC-insured institution, must maintain minimum levels of capital under regulations of the FDIC and the Department.

  Shareholders' equity increased $10.9 million, or 6.1%, in 1998. This increase included capital additions of $19.2 million from net income, $1.2 million from earned ESOP and RRP shares, and $.7 million in exercised stock options. Offsetting these capital additions in 1998 were the repurchase of $6.0 million in treasury stock, $2.6 million from a net decrease in the market value, net of tax effect, of the available-for-sale securities portfolio, and $1.9 million of dividends declared to stockholders. For 1998, the ratio of average equity to average assets was 7.9%.

  Shareholders' equity increased $26.3 million, or 17.2%, in 1997. This increase included capital additions of $17.8 million from net income, $7.1million from a net increase in the market value, net of tax effect, of the available-for-sale securities portfolio, and $2.4 million from earned ESOP and RRP shares. Offsetting these capital additions in 1997 were $1.5 million of dividends declared to stockholders. For 1997, the ratio of average equity to average assets was 8.2%.

  Interest Rate Sensitivity. The largest component of HFI's net income is net interest income, which HFI attempts to maximize by properly managing a variety of risks, including interest rate risk, credit risk, liquidity risk, and various other market risks. This section discusses, in detail, HFI's exposure to, and management of, its interest rate risk.

  Virtually all of HFI's interest rate risk exposure lies at the Bank level and the Bank manages this exposure primarily through its Asset/Liability Management Committee (ALCO). ALCO meets at least monthly to review the Bank's current and projected interest rate risk position; monitor current asset and liability products, interest rates, and associated risks. The ALCO communicates regularly and directly to the Bank's Board of Directors on all matters relative to interest rate risk exposure. ALCO primarily uses three tools to measure the Bank's interest rate risk exposure including a standard repricing analysis (GAP), net interest income analysis (NII) and, to a lesser extent, market value of portfolio equity analysis (MVPE). Of the three measures, the Bank places the greatest emphasis on NII volatility simulations. The Bank maintains an interest rate risk policy, which establishes acceptable limits and ranges for the GAP, NII, and MVPE positions. ALCO monitors the various interest rate risk measures in light of current and expected market conditions and approves desired asset and liability transactions and offerings accordingly. The Bank also sells a significant portion of its conforming 30-year mortgage loan originations to mitigate its interest rate risk exposure. In addition, the Bank's investment and borrowing activities are managed to mitigate the Bank's overall interest rate risk profile.

  Table 6 sets forth in detail the amounts of the Bank's interest-earning assets and interest-bearing liabilities at December 31, 1998, which are anticipated by the Bank to mature or reprice in each of the future time periods shown.

Table 6 Gap Analysis (All dollar amounts presented in table are in 000's)

                                                     At December 31, 1998
                          ----------------------------------------------------------------------------------
                                              More Than       More Than
                             One Year         One Yr to      Three Yrs to      More Than
                              or Less        Three Yrs.        Five Yrs         5 Yrs.            Total
                          ----------------  --------------  ---------------  --------------  ---------------
                           Balance    Rate  Balance   Rate   Balance   Rate  Balance   Rate   Balance   Rate
                          ----------  ----  --------  ----  ---------  ----  --------  ----  ---------- ----
Interest Earning Assets:
Cash and cash
 equivalents............  $   22,423  4.91% $    --   0.00% $     --   0.00% $ 34,318  0.00% $   56,741 1.94%
Marketable
 securities(1)(3).......     601,468  6.53%  242,448  7.42%    89,352  7.34%  328,428  6.88%  1,261,696 6.85%
Commercial loans........     148,348  7.79%   26,878  7.31%    16,647  7.25%   11,713  7.15%    203,586 7.65%
Mortgage loans(2).......     151,850  7.16%  198,903  7.07%   113,402  6.98%  138,276  6.95%    602,431 7.05%
Loans held for sale(2)..      14,418  6.88%      --   0.00%       --   0.00%      --   0.00%     14,418 6.88%
Consumer loans..........     142,699  8.94%   61,589  8.79%    23,470  8.94%   21,957  8.70%    249,715 8.88%
                          ----------  ----  --------  ----  ---------  ----  --------  ----  ---------- ----
 Total interest-earning
  assets................  $1,081,206  7.08% $529,818  7.44% $ 242,871  7.32% $534,692  6.54% $2,388,587 7.06%
                          ----------  ----  --------  ----  ---------  ----  --------  ----  ---------- ----
Interest Bearing
 Liabilities:
Savings accounts........  $      --   0.00% $    --   0.00% $     --   0.00% $143,462  2.10% $  143,462 2.10%
Interest bearing
 NOW accounts...........         --   0.00%      --   0.00%       --   0.00%   86,906  1.10%     86,906 1.10%
Non-interest bearing
 accounts...............         --   0.00%      --   0.00%       --   0.00%   57,784  0.00%     57,784 0.00%
Money market accounts
 (variable).............     152,057  4.00%      --   0.00%       --   0.00%      --   0.00%    152,057 4.00%
Time deposits...........     493,471  5.20%  215,770  5.71%    50,789  5.83%    5,140  5.12%    765,170 5.39%
Escrow..................         --   0.00%      --   0.00%       --   0.00%    7,906  1.75%      7,906 1.75%
Other borrowings........     270,879  5.11%  125,000  5.98%   363,375  5.55%  310,000  5.06%  1,069,254 5.35%
                          ----------  ----  --------  ----  ---------  ----  --------  ----  ---------- ----
 Total interest-bearing
  liabilities...........  $  916,407  4.97% $340,770  5.81% $ 414,164  5.58% $611,198  3.28% $2,282,539 4.76%
                          ----------  ----  --------  ----  ---------  ----  --------  ----  ---------- ----
Interest sensitivity gap
 per period.............  $  164,799        $189,048        $(171,293)       $(76,506)       $  106,048
                          ----------        --------        ---------        --------        ----------
Cumulative interest
 Sensitivity gap........  $  164,799        $353,847        $ 182,554        $106,048
                          ----------        --------        ---------        --------
Cumulative Interest
 Sensitivity Gap As a
 Percent of total
 assets.................        6.60%          14.17%            7.31%           4.25%
                          ----------        --------        ---------        --------
Cumulative Net Interest-
 Earning Assets as a
 Percentage of Net
 Interest-Bearing
 Liabilities............      117.98%         128.15%          110.92%         104.65%
                          ----------        --------        ---------        --------

--------
(1) Book value (net of allowance for sale adjustment) of investment portfolio.
(2) Excludes deferred loan costs and fees.
(3) Includes amounts presentd on a tax-equivalent basis.

  Generally, the amount of assets and liabilities shown in Table 6 were determined based upon the contractual terms of the underlying financial instruments. However, certain instruments have been presented based on the estimated effects of general repricing and prepayment assumptions. In the current economic environment, refinancing activity is expected to slow from recent levels, but still remain above historical norms. Accelerated prepayment speeds have been assumed for both mortgage loans and mortgage-backed securities. Also, certain seasoned marketable securities exhibiting a high probability of being called prior to maturity have been assumed to be called at their first call date. Also, certain preferred equities and municipal bonds are assumed to be called on their first call date. Consumer loans are also assumed to prepay at above average speeds. Time deposits, money market accounts, escrow accounts, and wholesale borrowed funds reflect the contractual maturities of the underlying deposits. Remaining transaction accounts and most of the Bank's short-term savings accounts are considered not to be interest rate sensitive, and are assumed to mature beyond five years.

  Marketable Securities. HFI maintains its marketable securities portfolio to manage risks, leverage capital to provide additional earnings, and provide liquidity. Management considers the marketable securities portfolio to be a critical tool for risk management. HFI's investment policy currently provides for held-to-maturity, available-for-sale, and trading portfolios as defined by Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). However, the Bank currently does not engage in trading portfolio activities and, during 1998, discontinued the use of the held-to-maturity portfolio by selling certain assets from the held-to-maturity portfolio and transferring the remainder to the available-for-sale portfolio. HFI recorded net unrealized after-tax investment gains of $8.1 million and $10.7 million as of December 31, 1998 and 1997, respectively.

  The fair market value of the investment portfolio (includes total marketable securities and other interest-earning-investments) was $1,297.3 million at December 31, 1998, up $85.1 million, or 7.0% from $1,212.2 million at December 31, 1997. This growth was accomplished through the continuation of HFI's leverage strategy. Leveraged investments grew $174.7 million, or 25.5%, to $859.3 million at December 31, 1998 from $684.6 million at December 31, 1997.

  The fair market value of the investment portfolio (includes total marketable securities and other interest-earning-investments) was $1,212.2 million at December 31, 1997, up $377.5 million, or 45.2%, from $834.7 million at December 31, 1996. This growth was primarily the result of HFI's aggressive leverage strategy which saw leveraged investments grow $474.5 million, or 225.8%, to $684.6 million at December 31, 1997 from $210.1 million at December 31, 1996.

  During 1998 and 1997, HFI continued to use tax-advantaged instruments to enhance its earnings. The fair market value of tax-advantaged investments was $234.6 million as of December 31, 1998, consisting of $119.2 million of municipal bonds and $115.4 million of preferred equity investments. The fair market value of tax-advantaged investments was $222.4 million as of December 31, 1997, consisting of $114.0 million of municipal bonds and $108.4 million of preferred equity investments. On a nontaxable equivalent basis, the weighted average yield on the total investment portfolio was 6.50% at December 31, 1998 compared to 6.59% on December 31, 1997. Also, management continues to emphasize flexibility and liquidity in its investment portfolio as evidenced by the discontinuance of the held-to-maturity portfolio. Additionally, management used the Harris Delaware Corp. and Harris Financial, Inc. portfolios to facilitate the management of risks and after-tax returns.

  In January 1998, the remaining held-to-maturity portfolio with a book value of $96.4 million was transferred to the available-for-sale segment of the portfolio and $63.0 million of the amount transferred was subsequently sold for a gain of $1.4 million. The market value of these securities at the time of transfer was $97.5 million. The sale of these securities was executed in order to improve HFI's interest rate risk profile and to align the portfolio with HFI's current investment strategies. Under generally accepted accounting principles, the sale of these securities eliminated HFI's ability to use the held-to-maturity classification of these securities for a period of at least two years.

Table 7 Analysis of Investments (All dollar amounts presented in table are in 000's)

  The table below sets forth certain information regarding the carrying value, weighted average yields and maturities of HFI's marketable securities, including available-for-sale securities, at December 31, 1998. The stratification of balances is based on expected maturities which may differ from contractual maturities.

                                                              At December 31, 1998
                   ----------------------------------------------------------------------------------------------------------
                        One Year      After One Through  After Five Through
                        or Less           Five Years         Ten Years        Over Ten Years               Total
                   ------------------ ------------------ ------------------ ------------------ ------------------------------
                             Weighted           Weighted           Weighted           Weighted                       Weighted
                   Amortized Average  Amortized Average  Amortized Average  Amortized Average  Amortized    Market   Average
                     Cost     Yield     Cost     Yield     Cost     Yield     Cost     Yield      Cost      Value     Yield
                   --------- -------- --------- -------- --------- -------- --------- -------- ---------- ---------- --------
Held-to-maturity:
Total securities
 held-to-
 maturity........  $     --    0.00%  $     --    0.00%  $     --    0.00%  $     --    0.00%  $       -- $       --   0.00%
                   --------    ----   --------    ----   --------    ----   --------    ----   ---------- ----------   ----
Available-for-
 sale:
U.S. government
 and agency
 obligations.....  $181,593    6.86%  $109,011    6.46%  $    500    6.15%  $  7,143    6.96%  $  298,247 $  299,196   6.71%
Corporate bonds..     2,301    8.08%    34,239    6.43%   112,191    6.42%       --     0.00%     148,731    142,240   6.45%
Municipal
 securities(2)...     2,086    5.52%    58,997    5.96%    48,539    5.71%     3,935    4.99%     113,557    119,233   5.81%
Equity(1)(2).....    11,873    6.72%    95,070    6.35%       --        0%    43,039    6.40%     149,982    161,344   6.39%
Asset-backed
 securities......       --        0%       --     0.00%    15,146    6.38%       --     0.00%      15,146     15,661   6.38%
Mortgage-backed
 securities(3):
 FHLMC PC's......       --        0%       --     0.00%        45    8.37%     1,376    8.24%       1,421      1,494   8.25%
 FNMA CMO's......       --        0%       --     0.00%       --     0.00%   104,276    6.19%     104,276    105,864   6.19%
 FHLMC CMO's.....       --        0%     6,909    6.07%       --     0.00%    68,228    6.69%      75,137     75,157   6.64%
 Private issue
  CMO's..........       --        0%    24,969    6.51%    34,658    6.32%   295,572    6.72%     355,199    354,648   6.66%
                   --------    ----   --------    ----   --------    ----   --------    ----   ---------- ----------   ----
 Total mortgage-
  backed
  securities.....       --        0%    31,878    6.41%    34,703    6.32%   469,452    6.60%     536,033    537,163   6.57%
                   --------    ----   --------    ----   --------    ----   --------    ----   ---------- ----------   ----
 Total securities
  available-for-
  sale...........   197,853    6.85%   329,195    6.33%   211,079    6.24%   523,569    6.58%   1,261,696  1,274,837   6.50%
                   --------    ----   --------    ----   --------    ----   --------    ----   ---------- ----------   ----
 Total marketable
  securities.....  $197,853    6.85%  $329,195    6.33%  $211,079    6.24%  $523,569    6.58%  $1,261,696 $1,274,837   6.50%
                   ========    ====   ========    ====   ========    ====   ========    ====   ========== ==========   ====

-------
(1) Includes FHLMC, FNMA, and FHLB stocks
(2) The yield on municipal obligations and certain equity issues have not been computed on a tax equivalent basis
(3) Based on current prepayment trends, $383.0 million of mortgage-backed securities are anticipated to prepay or reprice within three years

Table 8 Composition of Marketable Securities Portfolios (All dollar amounts presented in table are in 000's)

  The following table sets forth certain information regarding the amortized cost and fair values of HFI's marketable securities portfolio at December 31, 1998 and 1997:

                                            1998                  1997
                                    --------------------- ---------------------
                                    Amortized     Fair    Amortized     Fair
                                       Cost      Value       Cost      Value
                                    ---------- ---------- ---------- ----------
Held-to-maturity:
U.S. Government and agencies....... $      --  $      --  $   67,933 $   68,651
FHLB certificates of deposit.......        --         --         --         --
Mortgage-backed securities:
  FNMA PC's........................        --         --       4,050      4,150
  FHLMC PC's.......................        --         --         --         --
  FNMA CMO's.......................        --         --         --         --
  FHLMC CMO's......................        --         --         --         --
  Private Issue CMO's..............        --         --      24,429     24,744
                                    ---------- ---------- ---------- ----------
    Total mortgage-backed
     securities....................        --         --      28,479     28,894
                                    ---------- ---------- ---------- ----------
    Total securities held-to-
     maturity...................... $      --  $      --  $   96,412 $   97,545
                                    ---------- ---------- ---------- ----------
Available-for-sale:
U.S. Government and agencies....... $  298,247 $  299,196 $  184,033 $  184,503
Corporate bonds....................    148,731    142,240     20,117     20,115
Municipal securities...............    113,557    119,233    109,351    114,023
Equity.............................    149,982    161,344    146,829    154,817
Asset-backed securities............     15,146     15,661     24,551     24,837
Mortgage-backed securities:
  FHLMC PC's.......................      1,421      1,494      2,920      3,066
  FNMA CMO's.......................    104,276    105,864    151,067    152,433
  FHLMC CMO's......................     75,137     75,157    272,927    274,281
  Private issue CMO's..............    355,199    354,648    173,419    174,707
                                    ---------- ---------- ---------- ----------
    Total mortgage-backed
     securities....................    536,033    537,163    600,333    604,487
                                    ---------- ---------- ---------- ----------
    Total securities available-for-
     sale.......................... $1,261,696 $1,274,837 $1,085,214 $1,102,782
                                    ---------- ---------- ---------- ----------
  Other interest-earning
   securities:
  FHLB daily investment............ $   22,423 $   22,423 $   11,840 $   11,840
                                    ---------- ---------- ---------- ----------
    Total marketable securities and
     interest-bearing-
     investments................... $1,284,119 $1,297,260 $1,193,466 $1,212,167
                                    ========== ========== ========== ==========

  HFI maintains a significant investment in mortgage-backed securities, including primarily floating-rate and fixed rate collateralized mortgage obligations ("CMO's"). A portion of these mortgage-backed securities are directly insured or guaranteed by the FHLMC and FNMA; however, HFI does maintain a substantial investment in private label (non-agency) CMO's. At their acquisition date, all of HFI's CMO's passed established Federal Financial Institution Examination Council standards ("the FFIEC test") for investment by regulated financial institutions. At December 31, 1998, $150.2 million (fair market value) of CMO instruments held by HFI did not pass the FFIEC test in the low interest rate environment existing at that time. Management continues to monitor these securities but believes that their performance has not been impaired.

  Loans. As previously discussed in the "Results of Operations" section of this report, HFI has been engaged during 1998 and 1997 in converting its operations from those traditionally performed by a savings banks to those of a full-service financial institution. All of HFI's lending operations are conducted by the Bank. As a savings bank, the Bank primarily originated and invested in residential mortgage loans and real estate-secured consumer loans. As part of its strategic conversion, HFI has increased its focus on originating and investing in commercial loans. During 1998 and 1997, the Bank continued to rank as a top residential mortgage originator in its primary market area but substantially decreased its investment in residential mortgage loan assets as a percent of total assets. The Bank also emphasizes consumer loans, including home equity lines of credit and second mortgage loans, as well as multi-family residential mortgage loans and commercial real estate mortgage loans. The Bank offers its loan products with fixed and adjustable interest rates and a wide variety of repayment terms. With the increase in emphasis on commercial lending, the Bank's ongoing credit risk exposure has increased relative to years before 1996. The "Asset Quality" discussion that follows this section presents a detailed discussion of the Bank's credit risk exposure. Also, the Bank's loan portfolios include primarily loans to borrowers within the central Pennsylvania region. The Bank's geographic concentration risk was discussed in "Discussion of Market Risks".

  The Bank increased its total loan origination activity in 1998 as compared to 1997. During 1998, the Bank originated mortgage loans totaling $476.7 million, commercial loans totaling $182.1 million, and consumer loans totaling $103.3 million. This compares favorably to 1997, during which the Bank originated mortgage loans totaling $276.1 million, commercial loans totaling $48.9 million, and consumer loans totaling $61.4 million. Management attributes the increase in mortgage loan originations in 1998 to a combination of aggressive mortgage loan marketing by the Bank and its mortgage banking subsidiary AVSTAR, as well as a favorable interest rate environment. The increase in commercial loans was due primarily to expansion of the Business Banking operation and related marketing efforts. The increase in consumer loan originations can be attributed primarily to increased sale incentives and niche marketing in this portfolio segment.

Table 9 Loan Composition (All dollar amounts presented in table are in 000's)

                                           At December 31,
                         -----------------------------------------------------
                                1998              1997             1996
                         ------------------ ---------------- -----------------
                                    Percent          Percent           Percent
                                      of               of                of
                           Amount    Total   Amount   Total   Amount    Total
                         ---------- ------- -------- ------- --------  -------
Mortgage Loans:
One-to-four family...... $  566,438  53.65% $539,248  60.34% $514,694   62.31%
Construction (1)........     29,032   2.76%   35,209   3.94%   25,647    3.11%
Other...................      6,962   0.66%    1,605   0.19%   21,777    2.63%
                         ---------- ------- -------- ------- --------  -------
  Total mortgage loans..    602,432  57.07%  576,062  64.47%  562,118   68.05%
                         ---------- ------- -------- ------- --------  -------
Commercial Loans:
  Total commercial
   loans................    203,585  19.28%   81,255   9.09%   38,935    4.71%
                         ---------- ------- -------- ------- --------  -------
Consumer and other
 loans:
Mobile home.............     63,758   6.04%   71,356   7.98%   65,794    7.97%
Home equity and second
 mortgage...............    155,310  14.71%  155,861  17.44%  153,464   18.58%
Other...................     30,647   2.90%    9,097   1.02%    5,672    0.69%
                         ---------- ------- -------- ------- --------  -------
  Total consumer and
   other loans..........    249,715  23.65%  236,314  26.44%  224,930   27.24%
                         ---------- ------- -------- ------- --------  -------
  Loans receivable,
   gross................  1,055,732 100.00%  893,631 100.00%  825,983  100.00%
                         ---------- ------- -------- ------- --------  -------
Plus:
Dealer reserves.........     13,996           14,504           13,880
Less:
Unearned discounts......        471              855             (327)
Net deferred loans
 origination fees.......      8,527            8,182            7,952
Allowance for loan
 losses.................      9,088            8,192            8,322
                         ---------- ------- -------- ------- --------  -------
                             18,086           17,229           15,947
                         ---------- ------- -------- ------- --------  -------
  Loans receivable,
   net.................. $1,051,642         $890,906         $823,916
                         ========== ======= ======== ======= ========  =======
Mortgage Loans:
ARM..................... $   65,725  10.91% $ 90,615  15.73% $128,669   22.89%
Fixed-rate..............    536,707  89.09%  485,447  84.27%  433,449   77.11%
                         ---------- ------- -------- ------- --------  -------
  Total mortgage loans.. $  602,432 100.00% $576,062 100.00% $562,118  100.00%
                         ========== ======= ======== ======= ========  =======

--------
(1) Net of undisbursed portion of $37,319, $29,338 and $27,401 at December 31, 1998, 1997 and 1996, respectively,

Table 10 Loan Maturity Repricing (All dollar amounts presented in table are in 000's)

                                  Amounts Due or Repricing at December 31, 1998
                         ---------------------------------------------------------------
                                           After One Year
                                  ---------------------------------
                                   Over One   Over Three              Total
                          Within    Through    Through      Over    After One
                         One Year Three Years Five Years Five Years   Year      Total
                         -------- ----------- ---------- ---------- --------- ----------
                                                      Fixed
                         ---------------------------------------------------------------
Mortgage loans:
One-to-four family...... $  2,954   $ 8,112    $ 20,229   $469,418  $497,759  $  500,713
Construction............    2,105       --          --      26,927    26,927      29,032
Other...................       40       113         282      6,527     6,922       6,962
                         --------   -------    --------   --------  --------  ----------
  Total mortgage loans..    5,099     8,225      20,511    502,872   531,608     536,707
                         --------   -------    --------   --------  --------  ----------
Commercial loans:
  Total commercial
   loans................   21,103     7,464      24,709     38,232    70,405      91,508
                         --------   -------    --------   --------  --------  ----------
Consumer and other
 loans:
Home equity and second
 mortgage...............   37,065     6,604      15,178     84,644   106,426     143,491
Other...................      915     2,544      21,418     69,528    93,490      94,405
                         --------   -------    --------   --------  --------  ----------
  Total consumer and
   other loans..........   37,980     9,148      36,596    154,172   199,916     237,896
                         --------   -------    --------   --------  --------  ----------
                         $ 64,182   $24,837    $ 81,816   $695,276  $801,929  $  866,111
                         --------   -------    --------   --------  --------  ----------
                                                   Adjustable
                         ---------------------------------------------------------------
Mortgage loans:
One-to-four family...... $ 30,477   $27,157    $  5,449   $  2,642  $ 35,248  $   65,725
Construction............      --        --          --         --        --          --
Other...................
                         --------   -------    --------   --------  --------  ----------
  Total mortgage loans..   30,477    27,157       5,449      2,642    35,248      65,725
                         --------   -------    --------   --------  --------  ----------
Commercial loans:
  Total commercial
   loans................   32,329    16,480      52,375     10,893    79,748     112,077
                         --------   -------    --------   --------  --------  ----------
Consumer and other
 loans:
Home equity and second
 mortgage...............   11,532       --          --         287       287      11,819
Other...................      --        --          --         --        --          --
                         --------   -------    --------   --------  --------  ----------
  Total consumer and
   other loans..........   11,532       --          --         287       287      11,819
                         --------   -------    --------   --------  --------  ----------
                         $ 74,338   $43,637    $ 57,824   $ 13,822  $115,283  $  189,621
                         --------   -------    --------   --------  --------  ----------
  Loans receivable,
   gross................ $138,520   $68,474    $139,640   $709,098  $917,212  $1,055,732
                         ========   =======    ========   ========  ========  ==========

  Asset Quality. Virtually all of HFI's credit risk lies with the Bank, which holds all of HFI's loan assets and virtually all of its marketable securities. With regard to its marketable securities portfolio, at December 31, 1998 and 1997, over 85% of the marketable securities in the HFI portfolio were rated "AAA" with the remainder rated "AA" or "A". Although credit losses were higher in 1998, management believes that the Bank's loss experience continues to reflect prudent underwriting activities. As part of its conversion from a savings bank-type operations, the Bank created a Business Banking Group to offer commercial financial products and services to businesses in the Bank's primary market area. This expansion beyond traditional thrift lending such as residential mortgage lending and real estate secured consumer lending has had the effect of increasing the Bank's credit risk exposure. To accommodate this credit risk exposure, management has hired skilled and experienced commercial lending professionals to manage its Business Banking Group. In addition, the Bank has adopted commercial bank underwriting, credit management and loan loss provisioning techniques and hired a senior executive as Chief Credit Officer.

  As part of its credit risk management activities, the Bank follows a policy of continuous credit loss monitoring, including assessment of the adequacy of the allowance for loan losses. The assessment of the adequacy of the allowance for loan losses is based on internal and external factors. The external factors include the general economic condition of the Bank's market area and regulatory guidelines. The internal factors include the current composition of the portfolio, portfolio growth trends, and the current emphasis on commercial lending.

  Quarterly, the commercial loan portfolio is analyzed on an individual loan basis and a specific reserve is developed for each known loss. In addition, the Bank assigns reserves for probable losses which are determined using historical loss experience. The mortgage and consumer portfolios are analyzed in pools of similar loans with similar risk characteristics. Historical losses aid management in determining reserves based on product pools.

  On January 1, 1995, the Bank adopted the provisions of Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114), as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosure" (SFAS
118). SFAS 114 and SFAS 118 address the accounting by creditors for impairment of certain loans. The Statements require that impaired loans that are within the scope of SFAS 114 be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or the loan's market price or the fair value of the collateral if the loan is collateral dependent. SFAS 118 amended the provisions of SFAS 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan and to require additional disclosure on interest income recognition related to impaired loans.

  When a loan is considered to be impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, at the loan's market price or fair value of the collateral if the loan is collateral dependent. Management evaluates its loans individually for impairment. The Bank excludes smaller balance, homogeneous loans such as consumer and residential mortgage loans from the evaluation for impairment. Impairment losses are included in the allowance for loan losses. Impaired loans are charged-off when management determines that the loan is not likely to be collectible. Interest income on impaired loans is generally recorded as payments are collected. Interest on impaired loans that are contractually past due at least ninety days is reserved in accordance with regulatory requirements. At December 31, 1998 and 1997, the Bank had no impaired loans and no required impairment loss reserves.

  Table 11 presents an allocation of the allowance for loan losses by category of loans as of December 31, 1998 and 1997. The reserve for one-to-four family mortgage loans is calculated by applying a reserve factor to the balance of outstanding mortgage loans at the end of the specified period. The reserve factor is adjusted to reflect the impact of actual charge-off history, credit concentrations and delinquency trends. During 1998, the credit risk profile of the mortgage loan portfolio was improved through aggressive credit quality management.

  The reserve for consumer and other loans is calculated by applying a reserve factor to pools of consumer loans bearing similar characteristics. These pools include direct and indirect installment loans, indirect mobile home loans, and the funded portion of individual lines of credit. The reserve factors are adjusted to reflect the impact of actual charge-off history, loan concentrations and delinquency trends. During 1998, the credit risk profile of the consumer and other loan portfolio was improved through aggressive credit quality management.

  The reserve for commercial loans is determined by analyzing the portfolio through the use of a risk rating system. Each commercial loan is given a risk rating consistent with the quality of the asset. Specific reserves may be assigned to loans that have been given the lesser quality ratings based on the severity of the customer's financial condition and an analysis of the probability that a loss may occur. Once the portfolio has been reviewed for specific reserves, the remaining assets are pooled and a reserve is assigned by rating for categories of risk.

The reserve allocated to commercial loans for the year ending December 31, 1998, has increased by $2.7 million over the reserve for the year ending December 31, 1997. This increase is due to an increase in charge-offs incurred on commercial loans, an increase in the number and volume of commercial loans, and an increase in the concentration of credit among several high risk industries.

  The reserve for unfunded commitments represents the Bank's estimation of loss incurred relative to balances committed to customers, but that have yet to be drawn down. The reserve factor assigned to this pool is developed using factors such as credit concentrations and economic conditions. The reserve established for unfunded commitments is classified as a separate liability from the allowance for loan losses.

  During 1998, the methodology used to develop the loan loss reserve was modified. In particular, a reserve was calculated for mobile home loans and unfunded commitments. The reserve for mobile homes is included in the consumer loan category, while the reserve for unfunded commitments is recorded as a separate liability, as stated above. These reserve needs were previously considered, but were included as a component of the unallocated reserve. However, as activity in both of these areas has increased over the last few years, management has deemed it appropriate to develop reserves for these categories. Loan loss allocations for 1997 have been restated to conform with this revised methodology.

Table 11 Allocation of the Allowance for Loan Losses (All dollar amounts presented in table are in 000's)

                                          As of December 31,
                         -----------------------------------------------------
                               1998              1997              1996
                         ----------------- ----------------- -----------------
                                % of Total        % of Total        % of Total
                         Amount   Loans    Amount   Loans    Amount   Loans
                         ------ ---------- ------ ---------- ------ ----------
One-to-four family
 mortgage loans......... $  969   53.65%   $1,352   60.34%   $2,777   62.31%
Commercial loans........  4,909   19.28%    2,160    9.09%    2,720    4.71%
Consumer and other
 loans..................  2,358   27.07%    3,041   30.57%    1,780   32.98%
Unallocated.............    852      N/A    1,639      N/A    1,045      N/A
                         ------  -------   ------  -------   ------  -------
  Total................. $9,088  100.00%   $8,192  100.00%   $8,322  100.00%
                         ======  =======   ======  =======   ======  =======
Unfunded commitments.... $  925            $  422
                         ======            ======

  Table 12 presents an analysis of activity in the Bank's allowance for loan losses for the three year period ended December 31, 1998. Net additions to the allowance during this three-year period totaled $5.1 million, or 56.2%, of the $9.1 million balance in the allowance at December 31, 1998. Charge-offs of loans, net of recoveries, amounted to $1.2 million, $.3 million, and $.8 million for 1998, 1997, and 1996, respectively, and totaled $2.3 million for the three years combined.

Table 12 Analysis of the Allowance for Loan Losses (All dollar amounts presented in table are in 000's)

                                                        At or for the Years
                                                       Ended December 31,(1)
                                                       -----------------------
                                                        1998     1997    1996
                                                       -------  ------  ------
Balance at beginning of period........................ $ 8,192  $8,322  $6,114
Addition due to acquisitions..........................     --      --    1,074
Provision for loan losses.............................   2,540     610   1,957
Provision component related to unfunded commitments...    (503)   (422)    --
Charge-offs:
Commercial............................................    (591)    --      --
One-to-four family mortgage loans.....................    (173)   (341)   (649)
Other mortgage loans..................................     (83)    (19)    (35)
Consumer and other loans..............................    (344)     (8)   (176)
                                                       -------  ------  ------
Total charge-offs.....................................  (1,191)   (368)   (860)
                                                       -------  ------  ------
Recoveries:
Commercial............................................     --      --      --
One-to-four family mortgage loans.....................     --       10      19
Other mortgage loans..................................       2      14     --
Consumer and other loans..............................      48      26      18
                                                       -------  ------  ------
Total recoveries......................................      50      50      37
                                                       -------  ------  ------
Balance at the end of the period...................... $ 9,088  $8,192  $8,322
                                                       =======  ======  ======

--------
(1) During the periods noted, the Bank held no foreign loans.

  Table 13 reflects the Bank's non-performing asset balances as of December 31, 1998, 1997, and 1996. The Bank's policy is to discontinue the accrual of interest on virtually all loans that become at least ninety days delinquent. Unpaid interest is charged against income at the time a loan is placed on non-accrual status. Foreclosed real estate, including properties that are held for investment, are also included in non-performing assets.

  Foreclosed real estate includes $6.0 million, $6.0 million, and $5.9 million as of December 31, 1998, 1997, and 1996 that represents the Bank's carrying value of a large apartment complex located in the Bank's primary market area. During 1998, 1997, and 1996, the Bank recorded $.8 million, $.8 million, and $.8 million of associated net rental income during these periods, respectively. Loans which are considered performing and are current as to payments of principal and interest but have an above normal risk of becoming non-performing or requiring restructuring in the future are estimated to total approximately $9.8 million at December 31, 1998.

Table 13 Non-Performing Assets (All dollar amounts presented in table are in 000's)

                                                         At December 31,
                                                     -------------------------
                                                      1998     1997     1996
                                                     -------  -------  -------
Non-accrual mortgage loans.......................... $ 5,762  $ 5,544  $ 4,827
Non-accrual other loans.............................   1,889    1,394      798
                                                     -------  -------  -------
  Total non-accrual loans (1).......................   7,651    6,938    5,625
Loans 90 days or more delinquent and still
 accruing...........................................     --       --       --
                                                     -------  -------  -------
  Total non-performing loans........................   7,651    6,938    5,625
  Total foreclosed real estate (2)..................   7,188    6,711    7,042
                                                     -------  -------  -------
  Total non-performing assets....................... $14,839  $13,649  $12,667
                                                     =======  =======  =======
  Total non-performing loans to total loans (3).....    0.73%    0.78%    0.68%
  Total non-performing loans and foreclosed real
   estate to total assets...........................    0.59%    0.62%    0.72%

--------
(1) The amounts of additional interest income that would have been recorded on non-accrual loans, had they been current totaled $366,000, $360,000, and $293,000 for the years ended 1998, 1997, and 1996, respectively.
(2) Includes $6,036,000, $5,972,000, and $5,914,000 of foreclosed real estate held-for-investment at December 31, 1998, 1997 and 1996, respectively.
(3) Total loans excludes loans held-for-sale.

  Management believes that the Bank's ratio of non-performing loans to total loans and its ratio of non-performing assets to total assets continue to compare favorably to industry peer group averages. Management believes that the long-term financial strength and profitability of the Bank is greatly dependent upon its ability to continue differentiating itself from it peers in this area.

  Deposits. All of HFI's deposit gathering activities are conducted through the Bank. As of December 31, 1998, the Bank's total deposit portfolio of $1.205 billion included time deposits of $765 million, or 63.5% of total deposits, and checking, money market, and savings deposits totaling $440 million, or 36.5% of total deposits. This compares to total deposits of $1.146 billion at December 31, 1997, at which time the Bank held $769 million of time deposits, or 67.1% of total deposits, and checking, money market, and savings deposits totaling $377 million, or 32.9%, of total deposits. Included in the Bank's time deposits at December 31, 1998, were $50 million of brokered certificates of deposit. The Bank held $25 million of brokered deposits at December 31, 1997.

  Table 14 provides a detailed analysis of the Bank's average deposit balances, average cost, and interest expense for the three-year period ended December 31, 1998.

Table 14 Average Interest-Bearing Deposits, Interest Expense and Average Cost
        (All dollar amounts presented in table are in 000's)

                                                  For the Years Ended December 31,
                         -----------------------------------------------------------------------------------
                                    1998                        1997                        1996
                         --------------------------- --------------------------- ---------------------------
                          Average            Average  Average            Average  Average            Average
                          Balance   Interest  Cost    Balance   Interest  Cost    Balance   Interest  Cost
                         ---------- -------- ------- ---------- -------- ------- ---------- -------- -------
Savings deposits........ $  147,954 $ 3,285   2.22%  $  147,738 $ 4,072   2.76%  $  146,929 $ 4,171   2.84%
Time deposits...........    726,316  40,153   5.53%     782,578  43,760   5.59%     814,658  45,668   5.61%
NOW and money market
 accounts...............    258,504   7,094   2.74%     220,557   6,551   2.97%     171,004   5,965   3.49%
                         ---------- -------   ----   ---------- -------   ----   ---------- -------   ----
 Total.................. $1,132,774 $50,532   4.46%  $1,150,873 $54,383   4.73%  $1,132,591 $55,804   4.93%
                         ========== =======   ====   ========== =======   ====   ========== =======   ====

  The Bank's relative mix of lower-cost deposits to total deposits has improved in 1998 relative to 1997, primarily reflecting management's reduced emphasis on gathering higher-cost time deposit funds and the growth associated with the Bank's "High Performance Checking" program. The major thrust of this checking program is delivering a high-quality, profitable line of checking deposit products to a much larger share of the Bank's market than had been achieved before 1996.

  The aggregate amount of deposits with a minimum denomination of $100,000 was $165.7 million, $136.9 million, and $123.9 million as of December 31, 1998, 1997, and 1996, respectively. Table 15 presents a maturity stratification of the Bank's time deposits with minimum denominations of $100,000 as of December 31, 1998, 1997, and 1996, respectively.

Table 15 Maturity and Repricing of Time Deposits of $100,000 or more (All dollar amounts presented in table are in 000's)

                                                            At December 31,
                                                        -----------------------
                                                         1998    1997    1996
                                                        ------- ------- -------
Three months or less................................... $11,237 $12,452 $ 7,015
Over three months through six months...................   8,959   7,149  10,561
Over six months through twelve months..................  18,515  11,131  16,959
Over twelve months.....................................  23,838  23,532  21,211
                                                        ------- ------- -------
  Total................................................ $62,549 $54,264 $55,746
                                                        ======= ======= =======

  The Bank pays deposit insurance premiums to the SAIF of the FDIC. The Bank's assessment rate was 6.1 basis points in 1998, 6.4 basis points in 1997 and 23 basis points in 1996. The Bank paid insurance premiums to the SAIF totaling $.7 million, $.8 million, and $2.3 million in 1998, 1997, and 1996, respectively. Also, the Bank paid a one-time time SAIF assessment which amounted to an additional expense of approximately $7.0 million in 1996.

  On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 to recapitalize the SAIF and to provide for repayment of the Financial Institution Collateral Obligation (FICO) bonds issued by the U.S. Department of the Treasury. The FDIC levied a one-time special assessment on SAIF deposits equal to 65.7 cents per $100 of the SAIF-assessable deposit base as of March 31, 1995.

  Other Borrowings. All of HFI's other borrowings are placed at the Bank level. The Bank relies heavily on wholesale borrowings to support its leveraged investment strategies and to substitute when deposit funds are insufficient to match certain asset maturities. As discussed in previous sections, the leveraged investment strategies have significantly enhanced HFI's return to its shareholders. At December 31, 1998 and 1997, the Bank had other borrowings totaling $1,069.3 million and $854.0 million respectively. Table 16 presents the compositions of other borrowings as of December 31, 1998.

Table 16 Other Borrowing Information (All dollar amounts presented in table are in 000's)

                                                   Repurchase
                                           FHLB    Agreement  ESOP    Total
                                         --------  ---------- ----  ----------
Outstanding at December 31, 1998.......  $746,581   $322,673  $ --  $1,069,254
Weighted average rate at December 31,
 1998..................................      5.32%      5.41% 0.00%       5.35%
Maximum amount outstanding at any month
 end...................................  $746,581   $377,551  $495  $1,098,685
Average amount outstanding for the
 year..................................  $644,726   $352,117  $416  $  997,260
Weighted average rate for the year.....      5.67%      5.67% 5.75%       5.67%

  Average non-deposit borrowings, which include other borrowings and escrow account balances, amounted to $1,006.3 million, $685.8 million, and $204.9 million in 1998, 1997, and 1996 respectively. Average non-deposit borrowings increased $344.4 million and $480.9 million in 1998 and 1997 respectively, primarily to fund leveraged investments and, to a lesser extent, to supplement deposits. Included in non-deposit borrowings were repurchase agreements, the average balance of which was $352.1 million, $165.4 million, and $22.9 million in 1998, 1997 and 1996 respectively. The highest month-end balance of repurchase agreements outstanding was

$377.6 million, $284.4 million, and $54.6 million during 1998, 1997, and 1996 respectively. The securities underlying the repurchase agreements were under the Bank's control.

  Table 17 presents the scheduled maturity of the Bank's other borrowings as of December 31, 1998, 1997, and 1996. As part of the Bank's interest rate risk management strategy, most borrowings used to fund leveraged investments have been matched to the associated assets.

Table 17 Maturity of other Borrowings (All dollar amounts presented in table are in 000's)

                                                         At December 31,
                                                   ----------------------------
                                                      1998      1997     1996
                                                   ---------- -------- --------
Three months or less.............................. $  194,764 $105,512 $ 30,495
Over three months through six months..............     25,472   98,895      --
Over six months through twelve months.............     50,643  122,366  137,000
Over twelve months................................    798,375  527,205  253,136
                                                   ---------- -------- --------
  Total........................................... $1,069,254 $853,978 $420,631
                                                   ========== ======== ========

  A significant portion of the Bank's wholesale borrowings are placed with the FHLB. Pursuant to collateral agreements with the FHLB, borrowings are fully secured by certain debt securities and qualifying first mortgage loans. The Bank's maximum borrowing capacity totaled $943.5 million and $811.7 million at December 31, 1998 and 1997, respectively. As of December 31, 1998, the Bank had total borrowings outstanding with the FHLB of $746.6 million.

  If the Bank's maximum borrowing capacity at the FHLB were to be encumbered in the future, through statutory restrictions that do not exist at this time, the Bank's leveraged investment strategies would be impaired to some degree. However, given the quality of the Bank's assets pledged as collateral to support wholesale borrowings, management believes the Bank would be able to expand its placement of borrowings with other primary borrowing lines. Management is not aware of any contemplated regulatory actions that indicate the Bank's maximum borrowing capacity at the FHLB might become restricted to less than the maximum capacity disclosed above.

  The Bank maintains a leveraged Employee Stock Ownership Plan (ESOP) for the benefit of its employees. The terms of the associated ESOP borrowing included five equal annual principal installments of $495,000 beginning January 25, 1995 and on the last day of January each year thereafter until retirement of the debt. During 1998, management retired the ESOP debt and refinanced the remaining $450,000 as a loan from HFI to the Plan.

  Acquisitions: HFI did not complete any significant whole institution, asset portfolio, or deposit portfolio, or acquisitions during 1998. In addition, HFI did not execute any letters of intent in 1998 regarding contemplated future transactions of this nature. However, two branches were acquired in the Hagerstown area. These purchases represented the acquisition of the premises only.

  Management considers an aggressive acquisition strategy to be a crucial strategic objective. Management believes that consolidation of the financial services industry will continue to present acquisition opportunities in geographical markets and business market niches within which HFI intends to expand and prosper. These markets may include non-traditional banking products and services.

  Liquidity. Virtually all of HFI's liquidity exists at the Bank level. During 1998 and 1997, HFI maintained substantial excess liquidity which, in this case, refers to the ability of HFI to generate an amount of cash over and above its current commitments without taking any action that would diminish earnings or capital. HFI anticipates that it will have sufficient funds available from normal operations to meet its current commitments. At December 31, 1998, the Bank had commitments to originate loans, including funds available on construction loans of $123.6 million, and no commitments to purchase marketable securities. The Bank also is obligated to pay $8.9 million under its lease agreements for branch and administrative facilities. Certificates of deposits which are scheduled to mature in one year or less as of December 31, 1998, totaled $493.5 million, including $25.0 million of brokered certificates. Based upon historical experience, management estimates that a significant portion of its retail certificates of deposit will remain with the Bank.

  HFI's primary sources of funds are deposits, other borrowings, and proceeds from principal and interest payments on loans and marketable securities. While maturities and scheduled amortization are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general levels of interest rates, economic conditions, and competition. HFI and the Bank are required to maintain a certain level of liquid assets, as determined by management and reviewed for adequacy by the FDIC during their regular examination. The FDIC, however, does not prescribe by regulation a minimum amount or percentage of liquid assets. The FDIC allows any marketable security, whose sale would not impair the capital adequacy to be eligible for liquidity. HFI's liquidity is quantified through the use of three ratios: a standard liquidity ratio of liquid assets to short-term borrowings plus deposits; and two dependency ratios of volatile liabilities (certificates of deposit greater than $100,000 plus short-term borrowings) less short-term assets, to long-term assets, with the desired result being a negative percentage. The first dependency ratio is calculated internally by HFI and includes investments in the available for sale portfolio as short-term assets. The second dependency ratio is calculated according to FDIC guidelines and excludes the available for sale portfolio as short-term assets. HFI's standard FDIC liquidity ratios were 97.7%, 82.0% and 63.7% at December 31, 1998, 1997, and 1996, respectively. HFI's internal dependency ratios, as calculated by management, were (102.0%),(71.6%), and (53.1%) at December 31, 1998, 1997, and
1996, respectively. The FDIC's dependency liquidity ratios for the Bank were 8.0%,17.4%, and 13.0% at December 31, 1998, 1997, and 1996, respectively. All of these liquidity ratios indicate substantial excess liquidity.

  Year 2000 Compliance. The efficient and reliable operation of the Registrant's business is significantly dependent upon its computer hardware, software programs, and operating systems (collectively "computer systems"). As a financial services company, the Registrant relies on computer systems in virtually all significant business operations. Management considers Year 2000 readiness to be a major business issue and has implemented a Year 2000 Compliance Effort to identify all major compliance risks.

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

  The second stage is termed the ("Inventory Phase") and covers the time period from October 1997 to December 1997. During this phase the Registrant reviewed all existing hardware, software and embedded technology to determine their Year 2000 Compliance profile. In December 1997, the Registrant created a pamphlet that identified the existence of Year 2000 Compliance issues and provided a high level review of the Registrant's efforts to ensure compliance. This pamphlet is available in branch locations and the information is provided on our web site. In addition, the Registrant developed a data base to track external vendors' responses to the Registrant's questionnaire to determine the external vendors state of Year 2000 Compliance. The results from the internal review and the questionnaire surveys were used as inputs to the "Analysis Phase".

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

  (2) All Alltel core systems (which include the general ledger, all major lending and deposit applications and customer information databases), are certified Year 2000 compliant.

  (3) The Registrant purchased software to test the BIOS (Basic Input Output Systems) of all personal computers (PCs) in the local area network
      (LAN) and wide area network (WAN). This testing targeted non compliant PCs that were later replaced by the Registrant during the fourth phase of the Y2K Project.

  The subsequent fourth stage dubbed ("Testing/Renovation") phase of the Y2K Project started in March 1998 and is scheduled for completion in February 1999. During this phase, the Registrant's goal is to test all mission critical systems, provide the results of those tests to the Registrant's Internal Audit Department for review/analysis and correct non compliant mission critical systems. At this time, the only mission critical system which remains to be renovated is consumer loan originations.

  In addition, the Registrant plans to test other stand alone PC software programs. The Registrant has dedicated a separate PC, printer and accessory environment to conduct tests in a controlled manner with the PC's internal clock set to five specific, internally designated, Year 2000 dates. The testing procedure is approved by the Registrant's Internal Audit Department and the results of the tests will be provided to the Registrant's Internal Audit Department for review and analysis. At this point, the results of internal testing and the identification and ensuing risk assessment of external vendors and significant customers will be combined into an overall risk assessment for the Registrant's Year 2000 Compliance profile. The ensuing profile is the basis for a business resumption contingency plan to address any unexpected Year 2000 events. The planning process includes four major steps: defining the planning strategy; performing the business analysis; developing the plan; validating the plan. The first two steps will be completed by March 31, 1999, and the final two steps by June 30, 1999. Estimated costs to complete the Year 2000 Compliance Effort are listed in the following table.

                                                                        Dollar
   Tasks                                                                Amount
   -----                                                               --------
   Loan support PCs................................................... $ 39,000
   Mortgage origination PCs...........................................   12,000
   Software upgrades..................................................   20,000
   Internal resources
   (Testing and planning).............................................   53,000
                                                                       --------
     Total Costs...................................................... $124,000
                                                                       ========

  Besides the Y2K Project, the Registrant installed new mainframe hardware, operating systems and application software that was described in the preceding paragraphs. This conversion commenced in April 1997, and replaced a prior system that was not capable of supporting the Registrant's strategic transition to a commercial bank as well as lacking Year 2000 Compliance certification. The costs of that conversion consist of capitalized costs of approximately $4,083,000 for hardware and software replacements and teller platform upgrades. Furthermore, another $632,000 in operating expenses were incurred for consulting fees, training, travel, communication and other associated conversion costs.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  For information see ("Management's Discussion and Analysis of Financial Condition and Results of Operations").

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                    HARRIS FINANCIAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                           December 31, 1998 and 1997
                   (in thousands, except for per share data)

                                                            1998        1997
                                                         ----------  ----------
Assets
Cash and cash equivalents..............................  $   56,741  $   24,466
Marketable securities held-to-maturity (fair value of
 $0 and $97,545) (note 4)..............................         --       96,412
Marketable securities available-for-sale (note 4)......   1,274,837   1,102,782
Loans receivable, net (note 5).........................   1,051,642     890,906
Loans held for sale, net...............................      14,418      14,886
Loan servicing rights (note 6).........................      10,996      11,830
Real estate investments................................       7,262       6,698
Premises and equipment, net (note 7)...................      21,614      18,722
Intangible assets (note 8).............................      16,909      19,396
Accrued interest receivable............................      15,523      13,538
Income taxes receivable................................         635       5,757
Other assets...........................................      26,892       2,088
                                                         ----------  ----------
  Total assets.........................................  $2,497,469  $2,207,481
                                                         ==========  ==========
Liabilities and Stockholders' Equity
Deposits (note 9)......................................  $1,205,379  $1,146,238
Escrow.................................................       7,906       8,552
Accrued interest payable...............................       6,965       4,297
Other borrowings (note 10).............................   1,069,254     853,978
Postretirement benefit obligation (note 13)............       2,452       2,297
Deferred tax liability, net (note 16)..................       5,472       8,279
Other liabilities......................................      10,071       4,806
                                                         ----------  ----------
  Total liabilities....................................   2,307,499   2,028,447
                                                         ----------  ----------
Commitments (notes 12 and 18)
Common Stock $.01 par value, authorized 100,000,000
 shares; 33,993,500 shares issued and 33,584,200 shares
 outstanding at December 31, 1998 and 33,790,400 shares
 issued and outstanding at December 31, 1997...........         340         338
Paid in capital........................................      29,960      28,016
Retained Earnings......................................     158,386     141,043
Accumulated other comprehensive income (note 26).......       8,106      10,732
Employee stock ownership plan (note 14)................        (396)       (529)
Recognition and retention plans (note 15)..............        (456)       (566)
Treasury stock 409,300 shares at December 31, 1998
 (note 1)..............................................      (5,970)        --
                                                         ----------  ----------
  Total stockholders' equity...........................     189,970     179,034
                                                         ----------  ----------
    Total liabilities and stockholders' equity.........  $2,497,469  $2,207,481
                                                         ==========  ==========

                See accompanying notes to financial statements.

                    HARRIS FINANCIAL, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                  Years Ended December 31, 1998, 1997 and 1996
                   (in thousands, except for per share data)

                                                        1998     1997     1996
                                                       -------  -------  -------
Interest income:
Loans receivable
  First mortgage loans................................ $44,874  $43,929  $46,798
  Commercial loans....................................  11,694    6,767    5,413
  Consumer and other loans............................  20,286   19,442   15,759
  Held-for-sale.......................................   3,719    1,879    1,655
Taxable investments...................................  31,505   21,239   10,193
Taxfree investments...................................   6,232    5,746    2,603
Dividends.............................................   9,138    7,821    3,404
Mortgage-backed securities............................  36,480   34,075   21,856
Money market investments..............................      84      169      307
                                                       -------  -------  -------
    Total interest income............................. 164,012  141,067  107,988
                                                       -------  -------  -------
Interest expense:
Deposits (note 9).....................................  50,532   54,383   55,804
Borrowed funds (note 10)..............................  56,528   38,586   11,392
Escrow................................................      90      116      130
                                                       -------  -------  -------
    Total interest expense............................ 107,150   93,085   67,326
                                                       -------  -------  -------
  Net interest income.................................  56,862   47,982   40,662
Provision for loan losses (note 5)....................   2,540      610    1,957
                                                       -------  -------  -------
Net interest income after provision for loan losses...  54,322   47,372   38,705
                                                       -------  -------  -------
Non-interest income:
Service charges on deposits...........................   4,186    2,156      932
Other service charges/commissions/fees................     883    1,355      857
Net servicing income..................................     137    2,183    1,322
Gain (loss) on sale of mortgage-backed securities,
 net..................................................   2,199    3,576   (1,221)
Gain on sale of other securities, net.................   2,385      481       37
Gain on sale of loans, net............................   5,020    2,472    1,863
Other.................................................     735    2,336      206
                                                       -------  -------  -------
    Total non-interest income.........................  15,545   14,559    3,996
                                                       -------  -------  -------
Non-interest expense:
Salaries and benefits.................................  22,336   19,006   14,710
Equipment expense.....................................   3,300    2,183    1,647
Occupancy expense.....................................   3,012    2,886    2,467
Advertising and public relations......................   2,047    2,091    1,545
FDIC insurance (note 9)...............................     696      751    9,305
Director fees.........................................     322      333      307
Income from real estate operations....................    (554)    (770)    (355)
Amortization and write-off of intangibles (note 8)....   2,487    2,393    2,107
Non-operational losses (note 5).......................     --       --     4,305
Other.................................................   9,683    6,975    6,149
                                                       -------  -------  -------
    Total non-interest expense........................  43,329   35,848   42,187
                                                       -------  -------  -------
Income before income taxes............................  26,538   26,083      514
Income tax expense (benefit) (note 16)................   7,309    8,312     (517)
                                                       -------  -------  -------
  Net income.......................................... $19,229  $17,771  $ 1,031
                                                       =======  =======  =======
Basic earnings per share (notes 1,3, and 22).......... $  0.57  $  0.53  $  0.03
                                                       =======  =======  =======
Diluted earnings per share (notes 1,3 and 22)......... $  0.57  $  0.52  $  0.03
                                                       =======  =======  =======

                See accompanying notes to financial statements.
All per share data has been restated to give effect to a 3 for 1 stock split in
                                     1997.

                    HARRIS FINANCIAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  Years Ended December 31, 1998, 1997 and 1996
                                 (in thousands)

                                                    Other   Employee  Recognition
                                                   Compre-    Stock       And                         Compre-
                          Common Paid in Retained  hensive  Ownership  Retention  Treasury            hensive
                          Stock  Capital Earnings  Income     Plan       Plan      Stock     Total    Income
                          ------ ------- --------  -------  --------- ----------- --------  --------  -------
Balance at December 31,
 1995...................   $336  $25,098 $125,244  $3,120    $(1,519)    $(820)   $   --    $151,459
Net income..............                    1,031                                              1,031  $ 1,031
Dividends paid at $.19
 per share..............                   (1,463)                                            (1,463)
Exercised stock
 options................              60                                                          60
Unrealized gains on
 securities (1).........                              495                                        495      495
                                                                                                      -------
Comprehensive income....                                                                              $ 1,526
                                                                                                      =======
ESOP stock committed for
 release................                                         495                             495
Earned portion of RRP
 plan...................                                                   155                   155
Excess of fair value
 above cost of ESOP
 stock committed for
 release................             342                                                         342
Excess of fair value
 above cost of earned
 portion of RRP stock...              82                                                          82
Tax benefit of RRP
 shares awarded and
 options exercised......              96                                                          96
                           ----  ------- --------  ------    -------     -----    -------   --------
Balance at December 31,
 1996...................    336   25,678  124,812   3,615     (1,024)     (665)       --     152,752
Net income..............                   17,771                                             17,771  $17,771
Dividends paid at $.20
 per share..............                   (1,540)                                            (1,540)
Exercised stock
 options................      2      480                                                         482
Unrealized gains on
 securities (1).........                            7,117                                      7,117    7,117
                                                                                                      -------
Comprehensive income....                                                                              $24,888
                                                                                                      =======
ESOP stock committed for
 release................                                         495                             495
Earned portion of RRP
 plan...................                                                    99                    99
Excess of fair value
 above cost of ESOP
 stock committed for
 release................           1,139                                                       1,139
Excess of fair value
 above cost of earned
 portion of RRP stock...             492                                                         492
Tax benefit of RRP
 shares awarded and
 options exercised......             227                                                         227
                           ----  ------- --------  ------    -------     -----    -------   --------
Balance at December 31,
 1997...................    338   28,016  141,043  10,732       (529)     (566)       --     179,034
Net income..............                   19,229                                             19,229  $19,229
Dividends paid at $.22
 per share..............                   (1,886)                                            (1,886)
Exercised stock
 options................      2      731                                                         733
Unrealized gains on
 securities (1).........                           (2,626)                                    (2,626)  (2,626)
                                                                                                      -------
Comprehensive income....                                                                              $16,603
                                                                                                      =======
ESOP stock committed for
 release................                                         133                             133
Earned portion of RRP
 plan...................                                                   110                   110
Excess of fair value
 above cost of ESOP
 stock committed for
 release................             641                                                         641
Excess of fair value
 above cost of earned
 portion of RRP stock...             306                                                         306
Tax benefit of RRP
 shares awarded and
 options exercised......             266                                                         266
Treasury stock purchased
 409,300 shares.........                                                           (5,970)    (5,970)
                           ----  ------- --------  ------    -------     -----    -------   --------
Balance at December 31,
 1998...................   $340  $29,960 $158,386  $8,106    $  (396)    $(456)   $(5,970)  $189,970
                           ====  ======= ========  ======    =======     =====    =======   ========

--------
(1) Net of reclassification adjustment and net of tax effect of $(1,801), $4,658 and $298 for 1998, 1997 and 1996, respectively.

          See accompanying notes to consolidated financial statements.
 All share and per share data have been restated to give effect for the 3 for 1 stock split on November 18, 1997.

                    HARRIS FINANCIAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                              Twelve Months ended December 31,
                                              --------------------------------
                                                 1998       1997       1996
                                              ----------  ---------  ---------
Cash flows from operating activities:
Net income..................................  $   19,229  $  17,771  $   1,031
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Non-operational loss......................         --         --       4,305
  Provision for loan losses.................       2,540        610      1,957
  Net depreciation, amortization and
   accretion................................       7,534      4,131      4,043
  Decrease (increase) in loans held for
   sale.....................................       3,630     (4,008)     2,313
  Net gain on sales of interest earning
   assets...................................      (9,604)    (6,529)      (679)
  Loss (gain) on the sale of foreclosed real
   estate...................................         107       (112)       250
  Equity (income) losses from joint
   ventures.................................        (187)        43        (15)
  Increase in accrued interest receivable...      (1,985)    (1,486)    (3,773)
  Increase in accrued interest payable......       2,668      1,285      1,934
  Amortization and write-off of
   intangibles..............................       2,487      2,393      2,107
  Earned ESOP shares........................         774      1,634        837
  Earned RRP shares.........................         416        591        237
  Provision for deferred income taxes.......        (638)       (76)     1,678
  Decrease in income taxes receivable.......       5,122        --         --
  Other, net................................     (20,497)       799     (1,373)
                                              ----------  ---------  ---------
    Net cash provided by operating
     activities.............................      11,596     17,046     14,852
                                              ----------  ---------  ---------
Cash flows from investing activities:
Proceeds from maturities and principal
 reductions of marketable securities:
  Held-to-maturity..........................       1,032     13,454     40,180
  Available-for-sale........................     497,828    118,079     71,532
Proceeds from sales of marketable securities
 available-for-sale.........................     491,903    499,633    421,605
Purchase of marketable securities:
  Held-to-maturity..........................         --        (500)       --
  Available-for-sale........................  (1,062,717)  (985,709)  (600,362)
Purchase of loans...........................         --         --      (8,474)
Loans sold..................................     132,093     83,980      7,242
Net increase in loan originations less
 principal payments of loans................    (300,973)  (152,193)  (175,927)
Purchase of loan servicing rights...........      (1,372)      (943)    (3,708)
Investment in real estate held for
 investment.................................        (159)        45       (141)
Proceeds from payments on real estate held
 for investment.............................         259        826         12
Purchase of premises and equipment..........      (5,246)    (5,685)    (2,852)
Cash proceeds received from the sale of
 foreclosed real estate.....................       1,383      1,381        783
Bank acquistion net of cash received........         --         --     (25,849)
Payments for holding company formation......         --         (94)       --
                                              ----------  ---------  ---------
    Net cash used in investing activities...  $ (245,969) $(427,726) $(275,959)
                                              ----------  ---------  ---------

                                                        (continued on next page)

                    HARRIS FINANCIAL, INC. AND SUBSIDIARIES

                                 (in thousands)

                                                     Twelve Months ended
                                                         December 31,
                                                  ----------------------------
                                                    1998      1997      1996
                                                  --------  --------  --------
Cash flows from financing activities:
Net increase (decrease) in deposits.............. $ 59,141  $(27,185) $(71,218)
Net increase in other borrowings.................  215,276   433,347   329,463
Net (decrease) increase in escrow................     (646)      349    (1,494)
Cash dividends...................................   (1,886)   (1,540)   (1,463)
Payments to acquire treasury stock...............   (5,970)      --        --
Proceeds from the exercise of stock options......      733       482        60
                                                  --------  --------  --------
    Net cash provided by financing operations....  266,648   405,453   255,348
                                                  --------  --------  --------
Net increase (decrease) in cash and cash
 equivalents.....................................   32,275    (5,227)   (5,759)
Cash and cash equivalents at beginning of
 period..........................................   24,466    29,693    35,452
                                                  --------  --------  --------
Cash and cash equivalents at end of period....... $ 56,741  $ 24,466  $ 29,693
                                                  ========  ========  ========
Supplemental disclosures:
Cash paid during the years for:
  Interest on deposits, advances and other
   borrowings (includes interest credited to
   deposit accounts)............................. $104,482  $ 74,260  $ 65,392
  Income taxes...................................    6,823    10,238     2,575
Cash received during the years for:
  Income tax refunds............................. $  3,894  $    --   $    --
Non-cash investing activities:
  Transfers from loans to foreclosed real
   estate........................................ $  1,581  $    862  $    923
  Mortgage-backed securities received in exchange
   for mortgage loans............................      --        --    176,450
Bank acquisition:
  Fair value of assets acquired.................. $    --   $    --   $276,581
  Premium paid...................................      --        --     13,816
  Fair value of liabilities assumed..............      --        --    252,211


          See accompanying notes to consolidated financial statements.

                    HARRIS FINANCIAL, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1998, 1997 and 1996

(1) Summary of Significant Accounting Policies

  The accounting and reporting policies of Harris Financial, Inc. (HFI) and its subsidiaries conform to generally accepted accounting principles and to general practices within the banking industry. The following is a description of the more significant of those policies.

  (a) Basis of Financial Statement. The Consolidated Financial Statements include the accounts of Harris Financial, Inc. and its wholly-owned subsidiary Harris Savings Bank (HSB). In turn, HSB is the sole owner of the following subsidiaries: AVSTAR Mortgage Corporation, Harris Delaware Corporation, H.S. Service Corporation, First Harrisburg Service Corporation, and C.B.L. Service Corporation. All significant intercompany transactions and balances are eliminated in consolidation.

  HSB is primarily engaged in attracting deposits from the general public and investing deposit funds primarily in one-to-four family residential loans, commercial loans, consumer loans and marketable securities. Harris Delaware Corporation was incorporated during 1995 for the purpose of managing certain investments in marketable securities. AVSTAR Mortgage Corporation is a mortgage banking company which originates and sells primarily one-to-four family residential loans. H.S. Service Corporation is primarily engaged in residential real estate investments in joint ventures. First Harrisburg Service Corporation is mainly involved with title insurance activities and an investment in a wholly-owned subsidiary which is primarily engaged in real estate investments in joint ventures. C.B.L Service Corporation is inactive and has negligible assets and liabilities. HFI and HSB are subject to the regulations of certain federal agencies and undergo periodic examinations by those regulatory authorities.

  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.

  Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for loan losses and foreclosed real estate, management obtains independent appraisals for significant properties.

  Management believes that the allowances for losses on loans and foreclosed real estate are adequate. While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in economic conditions and asset mix.

  In addition, various regulatory agencies, as an integral part of their examination process, periodically review HFI's allowances for losses on loans and foreclosed real estate. Such agencies may require HFI to recognize additions to the allowances based on their judgments of information available to them at the time of their examination.

  (b) Cash and Cash Equivalents. For purposes of the statement of cash flows, HFI defines cash equivalents as demand deposits with other financial institutions.

  (c) Marketable Securities. Marketable securities are classified and accounted for as follows:

  --Debt securities that HFI has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. HFI liquidated their held-to-maturity portfolio in January 1998 and as a result no securities purchased subsequent to this time were classified in this category.

                    HARRIS FINANCIAL, INC. AND SUBSIDIARIES

  --Debt and equity securities not classified as held-to-maturity are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a component of comprehensive income.

  Premiums and discounts are amortized or accreted over the term of the related securities using a method that approximates the interest method, adjusted for prepayments. Gains or losses upon sale are determined using the specific identification method.

  Federal law requires a member institution of the Federal Home Loan Bank
(FHLB) system to hold stock of its district FHLB according to a predetermined formula. This stock is recorded at cost and may be pledged to secure FHLB advances.

  (d) Loans Receivable. Loans receivable are stated at unpaid principal balances, adjusted for the allowance for loan losses, net deferred loan origination fees and unearned discounts and premiums. Discounts and premiums on first mortgage loans are amortized to income using a method that approximates the interest method over the remaining period to contractual maturity, adjusted for prepayments.

  Discounts on consumer loans are recognized over the lives of the loans using methods that approximate the interest method.

  Recognition of interest income on loans is computed using the interest method. Interest on loans that are contractually past due ninety days and over is reserved in accordance with regulatory requirements. Loans are returned to accrual status when the collectibility of past due principal and interest is reasonably assured.

  HFI adopted the provisions of Statement of Financial Accounting Standard No. 114, "Accounting by Creditors for Impairment of a Loan", SFAS 114, as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosure", SFAS 118, on January 1, 1995. Management considers current information and events regarding the borrowers' ability to repay their obligations and considers a loan to be impaired when it is probable that HFI will be unable to collect all amounts due according to the contractual terms of the loan agreement. In evaluating whether a loan is impaired, management considers not only the amount that HFI expects to collect but also the timing of collection. Generally, if a delay in payment is insignificant (e.g. less than 30 days), a loan is not deemed to be impaired.

  When a loan is considered to be impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, at the loan's market price or fair value of the collateral if the loan is collateral dependent. The majority of loans deemed to be impaired by management are collateral dependent. Loans are evaluated individually for impairment. HFI excludes smaller balance, homogeneous loans (e.g. primarily consumer and residential mortgages) from the evaluation for impairment. Impairment losses are excluded from the allowance for loan losses. Impaired loans are charged-off when management believes that the ultimate collectibility of a loan is not likely.

  Interest income on impaired loans is generally recorded as payments are collected. Interest on impaired loans that are contractually past due ninety days and over is reserved in accordance with regulatory requirements.

  (e) Loans Held for Sale. Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or market, net of deferred fees relating to the specific loans. Gains and losses on the sale of loans are determined using the specific identification method.

  (f) Allowance for loan losses. The allowance for loan losses represents management's best estimate of probable, incurred losses at the end of the respective reporting periods. An analysis of the reserve is prepared on

                    HARRIS FINANCIAL, INC. AND SUBSIDIARIES
a quarterly basis. The reserve required for commercial loans is developed via an analysis of each loan within the portfolio for evidence of a loss confirming event. Such events include delinquencies, loss activity, decreases in cash flow or other adverse economic or demographic events. Reserves for mortgage and consumer loans are determined by applying reserve factors to pools of loans with similar risk attributes. These factors are developed by considering charge-off history, delinquencies, and credit concentrations. Reserve factors are modified as specific events warrant.

  (g) Real Estate Held for Investment and Foreclosed Real Estate. In 1996, HFI adopted the provisions of Financial Accounting Standard No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS 121 provides guidance for recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill related to both assets to be held and used and assets to be disposed of. The adoption of SFAS 121 did not impact HFI's financial position or results of operations. Real estate properties acquired through loan foreclosure are initially recorded at the lower of the carrying or fair value less estimated costs to sell at the date of foreclosure. At the time of foreclosure the excess, if any, of the carrying value over the estimated fair value of the property is charged to the allowance for loan losses. Real estate properties held for investment are carried at the lower of cost, including cost of improvements and amenities incurred subsequent to acquisition, or estimated net realizable value. Costs relating to development and improvement of property are capitalized, whereas costs relating to holding property are expensed.

  Valuations are periodically performed by management on both real estate held for investment and foreclosed real estate. An allowance for losses is established by a charge to operations if the carrying value of real estate held for investment exceeds its estimated net realizable value, or the carrying value of foreclosed real estate exceeds its estimated fair value.

  (h) Premises and Equipment. Buildings, leasehold improvements, furniture, fixtures, and equipment are carried at cost, less accumulated depreciation and amortization. Buildings, furniture, fixtures, and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. The cost of leasehold improvements is being amortized using the straight-line method over the lesser of the estimated useful lives or the terms of the related leases.

  (i) Loan Origination and Commitment Fees and Related Costs. Loan fees and certain direct loan origination costs are deferred and the net fee or cost is recognized as an adjustment to interest income using the interest method over the contractual life of the loans. Calculation of the interest method is done on a loan-by-loan basis. The amortization of deferred fees and costs is discontinued on non-performing loans.

  (j) Intangible Assets. Deposit premiums are amortized using the straight-line method over the estimated benefit period (approximately 7 years). The amortization period for deposit premiums is subject to periodic review for reasonableness by management.

  (k) Goodwill. Goodwill results when, under the purchase method of accounting for acquisitions, the amount paid for the acquired entity is greater than the net of the fair value of the assets acquired less the fair value of the liabilities assumed. HFI amortizes goodwill over its estimated useful life of the assets acquired (15 years). The amortization period for goodwill is subject to periodic review by management.

  (l) Loan Servicing. Effective January 1, 1996, HFI adopted the provisions of Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65" (SFAS 122). SFAS 122 amended Statement 65 to require an institution to recognize as separate assets the rights to service mortgage loans for others when a mortgage loan is sold or securitized and servicing rights

                    HARRIS FINANCIAL, INC. AND SUBSIDIARIES
retained. On January 1, 1997, HFI adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", which supersedes SFAS 122. SFAS 125 expands the method of accounting for loan servicing rights to apply to purchased mortgage servicing rights. When capitalizing mortgage servicing rights, HFI allocates the total cost of the mortgage loans (the recorded investment in the mortgage loans including net deferred fees or costs and any purchase premium or discount) to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. Such fair value is primarily based on observable market prices. Mortgage servicing rights (including purchased mortgage servicing) are amortized in proportion to, and over the period of, estimated net servicing revenue based on management's best estimate of remaining loan lives. The effect of adoption of SFAS 122 was $1,896,000 in 1996.

  HFI measures the impairment of servicing rights based on the difference between the carrying amount of the servicing rights and their current fair value. Impairment of servicing rights is recognized through a valuation allowance. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights exceed their fair value. For the purpose of evaluating and measuring impairment of capitalized mortgage servicing rights, HFI stratifies those rights based on the predominant risk characteristics of the underlying loans. HFI primarily stratifies mortgage servicing rights by loan type (for example, conventional or government guaranteed and adjustable rate or fixed rate mortgage loans) and interest rate. Valuation techniques for measuring fair value incorporate assumptions that market participants use in estimating future servicing income and expense, including assumptions about prepayment, default and interest rates.

  (m) Benefit Obligations. On January 1, 1998, the Registrant adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement revised employers' disclosure requirements for pension and other postretirement benefit plans. In accordance with SFAS No. 132, the Registrant has modified the content and presentation of the financial data and assumption disclosures relative to its retirement and postretirement plans (see Note 13). The related disclosures as of December 31, 1997 and for the years ended December 31, 1997 and 1996 were modified to conform with the requirements of SFAS No. 132.

  (n) Income Taxes. HFI accounts for income taxes using the asset and liability method. The objective of the asset and liability method is to establish deferred tax assets and liabilities for temporary differences between the financial reporting and tax basis of HFI's assets and liabilities based on enacted tax rates expected to be in effect when such amounts are realized or settled.

  (o) Derivative Financial Instruments. HFI utilizes an interest rate floor to hedge against the deterioration in the carrying value of mortgage servicing rights resulting from the prepayment of the underlying loans. The floor meets the criteria for hedge accounting, including designation and correlation. Accordingly, gains and losses from changes in the fair value of the floor are deferred and amortized over the remaining life of the mortgage servicing rights. The premium paid to obtain the floor is capitalized as an asset and amortized over the life of the contract.

  (p) Earnings Per Share. Effective December 15, 1997, HFI adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires earnings per share to be reported as basic earnings per share and diluted earnings per share. Basic earnings per share is based on the total weighted average shares outstanding for a given period. Diluted earnings per share is based on total weighted average shares outstanding, and also assumes the exercise or conversion of all potentially dilutive instruments currently outstanding.

  In addition, the earnings per share calculations retroactively reflect the impact of a three for one stock split effected in the form of stock dividend to shareholders of record as of November 4, 1997. The number of shares

                    HARRIS FINANCIAL, INC. AND SUBSIDIARIES

(1996 restated for the impact of the stock dividend) used to compute diluted earnings per share were 34,012,995, 34,076,061, and 33,268,635 in 1998, 1997 and 1996, respectively.

  (q) Dividends. HFI may not pay dividends on or repurchase any of its common stock if the effect thereof would reduce net worth below the level of adequate capitalization as defined by the FDIC and the Pennsylvania Department of Banking.

  During 1998, 1997 and 1996, HFI's mutual holding company parent, Harris Financial, MHC, waived all of its dividends due from HFI. These dividends, had they not been waived, would have totaled $5,610,000, $5,100,000, and $4,930,000, in 1998, 1997 and 1996, respectively.

  (r) Stock-Based Compensation. In 1996, HFI adopted Statement of Financial Accounting Standard No.123 (SFAS 123), "Accounting for Stock-Based Compensation" for disclosure purposes only. SFAS 123 defines a fair value based method of accounting for employee stock compensation plans. The pro forma disclosure of net income and earnings per share is included in Note 15. HFI continues to account for stock-based compensation using the intrinsic value based method under APB Opinion No. 25.

  (s) Comprehensive Income. On January 1, 1998, the Registrant adopted SFAS No. 130, "Reporting Comprehensive Income". This statement established standards for reporting and display of comprehensive income and its components. SFAS 130 requires unrealized gains or losses on the Registrant's marketable securities to be included in other comprehensive income. In accordance with SFAS 130, the Registrant has changed the format of its financial statements to present comprehensive income within the consolidated statements of stockholders' equity. All financial statements presented have been reclassified to conform to the requirements of SFAS 130.

  (t) Treasury Stock. On February 28, 1998, HFI received authorization from the Pennsylvania Department of Banking to repurchase 450,000 shares of its outstanding common stock. The assumed price for the repurchase of the shares was $16 per share for an aggregate cost of $7,200,000. The proposed repurchase of shares must be completed one year from the approval date of February 28, 1998. The approval may be extended for one year if a written request is received before the expiration date. During the third and fourth quarters of 1998, the Registrant purchased 409,300 shares with a market value of $5,970,000. The shares will be used to establish several stock ownership and stock option plans. These plans, which are in the developmental phase, will benefit directors, executive officers, non-executive officers, and newly appointed executives or directors.

(2) Regulatory Structure

  HFI's primary regulators are the Pennsylvania Department of Banking, the Federal Deposit Insurance Corporation (FDIC) and the Federal Reserve (FRB). Both HFI and HSB are also bound by many of the provisions of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA).

  Both HFI and HSB are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on HFI's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, HFI must meet specific capital guidelines that involve quantitative measures of HFI's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. HFI's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

                    HARRIS FINANCIAL, INC. AND SUBSIDIARIES

(All dollar amounts presented in the tables, except for the per share amounts, are in thousands)


  Quantitative measures established by regulation to ensure capital adequacy require HFI to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined by the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that HFI meets all capital adequacy requirements to which it is subject.

  As of June 30, 1997, the most recent notification from the Commonwealth of Pennsylvania categorized HFI as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, HFI must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed HFI's category.

  HFI's actual capital amounts and ratios are also presented in the following table:

                                                      Actual                        For Capital Adequacy Purposes
                                                  --------------  -----------------------------------------------------------------
                                                   Amount  Ratio              Amount                            Ratio
                                                  -------- -----  ---------------------------------  ------------------------------
Harris Financial, Inc. (HFI)
As of December 31, 1998
  Total Capital/Risk Weighted Assets............  $179,157 12.0%  Greater than or Equal to $119,160  Greater than or Equal to  8.0%
  Tier 1 Capital/Risk Weighted Assets...........   164,955 11.1%  Greater than or Equal to   59,580  Greater than or Equal to  4.0%
  Tier 1 Capital/Average Assets.................   164,988  6.8%  Greater than or Equal to   97,553  Greater than or Equal to  4.0%
As of December 31, 1997
  Total Capital/Risk Weighted Assets............  $157,098 13.7%  Greater than or Equal to $ 91,979  Greater than or Equal to  8.0%
  Tier 1 Capital/Risk Weighted Assets...........   148,906 13.0%  Greater than or Equal to   45,989  Greater than or Equal to  4.0%
  Tier 1 Capital/Average Assets.................   148,906  7.5%  Greater than or Equal to   80,649  Greater than or Equal to  4.0%
Harris Savings Bank (HSB)
As of December 31, 1998
  Total Capital/Risk Weighted Assets............  $174,663 11.8%  Greater than or Equal to $118,879  Greater than or Equal to  8.0%
  Tier 1 Capital/Risk Weighted Assets...........   160,317 10.8%  Greater than or Equal to   59,439  Greater than or Equal to  4.0%
  Tier 1 Capital/Average Assets.................   160,317  6.6%  Greater than or Equal to   97,395  Greater than or Equal to  4.0%
As of December 31, 1997
  Total Capital/Risk Weighted Assets............  $147,111 12.9%  Greater than or Equal to $ 91,474  Greater than or Equal to  8.0%
  Tier 1 Capital/Risk Weighted Assets...........   138,919 12.1%  Greater than or Equal to   45,737  Greater than or Equal to  4.0%
  Tier 1 Capital/Average Assets.................   138,919  7.0%  Greater than or Equal to   80,558  Greater than or Equal to  4.0%
                                                                       To Be Well Capitalized Under
                                                                     Prompt Corrective Action Purposes
                                                   -----------------------------------------------------------------
                                                                 Amount                            Ratio
                                                   ---------------------------------  ------------------------------
Harris Financial, Inc. (HFI)
As of December 31, 1998
  Total Capital/Risk Weighted Assets............   Greater than or Equal to $148,949  Greater than or Equal to 10.0%
  Tier 1 Capital/Risk Weighted Assets...........   Greater than or Equal to   89,370  Greater than or Equal to  6.0%
  Tier 1 Capital/Average Assets.................   Greater than or Equal to  121,941  Greater than or Equal to  5.0%
As of December 31, 1997
  Total Capital/Risk Weighted Assets............   Greater than or Equal to $114,973  Greater than or Equal to 10.0%
  Tier 1 Capital/Risk Weighted Assets...........   Greater than or Equal to   68,984  Greater than or Equal to  6.0%
  Tier 1 Capital/Average Assets.................   Greater than or Equal to  100,811  Greater than or Equal to  5.0%
Harris Savings Bank (HSB)
As of December 31, 1998
  Total Capital/Risk Weighted Assets............   Greater than or Equal to $148,598  Greater than or Equal to 10.0%
  Tier 1 Capital/Risk Weighted Assets...........   Greater than or Equal to   89,159  Greater than or Equal to  6.0%
  Tier 1 Capital/Average Assets.................   Greater than or Equal to  121,744  Greater than or Equal to  5.0%
As of December 31, 1997
  Total Capital/Risk Weighted Assets............   Greater than or Equal to $114,343  Greater than or Equal to 10.0%
  Tier 1 Capital/Risk Weighted Assets...........   Greater than or Equal to   68,606  Greater than or Equal to  6.0%
  Tier 1 Capital/Average Assets.................   Greater than or Equal to  100,697  Greater than or Equal to  5.0%

  The Pennsylvania Department of Banking also required minimum regulatory leverage capital of 3% and risk-based capital of 8% as of December 31, 1998 and December 31, 1997. Both HFI and HSB exceeded minimum regulatory capital levels at December 31, 1998 and 1997.

(3) Corporate Reorganization and Stock Issuance

  On January 25, 1994, Harris Savings Bank (HSB) reorganized into a Pennsylvania chartered mutual holding company through a purchase and assumption of assets and liabilities whereby:

  --HSB incorporated a Pennsylvania capital stock savings bank,

                    HARRIS FINANCIAL, INC. AND SUBSIDIARIES

(All dollar amounts presented in the tables, except for the per share amounts, are in thousands)


  --HSB transferred most of its assets (except $1.0 million) and all of its liabilities, including all of its deposit liabilities, to the newly-formed bank in exchange for all of the common stock of HSB not sold in the Offering,

  --HSB adopted a new charter issued by the Pennsylvania Department of Banking changing its form to that of a state chartered mutual holding company.

  Each savings account of Harris Savings Bank at the time of the reorganization became a savings account in the newly-formed bank in the same amount and upon the same terms and conditions, except the holder of each such deposit account retains liquidation rights with respect to the holding company rather than HSB.

  Prior to the reorganization, HSB received the approval of the Federal Reserve, the Department of Banking and the FDIC for transactions contemplated by the plan of reorganization. The plan of reorganization authorized HSB to offer stock in one or more stock offerings up to a maximum of 49% of the issued and outstanding shares of its common stock. The common stock was offered on a priority basis to: (1) eligible depositors as of December 31, 1992; (2) the employee stock ownership plan (ESOP); (3) officers, trustees and employees of HSB, and HSB's recognition and retention plans (RRP); (4) other depositors and borrowers as of October 29, 1993; and (5) the general public. Subscriptions received during the offering period which ended December 29, 1993, including shares reserved for the ESOP, exceeded the maximum offering of 7,500,000 shares ($25,000,000). As a result of the maximum subscription, Harris Financial, MHC (mutual holding company) received 25,500,000 shares (76.4%) of Harris Savings Bank (stock bank) stock. Also, the ESOP received 742,500 shares and the RRP received 375,000 shares.

  As a result of the stock offering, Harris Savings Bank received gross proceeds of $25,250,000. Expenses associated with the offering totaled $1,533,000, resulting in net capital additions to HSB of $23,717,000. HSB recorded common stock at par of $111,000 and paid in capital of $23,606,000 from the stock issuance.

  On September 17, 1997, Harris Savings Bank and its existing mutual holding company, Harris Financial, MHC, reorganized into a two-tier mutual holding company structure with the establishment of a state chartered holding company, Harris Financial, Inc. (HFI), as the parent of HSB. Under the terms of this reorganization, each share of Harris Savings Bank stock was exchanged for one share of Harris Financial, Inc., stock.

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

  On October 21, 1997, the Board of Directors of Harris Financial, Inc. declared a 3 for 1 stock split to be effected in the form of a dividend to stockholders of record as of November 4, 1997, and payable on November 18, 1997. All share and per share information in this annual report has been restated to reflect the stock split as if it had been in effect during all periods presented.

                    HARRIS FINANCIAL, INC. AND SUBSIDIARIES

(All dollar amounts presented in the tables, except for the per share amounts, are in thousands)


(4) Marketable Securities

  The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for the available-for-sale securities by major security type at December 31, 1998 were as follows:

                                                 Gross      Gross
                                               Unrealized Unrealized
                                    Amortized   Holding    Holding      Fair
                                       Cost      Gains      Losses     Value
                                    ---------- ---------- ---------- ----------
Available-for-sale:
U. S. Government and agencies...... $  298,247  $ 1,851    $   (902) $  299,196
Corporate bonds....................    148,731       16      (6,507)    142,240
Municipal obligations..............    113,557    5,713         (37)    119,233
FHLB stock.........................     37,579      --          --       37,579
Other equities.....................    112,403   11,686        (324)    123,765
Asset-backed securities............     15,146      515         --       15,661
Mortgage-backed securities:
  FHLMC PC's.......................      1,421       73         --        1,494
  FNMA CMO's.......................    104,276    1,805        (217)    105,864
  FHLMC CMO's......................     75,137      787        (767)     75,157
  Private issue CMO's..............    355,199    1,373      (1,924)    354,648
                                    ----------  -------    --------  ----------
    Total mortgage-backed
     securities....................    536,033    4,038      (2,908)    537,163
                                    ----------  -------    --------  ----------
    Total securities available-for-
     sale.......................... $1,261,696  $23,819    $(10,678) $1,274,837
                                    ==========  =======    ========  ==========

                                                          Amortized     Fair
                                                             Cost      Value
                                                          ---------- ----------
Available-for-sale:
Due in one year or less.................................. $  185,980 $  185,552
Due after one year through five years....................    202,247    204,040
Due after five years through ten years...................    161,230    160,050
Due after ten years......................................     11,078     11,027
Equity securities........................................    149,982    161,344
Asset-backed securities..................................     15,146     15,661
Mortgage-backed securities...............................    536,033    537,163
                                                          ---------- ----------
  Total securities available-for-sale.................... $1,261,696 $1,274,837
                                                          ========== ==========

  Marketable securities having a market value of $3,052,500 at December 31, 1998 were pledged to secure public deposits. Marketable securities having a market value of $880,633,000 were pledged as collateral for FHLB advances at December 31, 1998.

  In January of 1998, the Registrant made a decision to sell securities with a carrying value of $63.0 million out of the held-to-maturity portfolio. This decision resulted from analyses performed in January of 1998 which indicated that the Bank was heavily invested in fixed rate assets, which increased the risk of earnings compression in a rising rate environment. Analysis showed that the Bank could liquidate the majority of its issues in the held-to-maturity portfolio and reinvest the majority of the proceeds in a mix of fixed and floating rate assets that would maintain HFI's earnings stream while increasing the level of variable rate assets. This course of action was approved by the Registrant's Board of Directors in January, 1998 and the sale was conducted in the same month.

                    HARRIS FINANCIAL, INC. AND SUBSIDIARIES

(All dollar amounts presented in the tables, except for the per share amounts, are in thousands)


  The Registrant recognized a gain of $1.4 million on the sale and the remaining securities in the held-to-maturity portfolio were reclassified as available-for-sale. Under generally accepted accounting principles, the sale of these securities eliminated the Registrant's ability to use the held-to-maturity classification of securities for a period of at least two years.

  The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for held-to-maturity and available-for-sale securities by major security type at December 31, 1997, were as follows:

                                                 Gross      Gross
                                               Unrealized Unrealized
                                    Amortized   Holding    Holding      Fair
                                       Cost      Gains      Losses     Value
                                    ---------- ---------- ---------- ----------
Held-to-maturity:
U. S. Government and agencies...... $   67,933  $   721    $    (3)  $   68,651
Mortgage-backed securities:
  FNMA PC's........................      4,050      100        --         4,150
  Private issue CMO's..............     24,429      315        --        24,744
                                    ----------  -------    -------   ----------
    Total mortgage-backed
     securities....................     28,479      415        --        28,894
                                    ----------  -------    -------   ----------
    Total securities held-to-
     maturity...................... $   96,412  $ 1,136    $    (3)  $   97,545
                                    ==========  =======    =======   ==========
Available-for-sale:
U. S. Government and agencies...... $  184,033  $   938    $  (468)  $  184,503
Corporate bonds....................     20,117       27        (29)      20,115
Municipal obligations..............    109,351    4,672        --       114,023
FHLB stock.........................     30,027      --         --        30,027
Other equities.....................    116,802    8,491       (503)     124,790
Asset-backed securities............     24,551      295         (9)      24,837
Mortgage-backed securities:
  FHLMC PC's.......................      2,920      146        --         3,066
  FNMA CMO's.......................    151,067    1,368         (2)     152,433
  FHLMC CMO's......................    272,927    1,761       (407)     274,281
  Private issue CMO's..............    173,419    1,326        (38)     174,707
                                    ----------  -------    -------   ----------
    Total mortgage-backed
     securities....................    600,333    4,601       (447)     604,487
                                    ----------  -------    -------   ----------
    Total securities available-for-
     sale.......................... $1,085,214  $19,024    $(1,456)  $1,102,782
                                    ==========  =======    =======   ==========

  Activity from the sale of marketable securities is as follows:

                                                       1998     1997     1996
                                                     -------- -------- --------
   Proceeds......................................... $491,903 $499,633 $421,605
                                                     ======== ======== ========
   Gross gains...................................... $  4,635 $  4,280 $    514
   Gross losses.....................................       51      223    1,698
                                                     -------- -------- --------
   Net gain (loss).................................. $  4,584 $  4,057 $ (1,184)
                                                     ======== ======== ========

                    HARRIS FINANCIAL, INC. AND SUBSIDIARIES

(All dollar amounts presented in the tables, except for the per share amounts, are in thousands)


(5) Loans Receivable

  Loans receivable at December 31 are summarized as follows:

                                                               1998      1997
                                                            ---------- --------
First mortgage loans (principally conventional):
Principal balances:
  Secured by 1-4 family residences......................... $  566,438 $539,248
  Construction loans (net of undistributed portion of
   $37,319 and $29,388)....................................     29,032   35,209
  Other....................................................      6,962    1,605
                                                            ---------- --------
                                                               602,432  576,062
Less:
  Unearned premiums........................................        471      855
  Net deferred loan origination fees.......................      8,478    8,147
                                                            ---------- --------
    Total first mortgage loans.............................    593,483  567,060
                                                            ---------- --------
Commercial loans:
Principal balances:
  Commercial...............................................    203,585   81,255
Less:
  Net deferred loan origination fees.......................        543      534
                                                            ---------- --------
    Total commercial loans.................................    203,042   80,721
                                                            ---------- --------
Consumer and other loans:
Principal balances:
  Mobile home..............................................     63,758   71,356
  Home equity and second mortgage..........................    155,310  155,861
  Other....................................................     30,647    9,097
                                                            ---------- --------
                                                               249,715  236,314
Plus:
  Net deferred loan origination costs......................        494      499
  Dealer reserve...........................................     13,996   14,504
                                                            ---------- --------
    Total consumer and other loans.........................    264,205  251,317
                                                            ---------- --------
Less:
  Allowance for loan loss..................................      9,088    8,192
                                                            ---------- --------
  Net loans................................................ $1,051,642 $890,906
                                                            ========== ========

  Loans having a carrying value of $558,726,000 were pledged as collateral for FHLB advances at December 31, 1998.

  Activity in the allowance for loan loss is summarized as follows for the years ended December 31:

                                                        1998    1997    1996
                                                       ------  ------  ------
   Balance at the beginning of the year............... $8,192  $8,322  $6,114
   Addition due to acquisition........................    --      --    1,074
   Provision charge to income.........................  2,540     610   1,957
   Less: portion of provision related to unfunded
    commitments.......................................   (503)   (422)    --
   Charge-offs and recoveries, net.................... (1,141)   (318)   (823)
                                                       ------  ------  ------
   Balance at the end of the year..................... $9,088  $8,192  $8,322
                                                       ======  ======  ======

                    HARRIS FINANCIAL, INC. AND SUBSIDIARIES

(All dollar amounts presented in the tables, except for the per share amounts, are in thousands)


  Nonaccrual and renegotiated loans for which interest has been reduced totaled approximately $8,513,000, $6,938,000 and $5,625,000 at December 31,
1998, 1997 and 1996, respectively. Interest income foregone on these loans amounted to $366,000, $360,000 and $293,000 during 1998, 1997 and 1996, respectively.

  At December 31, 1998 and 1997, HFI had no impaired loans, as all impaired loans were deemed uncollectible and charged off as of the respective year end. Consequently, HFI recorded no impairment loss reserves at December 31, 1998 and 1997. HFI's average carrying value of impaired loans was $0 in 1998 and 1997. No interest income was recognized on impaired loans during 1998 and 1997.

  During 1998, the methodology used to develop the loan loss reserve was modified. As a result of these modifications, a portion of the reserve was allocated to cover the calculated exposure for unfunded loan commitments. The reserve, which is $925,000 and $422,000 as of December 31, 1998 and 1997, respectively, is recorded in other liabilities. Increases and decreases in this balance are recorded through the loan loss provision.

  In connection with identified violations of internal control policies and certain unauthorized external activities concerning HFI's relationship with a mortgage brokering company that followed the acquisition of First Harrisburg by HFI, a $4.3 million loss was incurred in 1996. Approximately $1.6 million of this was recovered in 1997 and another $.1 million was recovered in 1998. The 1997 and 1998 recoveries are included in other non-interest income.

(6) Loan Servicing

  Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans at December 31 are summarized as follows:

                                                 1998       1997       1996
                                              ---------- ---------- ----------
   Mortgage loan portfolios serviced for:
   FHLMC..................................... $  775,630 $  670,426 $  645,403
   FNMA......................................    330,065    328,086    349,671
   Other investors...........................        977     68,389     68,912
                                              ---------- ---------- ----------
                                              $1,106,672 $1,066,901 $1,063,986
                                              ========== ========== ==========

  Activity associated with mortgage servicing rights is summarized as follows:

                                                   Purchased Originated  Total
                                                   --------- ---------- -------
   Balance at December 31, 1996...................  $10,114    $2,150   $12,264
   Additions......................................      --      1,152     1,152
   Amortization...................................   (1,432)     (154)   (1,586)
                                                    -------    ------   -------
   Balance at December 31, 1997...................    8,682     3,148    11,830
   Additions......................................    2,630     1,099     3,729
   Amortization...................................   (2,280)   (1,190)   (3,470)
   Net change in valuation allowance..............      (83)      --        (83)
   Fair value of hedge on servicing rights........   (1,010)      --     (1,010)
                                                    -------    ------   -------
   Balance at December 31, 1998...................  $ 7,939    $3,057   $10,996
                                                    =======    ======   =======

  Custodial escrow balances maintained in connection with the foregoing loan servicing were approximately $8,493,000 and $10,106,000 at December 31, 1998 and 1997, respectively.

                    HARRIS FINANCIAL, INC. AND SUBSIDIARIES

(All dollar amounts presented in the tables, except for the per share amounts, are in thousands)


  During 1998, HFI purchased an interest rate floor to hedge against the deterioration in the carrying value of its mortgage servicing rights portfolio resulting from prepayments of the underlying loans. The notional amount of the hedge was $75,000,000 with a two year term that expires in April 2000. The derivative investment qualifies for hedge accounting treatment. At December 31, 1998, the floor's fair value of $1,010,000 is recorded within other assets and as an adjustment to the carrying value of mortgage servicing rights. Cash payments received under the derivative contract are recorded as an adjustment to the carrying value of the contract. Any gains or losses resulting from the contract will be deferred and amortized over the remaining lives of the related servicing rights.

  A premium of approximately $368,000 was paid in order to obtain the interest rate floor. The premium is being amortized over the two-year life of the contract.

  HFI performs a market value analysis of its mortgage servicing rights on a quarterly basis. If the calculated market value is less than the carrying value of the servicing rights, amortization is recorded to write down the servicing rights to the market value. As of December 31, 1998, the mortgage servicing rights reflected a fair market value of $13,395,000. The Registrant engages an external consultant to perform the market value analysis. The analysis calculates the net present value of the future cash flows expected from the servicing rights. The underlying loans are stratified into homogenous pools by 100 basis point interest rate bands. Once the loans are stratified, each pool is individually valued using assumptions that are unique and characteristic of that pool. The following table shows the significant factors used at December 31, 1998, to value the servicing rights as well as the average value of each factor.

      Foreclosure Rate (first year)....................................  .7501%
      Foreclosure Costs (per loan)..................................... $300.00
      Escrow Reserve requirement.......................................  95.00%
      Future Interest rate.............................................   4.75%
      Future Cost of funds.............................................   7.75%
      Discount rate....................................................   9.00%
      Inflation rate--escrows..........................................   2.00%
      Average prepayment rate..........................................   16.8%

(7) Premises and Equipment

  A summary of premises and equipment at December 31 follows:

                                                                     Estimated
                                                  1998      1997    Useful lives
                                                --------  --------  ------------
   Land........................................ $  2,315  $  2,315
   Buildings and improvements..................   13,827    13,051   5-50 years
   Leasehold improvements......................    2,483     2,313   5-10 years
   Furniture and equipment.....................   16,374    13,666   5-10 years
   Automobiles.................................      241       142   3 years
   Software....................................    3,604     2,628   3-5 years
   Accumulated depreciation....................  (17,230)  (15,393)
                                                --------  --------
                                                $ 21,614  $ 18,722
                                                ========  ========

  Depreciation expense for the years 1998, 1997 and 1996 amounted to $2,358,222, $1,551,000 and $1,216,000, respectively.

                    HARRIS FINANCIAL, INC. AND SUBSIDIARIES

(All dollar amounts presented in the tables, except for the per share amounts, are in thousands)


(8) Intangible Assets

  Harris Financial, Inc.(HFI), the holding company for Harris Savings Bank, was organized in September 1997. The $94,000 cost associated with the holding company formation was amortized over a time period that ended as of December 31, 1998. In November 1995, HFI and First Harrisburg Bancor, Inc. ("First Harrisburg"), a local thrift institution, signed a definitive agreement for HFI to acquire First Harrisburg. The acquisition, which was consummated on April 19, 1996, was a 100% cash purchase of all outstanding First Harrisburg common shares at $14.77 per share, which resulted in a total cost of approximately $38 million, and was accounted for by HFI as a purchase transaction. As of April 19, 1996, First Harrisburg had total assets of approximately $276.6 million and total liabilities of approximately $252.2 million. HFI recorded approximately $13.8 million of goodwill upon consummation of this acquisition, which is being amortized over a fifteen year period using the straight-line method.

  Effective September 29, 1995, Harris Savings Bank completed an acquisition of two banking offices located in Hagerstown, Maryland from Columbia First Bank. The acquisition included the purchase of $126.0 million in deposit liabilities, $115.4 million of cash and cash equivalents, and $.3 million in selected loans and fixed assets. The acquisition was accounted for as a purchase and resulted in a deposit premium of $10.4 million, which is being amortized over a seven year period using the straight-line method.

  The activity in intangible assets was as follows:

                                      Deposit            Organization
                                      Premium  Goodwill     Costs      Total
                                      -------  --------  ------------ -------
   Balance as of December 31, 1996... $ 8,507  $13,188       $--      $21,695
   Additions.........................     --       --          94          94
   Amortization......................  (1,479)    (908)        (6)     (2,393)
                                      -------  -------       ----     -------
   Balance as of December 31, 1997...   7,028   12,280         88      19,396
   Amortization......................  (1,480)    (919)       (88)     (2,487)
                                      -------  -------       ----     -------
   Balance as of December 31, 1998... $ 5,548  $11,361       $--      $16,909
                                      =======  =======       ====     =======
   Accumulated amortization.......... $ 4,812  $ 2,456       $ 94     $ 7,362
                                      =======  =======       ====     =======

(9) Deposits

  HFI pays deposit insurance premiums to the Savings Association Insurance Fund ("SAIF") of the FDIC. HFI's deposit insurance premium rate was .061% for 1998, .064% for 1997 and .23% for 1996 of its assessed deposit base. This resulted in total premiums assessed of $696,000, $751,000 and $2,261,000 in 1998, 1997 and 1996, respectively. In addition, on September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 to recapitalize the Savings Association Insurance Fund ("SAIF") administered by the Federal Deposit Insurance Corporation ("FDIC") and to provide for repayment of the Financial Institution Collateral Obligation bonds issued by the United States Treasury Department. The FDIC levied a one-time special assessment on SAIF-assessable deposit base as of March 31, 1995. The one-time special assessment amounted to an additional expense to the Bank of approximately $7.0 million in 1996.

  On October 21, 1998 and December 11, 1997, HFI participated in brokered certificate of deposit transactions with Merrill Lynch. The amount of the 1998 transaction was $25,000,000 with a maturity of 6 months. The amount of the 1997 transaction was $25,000,000 with a maturity of 3 years. The certificates of deposits were issued in denominations greater than $100,000 and participated out by the broker.

                    HARRIS FINANCIAL, INC. AND SUBSIDIARIES

(All dollar amounts presented in the tables, except for the per share amounts, are in thousands)


(10) Other Borrowings

  Borrowed funds at December 31 are summarized as follows:

                                                               1998      1997
                                                            ---------- --------
   FHLB Advances........................................... $  746,581 $575,440
   Repurchase Agreements...................................    322,673  277,548
   ESOP Loan...............................................        --       990
                                                            ---------- --------
     Total other borrowings................................ $1,069,254 $853,978
                                                            ========== ========

  Pursuant to collateral agreements with the FHLB, advances are fully secured by certain debt securities and qualifying first mortgage loans. There were available lines of credit totaling $943.5 million and $811.7 million at December 31, 1998 and 1997, respectively.

  In conjunction with the Corporate reorganization and stock issuance accomplished on January 25, 1994, HFI borrowed $2,475,000 from an unrelated local institution to fund the purchase of 742,500 shares of HFI stock. The purpose of the stock purchase was to establish HFI's ESOP. The terms of the ESOP borrowing called for the payment of five equal annual principal installments of $495,000 beginning January 25, 1995 and on the last day of January each year thereafter.

  Interest on the borrowing accrued at the rate of 5.75% per annum and is payable monthly. In 1998, management retired the debt and HFI assumed the remaining balance of $495,000 due from the ESOP.

  As of December 31, 1998, FHLB advances consisted of the following:

         Amount                   Average Rate                                 Maturities
         ------                   ------------                               ---------------
         $111,581                    5.113%                                  1999
           50,000                    5.403%                                  2000
          150,000                    5.856%                                  2001
          175,000                    5.524%                                  2002
           50,000                    5.075%                                  2003
          210,000                    4.905%                                  2004 and beyond
         --------                    -----
         $746,581                    5.317%
         ========                    =====

  During 1998 and 1997, HFI sold repurchase agreements, the average balance of which was $352.1 million and $165.4 million for the years ended December 31, 1998 and 1997, respectively. The highest month-end balance outstanding was $377.6 million and $284.4 million during 1998 and 1997, respectively. The securities underlying the agreements were under HFI's control. At December 31, 1998, repurchase agreements consisted of:

                                                MATURITY
                         ------------------------------------------------------
                                   Greater than Overnight Greater than One Year
                         Overnight   Less than One Year    Less than Ten Years
                         --------- ---------------------- ---------------------
U.S. Agency:
Carrying Value of Asset
 Sold...................   $--             $  --                $316,065
Repurchase Liability....   $--             $  --                $313,000
Interest Rate...........   0.00%             0.00%                  5.42%
Non-Agency:
Carrying Value of Asset
 Sold...................   $--             $9,801               $    --
Repurchase Liability....   $--             $9,673               $    --
Interest Rate...........   0.00%             5.13%                  0.00%

                    HARRIS FINANCIAL, INC. AND SUBSIDIARIES

(All dollar amounts presented in the tables, except for the per share amounts, are in thousands)


(11) Restrictions

  HFI is required by the Federal Reserve Bank to maintain certain statutory cash reserves. At December 31, 1998, HFI's reserve requirement was $11,723,000.

(12) Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

  HFI issues financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers. These financial instruments include commitments to extend credit and performance standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.

  At December 31, 1998 and 1997, HFI had the following off-balance sheet risk items:

                                                                 1998    1997
                                                                ------- -------
   Commitments:
   To extend credit:
     Unused open-end consumer lines of credit.................. $44,006 $37,017
     Unused open-end commercial lines of credit................  39,429  26,423
     Funds available on construction loans.....................  37,319  29,338
     Loan originations and purchases...........................  86,286  23,380
   To sell loans...............................................  14,418  12,098
   To purchase marketable securities...........................     --   56,915
   Performance standby letters of credit.......................   4,703   2,281

  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

  HFI evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by HFI upon extension of credit, is based on management's credit evaluation of the customer. Collateral held includes residential and income producing commercial properties.

  Performance standby letters of credit are conditional commitments issued by HFI to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The terms of the letters of credit vary from 6 months to 36 months and may have renewal features. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. HFI holds collateral supporting those commitments for which collateral is deemed necessary.

  Most of HFI's business activity is with customers located within HFI's defined market area. HFI grants commercial, residential and consumer loans throughout central Pennsylvania. Since the majority of HFI's loan portfolio is located in central Pennsylvania, a substantial portion of HFI's debtors' ability to honor their contracts and increases or decreases in the market value of the real estate collateralizing such loans may be significantly affected by the level of economic activity in this area.

                    HARRIS FINANCIAL, INC. AND SUBSIDIARIES

(All dollar amounts presented in the tables, except for the per share amounts, are in thousands)


(13) Employee Benefits

  HFI has a qualified non-contributory defined benefit pension plan covering substantially all of its employees. Benefits are based on years of service and the employee's average monthly pay using the five highest years of employment. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. The following sets forth the plan's funded status and amounts recognized in HFI's statement of financial condition at December 31, 1998 and 1997:

                                                                1998     1997
                                                               -------  -------
   Change in benefit obligation:
   Benefit obligation at beginning of year.................... $ 9,799  $ 9,148
   Service cost...............................................     714      679
   Interest cost..............................................     721      652
   Actuarial loss or (gain)...................................      17     (260)
   Actuarial loss due to changes in assumptions...............     957      --
   Benefits paid..............................................    (417)    (420)
                                                               -------  -------
   Benefit obligation at the end of plan year.................  11,791    9,799
                                                               -------  -------
   Change in plan assets:
   Fair value of plan assets at beginning of year.............  12,192   10,917
   Actual return on plan assets...............................   1,405    1,695
   Benefits paid..............................................    (417)    (420)
                                                               -------  -------
   Fair value of plan assets at end of year...................  13,180   12,192
                                                               -------  -------
   Funded status..............................................   1,389    2,393
   Unrecognized net actuarial gain............................  (1,467)  (2,033)
   Unrecognized prior service cost............................     165      180
   Unrecognized net asset.....................................    (384)    (422)
                                                               -------  -------
     (Accrued) Prepaid benefit cost........................... $  (297) $   118
                                                               =======  =======

  The components of net pension expense for the years ended December 31, 1998, 1997, and 1996 are as follows:

                                                      1998     1997     1996
                                                     -------  -------  -------
   Service cost benefits earned during the period..  $   714  $   679  $   591
   Interest cost on projected benefit obligation...      721      652      593
   Actual return on plan assets....................   (1,405)  (1,695)  (1,335)
   Net amortization and deferral of gains (1)......      385      807      527
                                                     -------  -------  -------
     Net pension expense...........................  $   415  $   443  $   376
                                                     =======  =======  =======
   (1) This item is comprised of:
   Current year's net asset gain deferred for later
    recognition....................................  $   446  $   837  $   550
   Amortization of prior service cost..............       15       15       15
   Amortization of unrecognized net asset..........      (38)     (38)     (38)
   Amortization of net gain........................      (38)      (7)     --
                                                     -------  -------  -------
                                                     $   385  $   807  $   527
                                                     =======  =======  =======

                    HARRIS FINANCIAL, INC. AND SUBSIDIARIES

(All dollar amounts presented in the tables, except for the per share amounts, are in thousands)


  Assumptions used to develop the net pension cost were:

                                                                  1998 1997 1996
                                                                  ---- ---- ----
   Discount Rate................................................. 6.5% 7.5% 7.5%
   Expected long-term rate of return on assets................... 8.0% 8.0% 8.0%
   Rate of increase in compensation levels....................... 4.0% 5.0% 5.0%

  Assets of HFI's qualified non-contributory defined benefit pension plan consist primarily of U.S. Government securities, corporate bonds, and equity securities.

  HFI also has a defined contribution pension plan covering substantially all employees. HFI will provide a matching contribution of 25% of employee contributions to a maximum of 6% of employee compensation. Pension plan expense related to the defined contribution plan was $123,000, $93,000, and $73,000 in 1998, 1997 and 1996, respectively.

  In addition to pension benefits, HFI provides certain health care benefits for retired employees. HFI accounts for these postretirement benefits under the accrual method of accounting for post retirement benefits other than pensions.

                                                               1998     1997
                                                              -------  -------
   Change in benefit obligation:
   Benefit obligation at beginning of year................... $ 1,721  $ 1,651
   Service cost..............................................      81       71
   Interest cost.............................................     127      116
   Actuarial loss............................................     194      242
   Plan change...............................................     --      (388)
   Actuarial loss due to changes in assumptions..............     463       65
   Benefits paid.............................................     (33)     (36)
                                                              -------  -------
   Benefit obligation at the end of plan year................   2,553    1,721
                                                              -------  -------
   Fair value of plan assets at year end.....................     --       --
   Funded status.............................................  (2,553)  (1,721)
   Unrecognized net loss (gain)..............................     391     (270)
   Unrecognized prior service cost...........................    (290)    (306)
                                                              -------  -------
     Accrued benefit cost.................................... $(2,452) $(2,297)
                                                              =======  =======

  The components of net periodic postretirement benefit cost for the years ended December 31, 1998, 1997, and 1996 are as follows:

                                                                1998  1997  1996
                                                                ----  ----  ----
   Service Cost................................................ $ 81  $ 71  $120
   Interest Cost...............................................  127   116   129
   Amortization of unrecognized prior service cost.............  --    --     21
   Amortization of net (gain)/loss.............................  (20)  (22)  (17)
                                                                ----  ----  ----
     Total net periodic postretirement benefit cost............ $188  $165  $253
                                                                ====  ====  ====

                    HARRIS FINANCIAL, INC. AND SUBSIDIARIES

(All dollar amounts presented in the tables, except for the per share amounts, are in thousands)


  The post-retirement benefit obligation was determined using a discount rate of 6.5%. The assumed health care cost rate used in measuring the accumulated post retirement benefit obligation was 6.0% for medical costs and 4.0% per year for dental costs. The health care cost trend assumption has a significant impact on the amounts reported. For example, a 1.0% increase in the health care trend rate would increase the accumulated post-retirement benefits obligation by approximately $601,000 at December 31, 1998 and increase the aggregate of the service and interest cost components by $83,000 for the year ended December 31, 1998.

(14) Employee Stock Ownership Plan

  On January 25, 1994, HFI established a leveraged employee stock ownership plan (ESOP) for the benefit of substantially all employees. HFI makes annual contributions to the ESOP equal to the ESOP's debt service less dividends received on unearned shares. The ESOP shares initially were pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and become eligible for allocation to employee accounts. Actual ESOP share allocations to employee accounts are based on each employee's relative portion of HFI's total eligible compensation recorded during the year shares are earned. ESOP compensation expense was $773,000, $1,633,000 and $838,000 for 1998, 1997 and 1996, respectively.

  HFI accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the shares pledged as collateral on ESOP borrowings are reported as unearned ESOP shares in Harris Financial, Inc.'s statement of condition. As shares are earned, HFI reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share (EPS) computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of accrued interest.

  The ESOP shares as of December 31, 1998, 1997 and 1996 were as follows:

                                                      1998     1997     1996
                                                     -------  -------  -------
   Allocated Shares................................. 399,509  277,344  187,695
   Shares released for allocation................... 148,500  147,300  104,784
   Earned shares not yet released for allocation....  29,700  148,500  148,500
   Shares distributed............................... (28,602) (25,135) (16,335)
   Unearned shares.................................. 118,800  148,500  297,000
                                                     -------  -------  -------
                                                     667,907  696,509  721,644
                                                     =======  =======  =======
   Fair value of unearned shares at December 31,....  $1,619  $ 2,951   $1,807
                                                     =======  =======  =======

(15) Stock Award and Option Plans

  HFI's stock award plans include the Recognition and Retention Plan for Officers and Employees and the Recognition and Retention Plan for Outside Directors ("the RRPs") which were established on January 25, 1994 (note 3). The RRPs provide for the granting of restricted stock awards to key employees and unrestricted stock awards to outside directors. Restricted stock awards will vest only if HFI achieves certain financial goals over one-year performance periods. Recipients of restricted and unrestricted stock awards are not required to provide

                    HARRIS FINANCIAL, INC. AND SUBSIDIARIES

(All dollar amounts presented in the tables, except for the per share amounts, are in thousands)

consideration to HFI other than rendering service and have the right to vote the shares and receive dividends. The following table summarizes the activity in HFI's RRP's during 1998, 1997 and 1996:

                          Restricted Unrestricted  Shares in     Total
                          Shares (1)  Shares (1)  Suspense (1) Shares (1)
                          ---------- ------------ ------------ ----------
Plan activity during
 1996:
Unearned at December 31,
 1995...................   102,225      36,003      156,750     294,978
Earned..................   (29,775)    (20,997)         --      (50,772)
                           -------     -------      -------     -------
Unearned on December 31,
 1996...................    72,450      15,006      156,750     244,206
Plan activity during
 1997:
Forfeited...............   (16,875)        --        16,875         --
Awarded.................       --        4,500       (4,500)        --
Earned..................   (36,225)    (15,506)         --      (51,731)
                           -------     -------      -------     -------
Unearned on December 31,
 1997...................    19,350       4,000      169,125     192,475
Plan activity during
 1998:
Forfeited...............       --          --           --          --
Awarded.................     4,500         --        (4,500)        --
Earned..................   (11,175)     (1,500)         --      (12,675)
                           -------     -------      -------     -------
Unearned on December 31,
 1998...................    12,675       2,500      164,625     179,800
                           =======     =======      =======     =======

--------
(1) The number of shares granted under the Stock Option Plan and the weighted average exercise price are adjusted for a three for one stock split that was effective November 18, 1997.

  At the time of inception of the RRP's, the cost of the plan shares was recorded as unearned compensation in stockholders' equity. As granted shares are earned, compensation is charged to expense at market value (restricted shares) or at cost (unrestricted shares), unearned compensation is reduced at share cost ($3.33 per share), thereby increasing stockholders' equity, and paid in capital is increased by the appreciated portion of the restricted shares' market value. HFI recorded compensation expense for earned RRP shares totaling $416,000, $592,000 and $237,000 in 1998, 1997 and 1996, respectively.

  HFI's stock option plans include the 1994 Incentive Stock Option Plan for key employees and the 1994 Stock Option Plan for Outside Directors ("the Option Plans") which were established on January 25, 1994 (note 3). Recipients of options under the Option Plans are required to pay consideration to the Bank to exercise option shares as well as render service over the applicable vesting periods. Recipients of options have no rights with respect to share voting or receipt of dividends on unexercised option shares. Stock options under the Option Plans vest over periods of one to five years, or at the time of certain qualified events, and are exercisable within a ten-year period from the date options become vested.

  The Board of Directors has adopted the Harris Savings Bank 1996 Stock Option Plan ("the 1996 Stock Option Plan") and has reserved 75,000 shares of Common Stock for issuance under the plan. This plan was approved by the stockholders at the annual meeting of stockholders on April 16, 1996. Recipients of options under the 1996 Stock Option Plan are required to pay consideration to HFI to exercise option shares as well as render service over the applicable vesting periods. Recipients of options have no rights with respect to share voting or receipt of dividends on unexercised option shares. Stock options under the 1996 Stock Option Plan vest over a period of three years, or at the time of certain qualified events, and are exercisable within a ten-year period from the date the options become vested.

                    HARRIS FINANCIAL, INC. AND SUBSIDIARIES

(All dollar amounts presented in the tables, except for the per share amounts, are in thousands)


  The following table presents the activity in HFI's option plans during the periods ending December 31:

                                  1998                   1997                    1996
                          ---------------------- ----------------------- --------------------
                                       Weighted                Weighted             Weighted
                                        Average                 Average              Average
                                       Exercise                Exercise             Exercise
                          Number (1)   Price (1) Number (1)    Price (1) Number (1) Price (1)
                          ----------   --------- ----------    --------- ---------- ---------
Balance at beginning of
 year...................    332,125     $ 3.92     479,550       $3.41    482,550     $3.33
Granted (forfeited).....     49,625(3)  $22.49      (6,225)(2)   $1.76     15,000     $5.65
Exercised...............   (203,100)    $ 3.61    (141,200)      $3.39    (18,000)    $3.33
                           --------     ------    --------       -----    -------     -----
Balance at end of year..    178,650     $ 9.50     332,125       $3.92    479,550     $3.41
                           ========     ======    ========       =====    =======     =====
Exercisable at end of
 year...................     77,925                220,975                291,048
                           ========               ========                =======
Weighted average grant
 date fair value of
 options granted during
 the year...............   $   6.48               $   3.93                $  2.58
                           ========               ========                =======

--------
(1) The number of shares granted under the Stock Option Plan and the weighted average exercise price are adjusted for a three for one stock split that was effective November 18, 1997.
(2) Includes 39,750 forfeited shares.
(3) Includes 1,500 forfeited shares.

  The following table presents the options outstanding and exercisable at December 31, 1998:

                           Exercise Exercise Exercise Exercise Exercise
                            Price    Price    Price    Price    Price
                            $0-$5    $5-$10  $10-$15  $20-$25  $25-$30   Total
                           -------- -------- -------- -------- -------- -------
Options Outstanding:
Number of options........   99,250   19,275   14,625   26,500   19,000  178,650
Weighted average exercise
 price...................   $ 3.33   $ 7.10   $12.74   $20.49   $26.37  $  9.50
Weighted average
 remaining contract life
 (Years).................        5        8        9       10       10        7
Options Exercisable:
Number of options........   66,250    8,675    3,000      --       --    77,925
Weighted average exercise
 price...................   $ 3.33   $ 7.53   $12.10   $  --    $  --   $  4.14

  HFI applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation costs for HFI's 1996 stock option plan been determined consistent with FASB Statement No. 123, HFI's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                          1998    1997    1996
                                                         ------- ------- ------
Net Income
  As reported........................................... $19,229 $17,771 $1,031
  Pro forma............................................. $19,099 $17,738 $1,027
Basic earnings per share
  As reported........................................... $  0.57 $  0.53 $ 0.03
  Pro forma............................................. $  0.56 $  0.53 $ 0.03
Diluted earnings per share
  As reported........................................... $  0.57 $  0.52 $ 0.03
  Pro forma............................................. $  0.56 $  0.52 $ 0.03

                    HARRIS FINANCIAL, INC. AND SUBSIDIARIES

(All dollar amounts presented in the tables, except for the per share amounts, are in thousands)


  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998: dividend yield of 1.57 percent for all years; expected volatility of 43.89 percent; risk-free interest rate of 4.52 percent; and expected lives of seven years. In 1997, the weighted average assumptions for the model assumed a dividend yield of 3.34 percent for all years; expected volatility of 41.32 percent; risk-free interest rate of 5.60 percent; and expected lives of seven years. The effects of applying SFAS No. 123 may not be representative of the effects on reported net income in future years

(16) Income Taxes

  Income tax expense for the years ended December 31, 1998, 1997 and 1996 is summarized as follows:

                                                        1998    1997    1996
                                                       ------  ------  -------
   Federal:
     Current.......................................... $6,609  $6,905  $(2,192)
     Deferred.........................................   (903)    (31)   1,803
                                                       ------  ------  -------
                                                        5,706   6,874     (389)
   State:
     Current..........................................  1,338   1,483       (3)
     Deferred.........................................    265     (45)    (125)
                                                       ------  ------  -------
   Income tax expense (benefit)....................... $7,309  $8,312  $  (517)
                                                       ======  ======  =======

  Total income tax expense differed from the amounts computed by applying the
U. S. Statutory income tax rate for the years ended December 31, 1998, 1997 and 1996 to income before taxes as a result of the following:

                                                       1998     1997    1996
                                                      -------  -------  -----
   Estimated income tax expense at federal rate...... $ 9,288  $ 9,129  $ 180
   State tax expense (benefit) net of federal income
    taxes............................................   1,041      979   (165)
   Tax-exempt interest income........................  (2,271)  (2,013)  (809)
   Amortization of goodwill..........................     322      318    220
   Dividends received deduction......................  (1,677)  (1,501)  (423)
   Non-deductible employee stock option plan
    expense..........................................     224      399    120
   Interest disallowance.............................     352      306    240
   Other, net........................................      30      695    120
                                                      -------  -------  -----
     Total........................................... $ 7,309  $ 8,312  $(517)
                                                      =======  =======  =====

                    HARRIS FINANCIAL, INC. AND SUBSIDIARIES

(All dollar amounts presented in the tables, except for the per share amounts, are in thousands)


  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1998 and 1997 are presented below:

                                                              1998     1997
                                                             -------  -------
   Deferred tax asset:
   Reserve for uncollected interest......................... $    77  $     5
   Deferred compensation expense............................     404      493
   Postretirement benefits expense..........................     973      928
   Pension expense..........................................     117      --
   Excess loan servicing fees...............................      69      107
   Allowance for loan losses................................   3,505    2,973
   Deposit intangible amortization..........................     898      622
   Accrued severance costs..................................     134      251
   Investment premium amortization..........................     --       266
   Deferred interest income.................................     242      179
   Non-accrual interest.....................................     126      --
   Stock-based compensation expense.........................     115      180
   State tax operating loss carry-forward...................      16      281
   Other....................................................     444      196
                                                             -------  -------
     Total..................................................   7,120    6,481
                                                             -------  -------
   Deferred tax liabilities:
   Deferred loan costs and dealer reserves, net.............   3,877    3,834
   Pension expense..........................................     --        41
   Prepaid expenses.........................................     359      323
   Depreciation.............................................     545      444
   Net unrealized gains on marketable securities available
    for sale................................................   5,035    6,837
   Deferred depreciation and amortization on acquistion
    related assets..........................................     224      383
   Originated mortgage servicing rights.....................   1,069    1,056
   Excess tax bad debt reserves over base year..............   1,367    1,827
   Other....................................................     116       15
                                                             -------  -------
     Total..................................................  12,592   14,760
                                                             -------  -------
       Net deferred tax liability........................... $(5,472) $(8,279)
                                                             =======  =======

  Management has determined that it is not required to establish a valuation reserve for its gross deferred tax asset of $7.1 million since it is more likely than not that the deferred tax assets will be realized through future reversals of existing temporary differences, future taxable income, and the implementation of prudent tax planning strategies.

(17) Leases

  At December 31, 1998, HFI was obligated under non-cancelable operating leases for office space. Certain leases contain escalation clauses providing for increased rentals based on increases in the average consumer price index. Rental expenses for these facilities aggregated $993,000, $1,022,000, and $836,000 for 1998, 1997 and 1996, respectively.

                    HARRIS FINANCIAL, INC. AND SUBSIDIARIES

(All dollar amounts presented in the tables, except for the per share amounts, are in thousands)


  The projected minimum rental payments under the terms of the leases at December 31, 1998, net of projected sub-lease rentals, are as follows:

      Years ending December 31,                                          Amount
      -------------------------                                          ------
      1999.............................................................. $  862
      2000..............................................................    896
      2001..............................................................    905
      2002..............................................................    838
      2003..............................................................    773
      2004 and thereafter...............................................  4,639
                                                                         ------
                                                                         $8,913
                                                                         ======

(18) Fair Value Accounting

  Harris Financial, Inc. is required to disclose the fair value of its financial instrument assets and liabilities. For HFI, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments as defined in SFAS 107. Many of HFI's financial instruments, however, lack an available trading market as characterized by a willing buyer and a willing seller engaging in an exchange transaction. Since it is HFI's general practice not to engage in trading activities, significant assumptions and estimations were used in calculating present values in discounted cash flow models. Estimated fair values at December 31, 1998 and 1997 have been determined by HFI using the best available data, as generally provided in Harris Savings Bank's call report as submitted to the FDIC with an estimation methodology suitable for each category of financial instrument.

  Fair value estimates, methods, and assumptions are set forth below for HFI's financial instruments.

  Cash and Cash Equivalents. The carrying amounts for short-term instruments approximate fair value because of the short maturity of, and negligible credit concerns within those instruments.

                                                1998                1997
                                         ------------------- -------------------
                                         Estimated  Carrying Estimated  Carrying
                                         Fair Value  Amount  Fair Value  Amount
                                         ---------- -------- ---------- --------
   Cash and cash equivalents............  $56,741   $56,741   $24,466   $24,466
                                          =======   =======   =======   =======

  Marketable Securities. The fair value of marketable securities, all of which are maintained as available for sale, has been valued based on quotations received from an independent pricing service.

                                            1998                  1997
                                    --------------------- ---------------------
                                    Estimated  Amortized  Estimated  Amortized
                                    Fair Value    Cost    Fair Value    Cost
                                    ---------- ---------- ---------- ----------
   Securities held-to-maturity..... $      --  $      --  $   97,545 $   96,412
   Securities available-for-sale...  1,274,837  1,261,696  1,102,782  1,085,214
                                    ---------- ---------- ---------- ----------
                                    $1,274,837 $1,261,696 $1,200,327 $1,181,626
                                    ========== ========== ========== ==========

  Deposit, Escrow, and Other Borrowings. Under SFAS 107, the fair value of deposits with no stated maturity, such as demand deposit accounts, NOW accounts, money market accounts, and savings accounts, is equal to the amount payable on demand. The fair value of time deposits and other borrowings is based on the discounted value of contractual cash flows and current rates for debt with similar terms and remaining maturities.

                    HARRIS FINANCIAL, INC. AND SUBSIDIARIES

(All dollar amounts presented in the tables, except for the per share amounts, are in thousands)

The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value of escrow, which has no stated maturity, is equal to the amount on deposit.

                                            1998                  1997
                                    --------------------- ---------------------
                                    Estimated   Carrying  Estimated   Carrying
                                    Fair Value   Amount   Fair Value   Amount
                                    ---------- ---------- ---------- ----------
   Demand and NOW accounts......... $  144,689 $  144,689 $  100,703 $  100,703
   Money Market Accounts...........    152,057    152,057    128,079    128,079
   Savings.........................    143,462    143,462    148,718    148,718
   Time Deposits...................    722,244    765,171    767,668    768,738
                                    ---------- ---------- ---------- ----------
     Total Deposits................ $1,162,452 $1,205,379 $1,145,168 $1,146,238
                                    ========== ========== ========== ==========
   Escrow.......................... $    7,906 $    7,906 $    8,552 $    8,552
                                    ========== ========== ========== ==========
   Other Borrowings................ $1,065,173 $1,069,254 $  846,025 $  853,978
                                    ========== ========== ========== ==========

  Loans. Fair Values are estimated for portfolios of loans with similar characteristics. Residential mortgages make up a substantial percentage of HFI's loan portfolio. These residential mortgages, which are generally underwritten to standards substantially in conformity with Federal Home Loan Mortgage Corporation ("Freddie Mac") standards, have been estimated based on the discounted value of expected cash flows.

  Construction loans are of relatively short maturity and have an estimated fair value equal to the carrying value. Fair values for all other loans have been calculated by discounting scheduled cash flows. The discount rate used in these calculations is the market rate for similar instruments adjusted for non-interest operating costs, credit risk and assumed prepayment risk.

                                           1998                  1997
                                   ---------------------  -------------------
                                   Estimated   Carrying   Estimated  Carrying
                                   Fair Value   Amount    Fair Value  Amount
                                   ---------- ----------  ---------- --------
   One-to-four Family Mortgages... $  574,054 $  573,400   $546,080  $539,248
   Constructions Loans............     29,032     29,032     35,209    35,209
   Other Loans....................    455,695    458,298    337,690   324,641
   Less: Allowance for loan
    losses........................        --      (9,088)       --     (8,192)
                                   ---------- ----------   --------  --------
                                   $1,058,781 $1,051,642   $918,979  $890,906
                                   ========== ==========   ========  ========

  Commitments to Extend Credit and Performance Standby Letters of Credit. The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of performance standby letters of credit is based upon fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties.

                    HARRIS FINANCIAL, INC. AND SUBSIDIARIES

(All dollar amounts presented in the tables, except for the per share amounts, are in thousands)


                                      1998                           1997
                         ------------------------------ ------------------------------
                         Contract  Carrying  Estimated  Contract  Carrying  Estimated
                          Amount  Amount (1) Fair Value  Amount  Amount (1) Fair Value
                         -------- ---------- ---------- -------- ---------- ----------
Commitments:
Commitments to Extend
 Credit:
 Unused open-end
  consumer lines of
  credit................ $ 44,006   $  --      $  --    $ 37,017   $  --      $  --
 Unused open-end
  commercial lines of
  credit................   39,429      275        275     26,423      --         --
 Funds available on
  construction loans....   37,319      902        902     29,338      850        850
 Loan originations and
  purchases.............   86,286      477        477     23,380      510        510
 Performance standby
  letters of credit.....    4,703       31         31      2,281        2          2
                         --------   ------     ------   --------   ------     ------
                         $211,743   $1,685     $1,685   $118,439   $1,362     $1,362
                         ========   ======     ======   ========   ======     ======
Commitments to sell
 loans.................. $ 14,418   $  --      $  --    $ 12,098   $  --      $  --
Commitments to purchase
 securities............. $    --    $  --      $  --    $ 56,915   $  --      $  --

--------
(1) The amounts shown under "carrying amount" represent accruals or deferred income arising from these unrecognized financial instruments.

  Limitations. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instruments. These estimates do not reflect any premium or discount that could result from offering for sale at one time HFI's entire holdings or of a particular financial instrument. Because no market exists for a significant portion of HFI's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial institutions, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Management is concerned that reasonable comparability between financial institutions may not be likely due to the wide range of permitted valuation techniques and the estimates and assumptions that must be made.

(19) New Accounting Standards

  In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position No. 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 defines the characteristics of internal-use software and sets guidance regarding the classification of internal-use software costs based on the type of cost incurred and the stage of the software implementation. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. Management does not expect the adoption of SOP 98-1 to have a material effect on the financial condition or results of operations of the Registrant.

  In April 1998, the AICPA issued Statement of Position No. 98-5 (SOP 98-5), "Reporting on the Costs of Start Up Activities" . This statement is effective for financial statements for fiscal years beginning after December 15, 1998. SOP 98-5 sets forth criteria for defining start up costs and requires that all such costs be expensed as incurred. The adoption of SOP 98-5 will require the write-off of previously capitalized start-up costs, which should be reported as the cumulative effect of a change in accounting principle in the period of the statement's adoption. Management believes that the adoption of this statement will not have a material effect on the Registrant's financial condition or results of operation.

  During June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or

                    HARRIS FINANCIAL, INC. AND SUBSIDIARIES

(All dollar amounts presented in the tables, except for the per share amounts, are in thousands)

liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment.

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

(20) Acquisitions

  On April 19, 1996, Harris Financial, Inc. (HFI) acquired First Harrisburg Bancor, Inc. ("First Harrisburg"), a local thrift institution. The acquisition was a 100% cash purchase of all outstanding First Harrisburg common shares at $14.77 per share, which resulted in a total cost of approximately $38 million, and was accounted for by HFI as a purchase transaction. As of April 19, 1996, First Harrisburg had total assets of approximately $276.6 million and total liabilities of approximately $252.2 million. HFI recorded approximately $13.8 million of goodwill upon consummation of this acquisition, which is being amortized over a fifteen year period using the straight-line method. The net effect on income before taxes of goodwill and purchase accounting amortization was $(328,000) for the year ended December 31, 1996.

  The following unaudited pro forma financial information presents the combined results of operations of HFI and First Harrisburg as if the acquisition had occurred as of the beginning of 1996, after giving effect to certain adjustments, including amortization of goodwill and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had HFI and First Harrisburg constituted a single entity during the period.

                                       For the year ended
                                       December 31, 1996
                                       ------------------
                                          (unaudited)
            Interest income...........      $114,983
            Net loss..................      $   (551)
                                            --------
            Loss per share............      $  (0.05)
                                            ========

                    HARRIS FINANCIAL, INC. AND SUBSIDIARIES

(All dollar amounts presented in the tables, except for the per share amounts, are in thousands)


(21) Mortgage Banking Subsidiary

  In conjunction with the acquisition of First Harrisburg, HFI acquired AVSTAR Mortgage Corporation, a mortgage banking company. The condensed financial statements of this subsidiary are presented below.

                                                               At December 31,
                                                               ----------------
                                                                1998     1997
                                                               -------  -------
Assets
Cash and cash equivalents..................................... $   881  $ 4,438
Loans receivable..............................................   1,194      294
Loans held for sale...........................................   4,177   12,931
Other assets..................................................  16,918    2,530
                                                               -------  -------
  Total assets................................................ $23,170  $20,193
                                                               =======  =======
Liabilities and Stockholders' Equity
Escrow........................................................ $   (31) $ 3,809
Other borrowings..............................................  20,749   14,044
Other liabilities.............................................     893      431
Stockholders' equity..........................................   1,559    1,909
                                                               -------  -------
  Total liabilities and stockholders' equity.................. $23,170  $20,193
                                                               =======  =======

                                                          For the years ended
                                                              December 31,
                                                          ---------------------
                                                           1998   1997    1996
                                                          ------ ------  ------
Interest income.......................................... $3,862 $2,088  $2,499
Interest expense.........................................  1,183    497     629
                                                          ------ ------  ------
Net interest income......................................  2,679  1,591   1,870
Provision for loan loss..................................    --     --      265
Non-interest income......................................  3,916  2,628   3,305
Non-interest expense.....................................  6,463  4,261   4,649
                                                          ------ ------  ------
Income (loss) before taxes...............................    132    (42)    261
Income tax expense.......................................     54    (14)    108
                                                          ------ ------  ------
  Net income/(loss)...................................... $   78 $  (28) $  153
                                                          ====== ======  ======

                    HARRIS FINANCIAL, INC. AND SUBSIDIARIES

(22) Earnings Per Share

  The following tables show the allocation of earnings per share to basic earnings per share and diluted earnings per share.

                                                                      Per Share
                                                 Income      Shares    Amount
                                               ----------- ---------- ---------
For the year ended December 31, 1998
Basic Earnings per Share:
  Income available to common shareholders..... $19,229,000 33,885,369   $0.57
  Options held by Management and Directors....                126,383
                                               ----------- ----------   -----
Diluted Earnings per Share
  Income available to common shareholders plus
   assumed conversions........................ $19,229,000 34,011,752   $0.57
                                               =========== ==========   =====
For the year ended December 31, 1997
Basic Earnings per Share:
  Income available to common shareholders..... $17,771,000 33,779,379   $0.53
  Options held by Management and Directors....                296,682
                                               ----------- ----------   -----
Diluted Earnings per Share
  Income available to common shareholders plus
   assumed conversions........................ $17,771,000 34,076,061   $0.52
                                               =========== ==========   =====
For the year ended December 31, 1996
Basic Earnings per Share:
  Income available to common shareholders..... $ 1,031,000 33,027,744   $0.03
  Options held by Management and Directors....                240,891
                                               ----------- ----------   -----
Diluted Earnings per Share
  Income available to common shareholders plus
   assumed conversions........................ $ 1,031,000 33,268,635   $0.03
                                               =========== ==========   =====

  Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding for the year. Diluted earnings per common share were computed by dividing net income by the sum of the weighted average number of common shares outstanding, plus the amount of shares outstanding assuming the conversion of stock options. The adoption of SFAS 128 had no effect on the earnings per share amounts for the year ending December 31, 1996.

                    HARRIS FINANCIAL, INC. AND SUBSIDIARIES

 (All dollar amounts presented in the tables, except for the per share amounts, are in thousands)


(23) Harris Financial Corporation (Parent Company Only) Financial Information

Consolidated Balance Sheet (unaudited)

                                                                December 31,
                                                              -----------------
                                                                1998     1997
                                                              -------- --------
Assets:
Cash......................................................... $    491 $     86
Marketable securities available for sale.....................    3,450    9,619
Loans Receivable.............................................      495      --
Investment in bank subsidiary................................  185,520  169,144
Other assets.................................................       43      264
                                                              -------- --------
  Total assets............................................... $189,999 $179,113
                                                              ======== ========
Liabilities and Stockholders' Equity:
Accounts payable and other liabilities....................... $     29 $     79
Stockholders' equity.........................................  189,970  179,034
                                                              -------- --------
  Total liabilities and stockholders' equity................. $189,999 $179,113
                                                              ======== ========

Consolidated Statement of Income (unaudited)

                                                              For the Years
                                                            Ended December 31,
                                                          ---------------------
                                                            1998      1997(1)
                                                          ---------  ----------
Income:
Interest income.......................................... $     411  $     73
Loss on sale of securities...............................        (6)      --
                                                          ---------  --------
  Total income...........................................       405        73
Expense:
Other expense............................................       609        89
                                                          ---------  --------
Net loss before equity in undistributed net income of
 subsidiaries............................................      (204)      (16)
Equity in undistributed net income of subsidiaries.......    19,433     2,755
                                                          ---------  --------
  Net income............................................. $  19,229  $  2,739
                                                          =========  ========

--------
(1) This statement reflects the activity of the parent company from the date of formation on September 17, 1997 through December 31, 1997.

                    HARRIS FINANCIAL, INC. AND SUBSIDIARIES

(All dollar amounts presented in the tables, except for the per share amounts, are in thousands)


Consolidated Statement of cash flows (unaudited)

                                                              For the Years
                                                            Ended December 31,
                                                          ---------------------
                                                            1998      1997(2)
                                                          ---------  ----------
Cash flows from operating activities:
Net income............................................... $  19,229  $  2,739
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Undistributed earnings of susidiary....................   (19,433)   (2,755)
  Net depreciation, amortization, and accretion..........       150       --
  Loss on sale of investments............................         6       --
  Increase in loan to subsidiary.........................      (495)      --
  Decrease (increase) in other...........................       122      (185)
                                                          ---------  --------
    Net cash used by operating activities:...............      (421)     (201)
                                                          ---------  --------
Cash flows from investing activities:
Purchase of available-for-sale securities, net...........      (510)   (9,713)
Sale of available-for-sale securities, net...............     6,571       --
                                                          ---------  --------
    Net cash provided by (used in) investing activities..     6,061    (9,713)
                                                          ---------  --------
Cash flows from financing activities:
Payments to acquire treasury stock.......................    (5,970)      --
Payments from exercise of stock options..................       733       --
Dividends paid...........................................    (1,886)     (456)
Dividends received.......................................     1,888    10,456
                                                          ---------  --------
    Net cash (used in) provided by financing activities..    (5,235)   10,000
                                                          ---------  --------
  Net increase in cash...................................       405        86
Cash at the beginning of the period......................        86       --
                                                          ---------  --------
Cash at the end of the period............................ $     491  $     86
                                                          =========  ========

--------
(2) This statement reflects the activity of the parent company from the date of formation on September 17, 1997 through December 31, 1997.

(24) Segment Reporting

  Effective January 1, 1998, HFI adopted SFAS 131 "Disclosures about Segments of an Enterprise and Related Information", which requires disclosures about reportable segments of an enterprise. The determination of these segments is based upon the manner in which the chief operating decision maker of a particular enterprise evaluates its financial information.

  HFI consists of a holding company and a wholly owned bank subsidiary, Harris Savings Bank. Harris Savings Bank and its affiliated companies perform financial service activities, which include making loans to individuals and businesses, selling loans on the secondary market, attracting and reinvesting deposits, providing other financial services through its bank delivery channels, and making investments in marketable securities. These services are concentrated in southcentral Pennsylvania and northern Maryland. Both of these markets possess similar characteristics. The operating results of Harris Savings Bank as a single entity are used by the Registrant's executives to make operating decisions. Therefore, the consolidated financial statements of the Registrant, as presented, represent the results of a single financial services segment.

                    HARRIS FINANCIAL, INC. AND SUBSIDIARIES

 (All dollar amounts presented in the tables, except for the per share amounts, are in thousands)


(25) Consolidated Quarterly Financial Data (unaudited)

                                                             1998
                                                -------------------------------
                                                 First  Second   Third  Fourth
                                                Quarter Quarter Quarter Quarter
                                                ------- ------- ------- -------
Interest income................................ $40,407 $40,102 $41,402 $42,101
Interest expense...............................  26,309  26,042  27,220  27,579
                                                ------- ------- ------- -------
  Net interest income..........................  14,098  14,060  14,182  14,522
Provision for loan loss........................     830     570     570     570
Non-interest income............................   4,928   3,052   4,198   3,367
Non-interest expense...........................   9,823  10,399  10,856  12,251
                                                ------- ------- ------- -------
  Income before income taxes...................   8,373   6,143   6,954   5,068
Income taxes...................................   2,624   1,668   2,040     977
                                                ------- ------- ------- -------
  Net income................................... $ 5,749 $ 4,475 $ 4,914 $ 4,091
                                                ======= ======= ======= =======
Earnings per share basic....................... $  0.17 $  0.13 $  0.15 $  0.12
Earnings per share (diluted)................... $  0.17 $  0.13 $  0.15 $  0.12
                                                ======= ======= ======= =======

                                                             1997
                                                -------------------------------
                                                 First  Second   Third  Fourth
                                                Quarter Quarter Quarter Quarter
                                                ------- ------- ------- -------
Interest income................................ $31,454 $34,848 $37,376 $37,389
Interest expense...............................  19,921  22,410  24,855  25,899
                                                ------- ------- ------- -------
  Net interest income..........................  11,533  12,438  12,521  11,490
Provision for loan loss........................     152     153     153     152
Non-interest income............................   3,275   3,443   4,310   3,531
Non-interest expense...........................   7,657   8,234   8,838  11,119
                                                ------- ------- ------- -------
  Income before income taxes...................   6,999   7,494   7,840   3,750
Income taxes...................................   2,290   2,429   2,582   1,011
                                                ------- ------- ------- -------
  Net income................................... $ 4,709 $ 5,065 $ 5,258 $ 2,739
                                                ======= ======= ======= =======
Earnings per share basic....................... $  0.14 $  0.15 $  0.16 $  0.08
Earnings per share (diluted)................... $  0.14 $  0.15 $  0.15 $  0.08
                                                ======= ======= ======= =======

                    HARRIS FINANCIAL, INC. AND SUBSIDIARIES

 (All dollar amounts presented in the tables, except for the per share amounts, are in thousands)


(26) Components of Comprehensive Income

                                              Before-Tax Tax Expense Net-of-Tax
                                                Amount    or Benefit   Amount
                                              ---------- ----------- ----------
For the year ended December 31, 1998
Unrealized gains on securities:
  Unrealized holding gains arising during
   period....................................  $(3,367)    $ 1,370    $(1,997)
  Less: reclassification adjustment for gains
   included in net income....................   (1,060)        431       (629)
                                               -------     -------    -------
    Net unrealized gains.....................  $(4,427)    $ 1,801    $(2,626)
                                               =======     =======    =======
For the year ended December 31, 1997
Unrealized gains on securities:
  Unrealized holding gains arising during
   period....................................  $13,720     $(5,427)   $ 8,293
  Less: reclassification adjustment for gains
   included in net income....................   (1,945)        769     (1,176)
                                               -------     -------    -------
    Net unrealized gains.....................  $11,775     $(4,658)   $ 7,117
                                               =======     =======    =======
For the year ended December 31, 1996
Unrealized gains on securities:
  Unrealized holding gains arising during
   period....................................  $  (540)    $   203    $  (337)
  Plus: reclassification adjustment for
   losses included in net income.............    1,333        (501)       832
                                               -------     -------    -------
    Net unrealized gains.....................  $   793     $  (298)   $   495
                                               =======     =======    =======

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

     In May 20, 1997, KPMG LLP, the independent accountants who were previously engaged as principal accountants to audit the Bank's financial statements were terminated, and the Bank retained Arthur Andersen LLP, independent auditors. The change in accountants was approved by the Bank's Board of Directors. The report of KPMG LLP on the financial statements as of and for the fiscal year ended December 31, 1996, did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. During the Bank's two most recent fiscal years and any subsequent interim period preceding such resignation, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, nor were there any other events that required reporting under SEC regulations.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item, relating to directors, executive officers, and controlling interests is set forth in the Registrant's definitive Proxy Statement to be used in connection with the 1999 Annual Meeting of Shareholders, and is incorporated herein by reference.

     Section 16(a) Beneficial Ownership Compliance. Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Registrant's officers and directors, and persons who own more than 10 percent of a registered class of the Registrant's equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10 percent shareholders are required by SEC regulation to furnish the Registrant with copies of all Section 16(a) forms they file.

     Based solely upon its review of the copies of such forms received by it or written representations from certain reporting persons that no Forms 5 were required for those persons, the Registrant believes that during the period from January 1, 1998 through December 31, 1998, its officers and directors were in compliance with all filing requirements applicable to them.


ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this Item, relating to executive compensation, is set forth in the Registrant's definitive Proxy Statement to be used in connection with the 1999 Annual Meeting of Shareholders, and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item, relating to beneficial ownership of the Registrant's Common Stock, is set forth in the Registrant's definitive Proxy Statement to be used in connection with the 1999 Annual Meeting of Shareholders, and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item, relating to transactions with management and others, certain business relationships and indebtedness of management, is set forth in the Registrant's definitive Proxy Statement to be used in connection with the 1999 Annual Meeting of Shareholders, and is incorporated herein by reference.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K.

The exhibits and financial statement schedules filed as part of this Form 10-K are as follows:

          (a)(1)    Financial Statements
                    --------------------

                    --- Independent Auditors' Reports. The Independent Auditors' Report of the independent certified public accountants who audited the consolidated financial statements of the Bank and its subsidiaries for the year ended December 31, 1996, is incorporated by reference herein by reference to Exhibit 99.1 to the Company's registration statement on Form S-8 filed on September 22, 1997.

                    --- Consolidated Statements of Financial Condition (as of December 31, 1998 and 1997).

                    --- Consolidated Statements of Income (for the years ended December 31, 1998, 1997 and 1996).

                    --- Consolidated Statements of Stockholders' Equity (for the years ended December 31, 1998, 1997 and 1996).

                    --- Consolidated Statements of Cash Flows (for the years ended December 31, 1998, 1997 and 1996.

                    --- Notes to Consolidated Financial Statements (for the years ended December 31, 1998, 1997 and 1996).

          (a)(2)    Financial Statement Schedules
                    -----------------------------

                    No financial statement schedules are filed because the required information is not applicable or is included in the financial statements or related notes.

          (a)(3)    Exhibits
                    --------

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

Exhibit 10.10 Notification of the Naming of Executive Vice President/Chief Operating Officer, John Atkinson, dated April 29, 1998. Incorporated by Reference to Form 10-K, File Number 000-22399, filed with the Commission on May 4, 1998.

Exhibit 16          Letter re: Change in Certifying Accountants

Exhibit 23.1        Consent of Independent Auditors - KPMG LLP

Exhibit 23.2        Consent of Independent Auditors - Arthur Andersen LLP

Exhibit 27          Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Harris Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             HARRIS FINANCIAL, INC.

March 18, 1998                            By: /s/ Charles C. Pearson, Jr.
      --------                               ----------------------------
                                          Charles C. Pearson, Jr.
                                          President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Harris Financial, Inc. and in the capacities and on the dates indicated.

/s/ Charles C. Pearson, Jr.             President and Chief Executive Officer          March 18, 1999
---------------------------             Officer and Director
Charles C. Pearson, Jr.                 (Principal Executive Officer)

/s/ James L. Durrell                    Executive Vice President and                   March 18, 1999
--------------------                    Chief Financial Officer
James L. Durrell                        (Principal Accounting and Financial
                                        Officer)

/s/ Robert E. Kessler                   Chairman of the Board and                      March 18, 1999
---------------------                   Director
Robert E. Kessler

/s/ Ernest P. Davis                     Director                                       March 18, 1999
-------------------
Ernest P. Davis

/s/ Jimmie C. George                    Director                                       March 18, 1999
--------------------
Jimmie C. George

/s/ Robert A. Houck                     Director                                       March 18, 1999
-------------------
Robert A. Houck

/s/ Bruce S. Issacman                   Director                                       March 18, 1999
---------------------
Bruce S. Isaacman

/s/ William E. McClure, Jr.             Director                                       March 18, 1999
---------------------------
William E. McClure, Jr.

/s/ Robert E. Poole                     Director                                       March 18, 1999
-------------------
Robert E. Poole

/s/ William A. Siverling                Director                                       March 18, 1999
------------------------
William A. Siverling

/s/ Frank R. Sourbeer                   Director                                       March 18, 1999
---------------------
Frank R. Sourbeer

/s/ Donald B. Springer                  Director                                       March 18, 1999
----------------------
Donald B. Springer