Form 10-K/A
HARRIS FINANCIAL INC
filed 1999-04-08
CIK 1034650

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                FORM 10-K/A
                             (AMENDMENT NO. 1)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________   to _________________

Commission file number 0-22399

HARRIS FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

PENNSYLVANIA                           23-2889833
(State or other jurisdiction           (IRS Employer Identification Number)
of incorporation or organization)

235 North Second Street, PO Box 1711, Harrisburg, Pennsylvania          17105
(Address of principal executive offices)                              (Zip Code)

     (717) 236-4041
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Securities registered pursuant to Section 12(g) of the Act: Common Stock $.01 per share, par value

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

                             HARRIS FINANCIAL, INC.
                                     PART I

     This amendment to the Form 10-K Annual Report of Harris Financial, Inc. is solely being filed to include the Independent Auditors' Report of Arthur Andersen LLP.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       [Letterhead of Arthur Andersen LLP]



To the Board of Directors of
Harris Financial, Inc.

We have audited the accompanying consolidated statements of financial condition of Harris Financial, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Harris Financial, Inc. for the year ended December 31, 1996 were audited by other auditors whose report dated January 21, 1997, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harris Financial, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                     \s\ Arthur Andersen LLP
Lancaster, PA
January 19, 1999

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: April 7, 1999                                      HARRIS FINANCIAL, INC.
                                                          (Registrant)


                                                By:   \s\ James L. Durrell
                                                          James L. Durrell
                                                    Executive Vice President and
                                                    Chief Financial Officer
                                                (Duly Authorized Representative)