Form 10-Q
period 1999-03-31
HARRIS FINANCIAL INC
filed 1999-05-13
CIK 1034650

                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                   Form 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 1999

                                      OR

[_] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to___________________________

Commission File Number:  0-22399

HARRIS FINANCIAL, INC.
----------------------
(Exact name of registrant as specified in its charter)

PENNSYLVANIA                                 23-2889833
------------                                 ----------
(State or other jurisdiction of              (IRS Employer
incorporation or organization)               Identification No.)

235 North Second Street PO Box 1711, Harrisburg, Pennsylvania         17105
-------------------------------------------------------------         -----
     (Address of principal executive offices)                         (Zip Code)

(Registrant's telephone number, including area code)        717-236-4041
                                                            ------------

--------------------------------------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No _____.
                                             -----
     Indicate the number of shares outstanding of each of the Bank's classes of common stock, as of the latest practicable date 33,584,200 shares of stock, par
                                                -------------------------------
value of $.01 per share, outstanding at April 30, 1999.
------------------------------------------------------

Part I.  Financial Information.


Part 1, Item 1    Financial Statements.


              (Balance of this page is left intentionally blank.)

                    HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                Consolidated Statements of Financial Condition
                                (in thousands)
                                  (Unaudited)

                                                                                 March 31,           December 31,
                                                                                  1999                   1998
                                                                               ------------          ------------
Assets
------
Cash and cash equivalents                                                      $     60,082          $     56,741
Marketable securities available for sale (Note 2)                                 1,245,598             1,274,837
Loans receivable, net                                                             1,134,676             1,051,642
Loans held for sale, net                                                             11,618                14,418
Loan servicing rights                                                                10,718                10,996
Real estate investments                                                               6,497                 7,262
Premises and equipment, net of accumulated
  depreciation of $ 17,926 and $ 17,230                                              22,029                21,614
Accrued interest receivable                                                          15,192                15,523
Income taxes receivable                                                                   -                   635
Intangible assets                                                                    16,309                16,909
Other assets                                                                         14,712                26,892
                                                                               ------------          ------------
   Total assets                                                                $  2,537,431          $  2,497,469
                                                                               ============          ============

Liabilities and Stockholders' Equity
------------------------------------
Deposits                                                                       $  1,224,184          $  1,205,379
Escrow                                                                               11,693                 7,906
Accrued interest payable                                                             12,338                 6,965
Postretirement benefit obligation                                                     2,841                 2,452
Other borrowings (Note 3)                                                         1,064,520             1,069,254
Deferred tax liability                                                                5,258                 5,472
Income taxes payable                                                                    564                     -
Other liabilities                                                                    22,684                10,071
                                                                               ------------          ------------
   Total Liabilities                                                           $  2,344,082          $  2,307,499
                                                                               ------------          ------------

Common stock, $ .01 par value, authorized 100,000,000 shares
  34,003,500 shares issued and 33,594,200 outstanding at March 31, 1999,
  33,993,500 shares issued and 33,584,200 shares outstanding at December 31, 1998
   (Note 6)                                                                    $        340          $        340
Paid in capital                                                                      30,069                29,960
Retained earnings                                                                   162,841               158,386
Other comprehensive income                                                            6,896                 8,106
Employee stock ownership plan                                                          (371)                 (396)
Recognition and retention plans                                                        (456)                 (456)
Treasury Stock 409,3000 shares (Note 9)                                              (5,970)               (5,970)
                                                                               ------------          ------------
    Total stockholders' equity                                                      193,349               189,970
                                                                               ------------          ------------
    Total liabilities and stockholders' equity                                 $  2,537,431          $  2,497,469
                                                                               ============          ============

See accompanying notes to consolidated financial statements.

                    HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                           Consolidated Statements of Income
                   (in thousands, except for per share data)
                                  (Unaudited)

                                                           Three Months Ended March 31,
                                                         ------------------------------
Interest Income:                                            1999                1998
                                                         ----------          ----------
  Loans Receivable:
      First mortgage loans                               $   11,970          $   12,340
      Commercial                                              4,255               2,199
      Consumer and other loans                                5,681               4,707
      Taxable investments                                     7,998               7,435
      Taxfree investments                                     1,583               1,534
      Dividends                                               2,226               2,245
      Mortgage backed securities                              7,979               9,928
      Money market securities                                    16                  19
                                                         ----------          ----------
        Total Interest Income                                41,708              40,407
                                                         ----------          ----------
  Interest Expense:
      Deposits                                               12,470              12,980
      Borrowed funds (Note 3)                                14,092              13,312
      Escrow                                                     25                  17
                                                         ----------          ----------
        Total interest expense                               26,587              26,309
                                                         ----------          ----------
        Net interest income                                  15,121              14,098

  Provision for loan losses                                     795                 830
                                                         ----------          ----------
       Net int. inc. after provision for loan losses         14,326              13,268
                                                         ----------          ----------
  Non-interest income:
      Service charges on deposits                             1,233                 936
      Other svc. charges/commissions/fees                       324                 179
      Net servicing income                                        -                 (54)
      Gain on sale of securities, net                         1,353               2,384
      Gain on sale of loans, net                              1,172               1,074
      Other                                                     (61)                409
                                                         ----------          ----------
        Total non-interest income                             4,021               4,928
                                                         ----------          ----------
  Non-interest expense:
      Salaries and benefits                                   5,772               5,335
      Equipment expense                                         962                 679
      Occupancy expense                                         802                 729
      Advertising and public relations                          483                 492
      FDIC insurance                                            169                 179
      Director fees                                              83                  76
      Income from real estate operations                       (216)               (161)
      Amortization of intangibles and write-offs                600                 605
      Other                                                   2,937               1,889
                                                         ----------          ----------
        Total non-interest expense                           11,592               9,823
                                                         ----------          ----------
      Income before income taxes                              6,755               8,373
      Income tax expense                                      1,822               2,624
                                                         ----------          ----------
        Net Income                                       $    4,933          $    5,749
                                                         ==========          ==========
  Basic earnings per share (Note 6)                      $     0.15          $     0.17
                                                         ==========          ==========
  Diluted earnings per share (Note 6)                    $     0.15          $     0.17
                                                         ==========          ==========

See accompanying notes to consolidated financial statements

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                 Other    Employee  Recognition
                                                                Compre-    Stock        And
                              Common    Paid in     Retained    hensive  Ownership   Retention    Treasury
                               Stock    Capital     Earnings    Income      Plan        Plan       Stock        Total
                             --------------------------------------------------------------------------------------------
Balance at January 1, 1998   $    338  $  28,016   $  141,043  $  10,732 $    (529)  $    (566)  $        -   $  179,034
Net income                                              5,749                                                      5,749
Dividends paid at $.055 per
 share                                                   (437)                                                      (437)
Exercised stock options             1        503                                                                     504
Unrealized gains on
 securities (1)                                                   (1,647)                                         (1,647)

Comprehensive income

ESOP stock committed for
 release                                                                        58                                    58
Earned portion of RRP plan                                                                  35                        35
Excess of fair value above
 cost of ESOP stock committed
 for release                                 289                                                                     289
Excess of fair value above
cost of earned portion of RRP
 stock                                       173                                                                     173
                             --------------------------------------------------------------------------------------------
Balance at March 31, 1998    $    339  $  28,981   $  146,355  $   9,085 $    (471)  $    (531)  $        -   $  183,758
                             ============================================================================================

Balance at January 1, 1999        340     29,960      158,386      8,106      (396)       (456)      (5,970)     189,970
Net income                                              4,933                                                      4,933
Dividends paid at $.06 per
 share                                                   (478)                                                      (478)
Exercised stock options                       33                                                                      33
Unrealized gains on
 securities (1)                                                   (1,210)                                         (1,210)

Comprehensive income

ESOP stock committed for
  release                                                                       25                                    25
Excess of fair value above
 cost of
   ESOP stock committed for
    release                                   76                                                                      76
                             --------------------------------------------------------------------------------------------
Balance at March 31, 1999    $    340  $  30,069   $  162,841  $   6,896 $    (371)  $    (456)  $   (5,970)  $  193,349
                             ============================================================================================

                               Compre-
                               hensive
                               Income
                             ------------
Balance at January 1, 1998
Net income                    $    5,749
Dividends paid at $.055 per
 share
Exercised stock options
Unrealized gains on
 securities (1)                   (1,647)
                             ------------
Comprehensive income          $    4,102
                             ============
ESOP stock committed for
 release
Earned portion of RRP plan
Excess of fair value above
 cost of ESOP stock committed
 for release
Excess of fair value above
cost of earned portion of RRP
 stock

Balance at March 31, 1998


Balance at January 1, 1999
Net income                         4,933
Dividends paid at $.06 per
 share
Exercised stock options
Unrealized gains on
 securities (1)                   (1,210)
                             ------------
Comprehensive income          $    3,723
                             ============
ESOP stock committed for
  release
Excess of fair value above
 cost of
   ESOP stock committed for
    release

Balance at March 31, 1999


(1) Net of reclassification adjustment and net of tax effect of $(784) and ($1,110) for 1999 and 1998, respectively.
See accompanying notes to consolidated financial statements.

                    HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                (in thousands)
                                  (Unaudited)

                                                                         Three Months Ended March 31,
                                                                          1999                   1998
                                                                      ------------           ------------
Cash flows from operating activities:
  Net Income                                                          $     4,933            $     5,749
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                 795                    830
    Net depreciation, amortization, and accretion.                          1,286                  2,768
    Decrease (increase) in loans held for sale                              3,526                 (4,833)
    Net gain on sales of interest earning assets                           (2,525)                (3,458)
    Gain on sale of foreclosed real estate                                   (123)                    (1)
    Equity losses/(income) from joint ventures                                 57                     (4)
    Decrease (increase) in accrued interest receivable                        331                 (1,968)
    Increase in accrued interest payable                                    5,373                  6,626
    Amortization and write-off of intangibles                                 600                    605
    Earned ESOP shares                                                        101                    347
    Earned RRP shares                                                           -                    208
    Provision for deferred income taxes                                       559                   (452)
    Decrease in income taxes receivable                                     1,199                  6,104
    Other, net                                                             12,244                 (4,035)
                                                                      ------------           ------------
  Net cash provided by operating activities                                28,356                  8,486
                                                                      ------------           ------------
Cash flows from investing activities:
   Proceeds from maturities and principal reductions of marketable securities:
           Held to Maturity                                                     -                  1,032
           Available-for-sale                                             136,651                159,666
Proceeds from sales of marketable securities; available for sale          133,841                267,231
Purchase of marketable securities; available for sale                    (227,766)              (445,931)
Loans Sold                                                                 33,629                 31,554
Net increase in loan originations less principal payments on
    loans                                                                (118,027)               (31,598)
Acquisition of loan servicing rights                                         (570)                  (433)
Investment in real estate held for investment                                  61                      -
Proceeds from payments on real estate held for investment                     161                     14
Purchases of premises and equipment, net                                   (1,114)                  (736)
Cash proceeds received from the sale of foreclosed real
    estate                                                                    706                    325
                                                                      ------------           ------------
    Net cash used in investing activities                             $   (42,428)           $   (18,876)
                                                                      ------------           ------------

See accompanying notes to the consolidated financial statements.

                                  (Continued)

                    HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                (in thousands)
                                  (Unaudited)
                                  (continued)


                                                                                Three Months Ended March 31,
                                                                               1999                     1998
                                                                           -------------            ------------
Cash flows from financing activities:
    Net increase (decrease) in deposits                                    $    18,805              $    (7,064)
    Net (decrease) increase in other borrowings                                 (4,734)                  48,900
    Net increase in escrow                                                       3,787                    1,178
    Cash dividends                                                                (478)                    (437)
    Proceeds from the exercise of stock options                                     33                      504
                                                                           -------------            ------------

Net cash provided by financing operations                                       17,413                   43,081
                                                                           -------------            ------------

  Net increase in cash and cash equivalents                                      3,341                   32,691

Cash and cash equivalents at beginning of period                                56,741                   24,466
                                                                           -------------            ------------

Cash and cash equivalents at end of period                                 $    60,082              $    57,157
                                                                           =============            ============

Supplemental disclosures:
Cash paid during the periods for:

    Interest on deposits, advances and other borrowings
      (includes interest credited to deposit accounts)                     $    21,314              $    18,166
   Income taxes                                                                    125                       69

Cash received during the periods for:

  Income tax refunds                                                       $         -              $     3,089

Non-cash investing activities:

  Transfer from loans to foreclosed real estate                            $       144              $       484

See accompanying notes to consolidated financial statements.

                    HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
         (All dollar amounts presented in the tables are in thousands)
                                  (Unaudited)



(1)  Accounting Policies
     -------------------

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

          The accompanying interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of interim periods have been made. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999 or any other interim period.

          The accounting policies followed in the presentation of interim financial results are consistent with those followed on an annual basis. These policies are presented on pages 46 through 50 of the 1998 Annual Report to Stockholders.


(2)  Marketable Securities
     ---------------------

          In January 1998, the remaining held-to-maturity portfolio with a book value of $96.4 million was transferred to the available-for-sale segment of the portfolio and $63.0 million of the amount transferred was subsequently sold for a gain of $1.4 million. The market value of these securities at time of transfer was $97.5 million. This decision resulted from analysis performed in January of 1998 which indicated that the Bank was heavily invested in fixed rate assets, which increased the risk of earnings compression in a rising rate environment. The analysis showed that the Registrant could liquidate the majority of its issues in the held-to-maturity portfolio and reinvest the majority of the proceeds in a mix of fixed and floating rate assets that would maintain the Registrant's earnings stream, while increasing the level of variable rate assets. This course of action was approved by the Registrant's Board of Directors in January, 1998 and the sale was conducted in the same month. Under generally accepted accounting principles, the sale of these securities eliminated the Registrant's ability to use the held-to-maturity classification of securities for a period of at least two years.

Marketable Securities consist of the following as of the date indicated:

                                                          March 31,        December 31,
                                                            1999               1998
                                                        ------------     --------------
Available-for-sale, at amortized cost                   $  1,234,451     $  1,261,696
Available-for-sale, net unrealized gain                       11,147           13,141
                                                        ------------     --------------
Available-for-sale, at fair value                          1,245,598        1,274,837
                                                        ------------     --------------
     Total Marketable securities                        $  1,245,598     $  1,274,837
                                                        ============     ==============

                    HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
         (All dollar amounts presented in the tables are in thousands)
                                  (Unaudited)

(3)  Other Borrowings
     ----------------

          The following table presents the composition of the Registrant's other borrowings as of the dates indicated.

                                              March 31,        December 31,
                                               1999                1998
                                           ------------        ------------
FHLB advances                              $   751,520          $   746,581
Repurchase Agreements                          313,000              322,673
                                           ------------        ------------
   Total  other borrowings                 $ 1,064,520          $ 1,069,254
                                           ============        ============

(4)  New Accounting Standards
     ------------------------

          During June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment.

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


(5)  Commitments and Contingent Liabilities
     --------------------------------------

          In the ordinary course of business, the Registrant makes commitments to extend letters of credit to its customers. At March 31, 1999 and December 31, 1998, standby letters of credit issued and outstanding amounted to $11,397,000 and $4,703,000 respectively. These letters of credit are not reflected in the accompanying financial statements. Management does not anticipate any significant losses as a result of these transactions.

          At March 31, 1999, the Registrant has $114,640,000 in unused line of credit commitments extended to its customers, $40,131,000 of undistributed funds on construction loans and $76,910,000 of loan origination commitments.

(6)  Earnings per share
     ------------------

          The following table shows the allocation of earnings per share to basic earnings per share and diluted earnings per share.

                                                                                   PER SHARE
FOR THE QUARTER ENDED MARCH 31, 1999                 INCOME           SHARES        AMOUNT
                                                    -----------------------------------------
Basic earnings per share
  Income available to common shareholders            $ 4,933,000     33,593,065       $ 0.15
                                                    -----------------------------------------
  Options held by management and directors                               90,049
                                                    -----------------------------------------
Diluted earnings per share
  Income available to common shareholders
  plus assumed conversions                           $ 4,933,000     33,683,114       $ 0.15
                                                    =========================================

FOR THE QUARTER ENDED MARCH 31, 1998
Basic earnings per share
  Income available to common shareholders            $ 5,749,000     33,880,514       $ 0.17
                                                    -----------------------------------------
  Options held by management and directors                              299,606
                                                    -----------------------------------------
Diluted earnings per share
  Income available to common shareholders
  plus assumed conversions                           $ 5,749,000     34,180,120       $ 0.17
                                                    =========================================

(7)  Loan Servicing
     --------------

          On March 15, 1999, the Registrant sold the rights to service loans totaling $79.4 million. Concurrent with this sale, the Registrant also sold an interest rate floor that was purchased in 1998 to hedge against the deterioration in the carrying value of the servicing rights related to these loans. The floor was recorded at its fair market value on the balance sheet at December 31, 1998, with an offsetting entry to the value of the mortgage servicing rights. In addition, the Registrant paid a premium to enter into the floor contract and the premium was being amortized over the life of the contract. As a result of the sale of the mortgage servicing rights and the floor, the Registrant recognized a net loss of $194,000.

                    HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
         (All dollar amounts presented in the tables are in thousands)
                                  (unaudited)


(8)  Dividend Waivers by the Mutual Holding Company
     ----------------------------------------------

         The Mutual Company has generally waived the receipt of dividends declared by the Bank, or, subsequent to the Two-Tier Reorganization, dividends paid by the Registrant. The Mutual Company has not been required to obtain approval of the Federal Reserve Bank (the "FRB" ) prior to any such waiver, and through the date hereof has not sought or received FRB approval of any such waiver. In connection with the FRB and Federal Deposit Insurance Corporation (the "FDIC") approvals of the Bank's acquisition of First Harrisburg Bancor, Inc. and its wholly owned subsidiary, First Federal Savings and Loan Association of Harrisburg ("First Federal"), the Bank and the Mutual Company made several commitments to the FDIC and the FRB regarding the waiver of dividends by the Mutual Company. These commitments include the following: (1) Any dividends waived by the Mutual Company shall be taken into account in any valuation of the Bank and the Mutual Company, and factored into the calculation used in establishing a fair and reasonable basis for exchanging Bank shares for holding company shares in any subsequent conversion of the Mutual Company to stock form;
(2) Dividends waived by the Mutual Company shall not be available for payment to or the value thereof transferred to Minority Stockholders by any means including through dividend payments or at liquidation; (3) Beginning five years after April 19, 1996, the date of consummation of the Bank's acquisition of First Federal, the Mutual Company will make prior application to and shall receive the approval of the FRB prior to waiving any dividends declared on the capital stock of the Bank, and the FRB shall have the authority to approve or deny any dividend waiver request in its discretion, and after such date such application may be made on an annual basis with respect to any year in which the Mutual Company intends to waive dividends paid by the Bank; (4) After April 19, 1996, the date of consummation of the Bank's acquisition of First Federal, the amount of waived dividends that are identified as belonging to the Mutual Company shall not be available for payment to, or the value transferred to, Minority Stockholders, either through dividend payments, upon the conversion of the Mutual Company to stock form, upon the redemption of shares of the Bank, upon the Bank's issuance of additional shares, at liquidation, or by any other means;
(5) The Mutual Company shall notify the FRB of all such transactions and will make available to the FRB such information as the FRB determines to be appropriate;(6) The Bank will take into account when setting its dividend rate the declaration rate in relation to net income and the rate's effect on the Bank's ability to issue capital; and (7) The dividend rate will be reasonable and sustainable upon a full conversion to stock form of the Mutual Company; (8) In the event that the FRB adopts regulations regarding dividends waivers by mutual holding companies, the Mutual Company will comply with the applicable requirements of such regulations. After the completion of the two-tier reorganization, the commitments became applicable to dividends paid by the Registrant that are waived by the Mutual Company. If the Mutual Company decides that it is in its best interest to waive the right to receive a particular dividend to be paid by the Registrant, and, if necessary, the FRB approves such waiver, then the Registrant pays such dividend only to Minority Stockholders, and the amount of the dividend waived by the Mutual Company is treated in the manner described above. The Mutual Company's decision as to whether or not to waive a particular dividend depends on a number of factors, including the Mutual Company's capital needs, the investment alternatives available to the Mutual Company as compared to those available to the Registrant, and the receipt of required regulatory approvals.

         There can be no assurance that (a) the Mutual Company will waive dividends paid by the Registrant, (b) the FRB will approve any dividend waivers by the Mutual Company after April 2001, or (c) the terms that may be imposed by the FRB on any dividend waiver will be favorable to Minority Stockholders. As of the date hereof, the Mutual Company has waived the right to receive all dividends paid by the Bank and the Registrant. As of April 19, 1996, the Mutual Company had waived $9.1 million of dividends declared by the Bank, and through March 31, 1999, had waived a total of $23.8 million of dividends paid by the Bank and the Registrant.

                    HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
         (All dollar amounts presented in the tables are in thousands)
                                  (unaudited)


(9)  Treasury Stock Repurchase Program
     ---------------------------------

          On February 28, 1998, HFI received authorization from the Pennsylvania Department of Banking to repurchase 450,000 shares of its outstanding common stock. The assumed price for the repurchase of the shares was $16 per share for an aggregate cost of $7,200,000. The proposed repurchase of shares must be completed one year from the approval date of February 28, 1998. Management is currently in the process of seeking a one year extension of this authorization. During the third and fourth quarters of 1998, the Registrant purchased 409,300 shares with a market value of $5,970,000. The shares will be used to facilitate several stock ownership and stock option plans. These plans will benefit directors, executive officers, non-executive officers, and newly appointed executives or directors. On April 20, 1999, the shareholders ratified and approved the 1999 Stock Option Plan (For Employees) and the 1999 Stock Option Plan for Outside Directors. These option plans authorize a maximum of 1,125,000 shares in aggregate for awards in the form of stock options.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying interim consolidated financial statements for Harris Financial, Inc. and subsidiaries. This discussion should be read in conjunction with the 1998 Annual Report. Current performance does not guarantee, and may not be indicative of similar performance in the future.

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

(a)  Results of Operations

     NET INCOME OR LOSS The net income for the three month period ended March 31, 1999 was $4,933,000, representing a decrease of $816,000 or 14.2% from the $5,749,000 net income figure reported during the first three months of 1998.

     NET INTEREST INCOME HFI's principle source of revenue is net interest income, which represents the difference between interest income generated by earning assets and the interest expense of deposits and external sources of funds. Furthermore, net interest income is significantly dependent on the volume and composition of earning assets and interest earning liabilities as well as the yield/cost of interest earning assets/liabilities.

     Net interest income, on a tax equivalent basis, totaled $15,973,000 for the three months ended March 31, 1999, which represents an increase of $1,047,000, or 7.0%, from the $14,926,000 of net interest income recorded in the three months ended March 31, 1998. This increase reflected a favorable volume variance of $1,624,000 due to a $194.0 million increase in total average earning assets to $2.390 billion during the year to date period ended March 31, 1999 as compared to $2.196 billion recorded during the same period ending March 31, 1998. At the same time, decreases in general market interest rates created an unfavorable rate variance of $577,000 for the three months ended March 31, 1999. The interaction of positive volume variances and negative rate variances generated the net positive change of $1,047,000 mentioned above.

     For the three months ended March 31, 1999, the yield on interest earning assets was 7.12%. This figure is a 39 basis point decrease from the 7.51% yield reported for the three month period ended March 31, 1998. During this same period the cost of funds decreased 40 basis points to 4.67% for the period ending March 31, 1999, versus 5.07% for the three months ended March 31, 1998. As a result, the interest spread (the difference between the yield on assets minus the cost of funds) increased by one basis point to 2.45% for the three month period ending March 31, 1999, versus 2.44% for the comparable period ending March 31, 1998. Yields on interest earning assets fell uniformly from the comparable period ending March 31, 1998 with the exception of the 107 basis point increase (9.23% versus 8.16%) in indirect consumer loans. HFI has increased its marketing efforts in this area especially in the segment of mobile home indirect loans.

     HFI continues to rely on wholesale funding sources to support an investment leveraging strategy and uses external borrowings to offset the impact of net increases/decreases in time deposits. During the three month period ending March 31, 1999, total deposits (net of escrow deposits) increased $18.8 million or 1.6% while other borrowings decreased by $4.7 million or .4%. The strategy relies on wholesale funding to support a redeployment of capital generated from ongoing operations (leveraging) into an interest earning capacity, via the investment portfolio. The objective of this strategy is to increase the absolute dollar amount of interest income and boost the Registrant's return on equity. However, this strategy compresses the Registrant's net interest margins. This is caused by the higher marginal cost of funds associated with external borrowings over the cost of core deposits. These factors are reflected in the net interest margin decline of 5 basis points to the 2.67% yield for the three months ended March 31,1999, versus the yield of 2.72% for the comparable period ending March 31, 1998.

     The following table summarizes the impact of the leveraging strategy on the return on average assets (ROAA), net interest margin (NIM), and return on equity (ROE) for the three month periods ended March 31, 1999, and March 31, 1998, respectively.

Comparison of Financial Performance with and without a Capital Leveraging Strategy
-------------------------------------------------------------------------------------
  (All figures in 000's)
--------------------------------
                                                      With             Without           Difference in
Three month period ended March 31, 1999            Leveraging        Leveraging          Basis Points
--------------------------------------------      -------------    ----------------     ----------------
  Return on Average Assets                               0.79%               0.58%                  21
  Net Interest Margin                                    2.67%               3.50%                 (83)
  Return on Equity                                      10.37%               6.86%                 351

Three month period ended March 31, 1998
--------------------------------------------------
  Return on Average Assets                               1.01%               0.97%                   4
  Net Interest Margin                                    2.72%               3.52%                 (80)
  Return on Equity                                      12.58%               9.77%                 281

Table 1 on the following page presents the Registrant's average asset and liability balances, interest rates, interest income, and interest expense for each of the three month periods ended March 31, 1999 and March 31, 1998, respectively. Table 2 presents a rate-volume analysis of changes in net interest income.

For information on qualitative and quantitative disclosures regarding market risk, refer to Management's Discussion and Analysis included in the 1998 Annual Report to Stockholders. There have been no significant changes in the Registrant's market risk profile or the Registrant's risk management procedures, in the current year.

TABLE 1 - AVERAGE BALANCE SHEETS, RATE, AND INTEREST INCOME AND EXPENSE SUMMARY
                            (ALL FIGURES IN 000'S)

                                                                For the three months ended,
                                      ---------------------------------------------------------------------------------
                                                    March 31, 1999                          March 31, 1998
                                      ---------------------------------------------------------------------------------
                                         Average       (1) (2)     Average         Average      (1) (2)      Average
                                         Balance      Interest    Yield/Cost       Balance      Interest   Yield/Cost
                                      ----------------------------------------  ---------------------------------------
                                                                 (Dollar amounts in thousands)
Assets:
 Interest Bearing assets:
  Mortgage Loans, net                  $  609,208     $  11,970      7.86%      $  566,712      $  12,340     8.71%
  Commercial loans                        224,465         4,255      7.58%          98,393          2,199     8.94%
  Direct consumer loans                   158,759         2,941      7.41%         154,535          2,892     7.49%
  Indirect consumer loans                 118,753         2,740      9.23%          89,022          1,815     8.16%
  Marketable Securities - Taxable       1,131,738        17,853      6.31%       1,134,668         19,153     6.75%
  Marketable Securities - Taxfree         117,697         2,435      8.28%         114,124          2,362     8.28%
  Other interest earning assets            29,077           366      5.03%          38,053            474     4.98%
                                       ------------------------                 -------------------------
 Total interest-earning assets          2,389,697        42,560      7.12%       2,195,507         41,235     7.51%
                                                      ---------                                 ---------
 Noninterest-earning assets               101,290                                   78,759
                                       ----------                               ----------
 Total assets                          $2,490,987                               $2,274,266
                                       ==========                               ==========

Liabilities and stockholders' equity:
 Interest bearing liabilities:
  Savings deposits                     $  143,872     $     686      1.91%      $  148,586      $     958     2.58%
  Time deposits                           768,883        10,094      5.25%         749,082         10,280     5.49%
  NOW and money market deposits           292,092         1,690      2.31%         237,876          1,742     2.93%
  Escrow                                   10,729            25      0.93%          10,094             17     0.67%
  Borrowed Funds                        1,060,310        14,092      5.32%         931,108         13,312     5.72%
                                       ------------------------                 -------------------------
 Total interest bearing liabilities    $2,275,886        26,587      4.67%      $2,076,746         26,309     5.07%
                                                      ---------                                 ---------
 Non interest bearing liabilities          24,765                                   14,657
                                       ----------                               ----------
 Total liabilities                      2,300,651                                2,091,403
 Stockholders' equity                     190,336                                  182,863
                                       ----------                               ----------
 Total liabilities and stockholder
  equity                               $2,490,987                               $2,274,266
                                       ==========                               ==========


Net interest income before
 before provision for loan loss                       $  15,973                                 $  14,926
                                                     ==========                                 =========
Interest rate spread (3)                                             2.45%                                    2.44%
                                                                     =====                                    =====
Net interest-earning assets            $  113,811                               $  118,761
                                       ==========                               ==========
Net interest margin (4)                                              2.67%                                    2.72%
                                                                     =====                                    =====
Ratio of interest earning assets to
 interest bearing liabilities                1.05                                     1.06
                                       ==========                               ==========


(1) Includes income recognized on deferred loan fees of $444,000 and $949,000 for the comparable 1999 and 1998 periods, respectively.
(2)  Interest income and yields are shown on a tax equivalent basis.
(3) Represents the difference between the average yield on interest-earning assets and the average cost on interest-bearing liabilities.
(4) Represents the annualized net interest income before the provision for loan losses divided by average interest-earning assets.

TABLE 2 - RATE/VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME (ALL FIGURES IN 000'S)

                                               Quarter Ended March 31, 1999
                                                            Compared to
                                               Quarter Ended March 31, 1998
                                                       Increase (Decrease)
                                               -------------------------------------

                                                 Volume        Rate         Net
                                               -------------------------------------
Interest-earning assets:
 Mortgage loans, net                           $   886        $ (1,256)    $   (370)
 Commercial loans                                2,436            (380)       2,056
 Direct consumer loans                              80             (31)          49
 Indirect consumer loans                           664             261          925
 Marketable securities - Taxable                   (50)         (1,250)      (1,300)
 Marketable securities - Taxfree                    73               -           73
 Other interest earning assets                    (113)              5         (108)
                                               -------------------------------------
Total interest earning assets                    3,976          (2,651)       1,325
                                               -------------------------------------

Interest-bearing liabilities:
 Savings Deposits                                  (30)           (242)        (272)
 Time deposits                                     269            (455)        (186)
 NOW and money market deposits                     355            (407)         (52)
 Escrow and stock subscriptions                      1               7            8
 Borrowed funds                                  1,757            (977)         780
                                               -------------------------------------
Total interest-bearing liabilities               2,352          (2,074)         278
                                               -------------------------------------
Net change in net interest income              $ 1,624        $   (577)    $  1,047
                                               =====================================

NOTE: Changes in interest income and interest expense arising from the combination of rate and volume variances are prorated across rate and volume variances

     PROVISION FOR LOAN LOSSES The Registrant recognized a provision for loan loss of $795,000 for the three months ended March 31, 1999. This represents a decrease of $35,000 from the $830,000 provision recorded for the three months ending March 31, 1998.

     NONINTEREST INCOME Noninterest income totaled $4,021,000 for the three months ended March 31, 1999. This represents a decrease of $907,000, or 18.4%, from the $4,928,000 recorded in the three months ended March 31, 1998. This decrease can be attributed to several factors:

     (1) The net gain on securities decreased $1,031,000 or 43.2% to $1,353,000 recognized in the three month period ended March 31, 1999, versus $2,384,000 for the comparable period ended March 31, 1998.

     (2) Other income decreased $470,000 or 114.9% to the net loss of $61,000 recognized in the three month period ending March 31, 1999, versus income of $409,000 for the comparable period ended March 31, 1998. The main reason for this decline was the one time recognition of $389,000 by the Registrant's AVSTAR mortgage subsidiary for gains in the sale of servicing rights which occurred in the three month period ended March 31, 1998. In addition, joint venture activity generated a $58,000 decline for the three month period ended March 31, 1999.

     (3) These decreases were offset by service charges on deposits generating $1,233,000, or a $297,000 increase over the prior three month period ended March 31, 1998, figure of $936,000. This trend reflects the Registrant's increased emphasis on fee generating transaction accounts, income generated by an expanded ATM network and the imposition of ATM surcharging.

     NONINTEREST EXPENSE Noninterest expense equalled $11,592,000 for the three months ended March 31, 1999. This is an increase of $1,769,000, or 18.0%, from the $9,823,000 reported for the three month period ended March 31, 1998. The increase in noninterest expense was caused, primarily, by a $1,048,000 increase in other expense. During the three months ended March 31, 1999, other expense equalled $2,937,000 versus the $1,889,000 recognized in the comparable period ending March 31, 1998. This increase was attributable to one time expenses related to several internal conversion projects.

     Another major contributor to the increase in noninterest expense is salary and benefits expense increasing $437,000 ($5,772,000 for the three months ended March 31, 1999, versus $5,335,000 for the three months ended March 31, 1998). The increase represents salary expenditures for the acquisition of staff to support the Registrant's transition to a full service community bank.

     PROVISION FOR INCOME TAXES Corporate income tax expense totaled $1,822,000 for the three month period ended March 31, 1999, which resulted in an effective tax rate of 27.0% on pretax income of $6,755,000. This represents a decrease of $802,000 from the $2,624,000 of corporate tax expense, or an effective tax rate of 31.3% on pretax income of $8,373,000, recorded during the three month period ended March 31, 1998. The decrease in the effective tax rate is the result of the Registrant's continued focus on increasing tax exempt sources of income.

     STOCKHOLDERS' EQUITY Stockholders' equity totaled $193.3 million, and $190.0 million at March 31, 1999, and December 31, 1998, respectively. Stockholders' equity amounted to 7.6% of total assets equalling $ 2.537 billion as of March 31, 1999, compared to 7.6% of total assets of $2.497 billion at December 31, 1998.

     The increase in Stockholders' equity of $3.3 million or 1.8% in the three months ended March 31, 1999 resulted mainly from $4.9 million in income from ongoing operations. Offsetting this increase is a $1.2 million decline in the market value, net of tax effect, of the available-for-sale securities portfolio and $.5 million in dividends paid.

     REGULATORY CAPITAL COMPLIANCE Risk-based capital standards are issued by bank regulatory agencies in the United States. These capital standards link a banking company's capital to the risk profile of its assets and provide the basis by which all banking companies and banks are evaluated in terms of capital adequacy. These risk-based capital standards require all banks to have Tier 1 capital of at least 4.0 % and total capital, including Tier 1 capital, equal to at least 8.0 % of risk-adjusted assets. Tier 1 capital consists of common stockholders' equity and qualifying perpetual preferred stock along with related surpluses and retained earnings. Total capital is comprised of Tier 1 capital, limited life preferred stock, qualifying debt instruments, and the reserves for loan losses. Furthermore, the banking regulators also issue leverage ratio requirements. The leverage ratio equals the ratio of Tier 1 capital to adjusted average assets. The following table provides a comparison of Harris Financial, Inc.'s risk-based capital ratios and leverage ratio to the minimum regulatory requirements for the period indicated.

                                                                   Minimum                        Minimum
                                                                 Requirement                    Requirement
                                                                 for Capital                    to be "Well
HARRIS FINANCIAL, INC.                        Actual              Adequacy                      Capitalized"
                                              ------              --------                      ------------
As of  March 31, 1999                  Amount       Ratio          Amount           Ratio         Amount       Ratio
---------------------                  ------       -----          -------          -----         ------       -----
  Total Capital
   (to Risk Weighted Assets)           $184,808     12.3%        $  120,305         8.0%        $  150,381     10.0%
  Tier 1 Capital
   (to Risk Weighted Assets)            170,144     11.3%            60,152         4.0%            90,228      6.0%
  Tier 1 Capital
   (to Avg. Assets)                     170,144      6.9%            98,692         4.0%           123,365      5.0%


As of December 31, 1998
-----------------------
  Total Capital
   (to Risk Weighted Assets)           $179,157     12.0%        $  119,160         8.0%        $  148,949     10.0%
  Tier 1 Capital
   (to Risk Weighted Assets)            164,955     11.1%            59,580         4.0%            89,370      6.0%
  Tier 1 Capital
   (to Avg. Assets)                     164,955      6.8%            97,553         4.0%           121,941      5.0%

         The following table provides a comparison of Harris Savings Bank's risk-based capital ratios and leverage ratio to the minimum regulatory requirements for the period indicated.

                                                                   Minimum                       Minimum
                                                                 Requirement                   Requirement
                                                                 for Capital                  to be "Well
HARRIS SAVINGS BANK                           Actual               Adequacy                    Capitalized"
                                              ------               --------                    ------------
As of  March 31, 1999                  Amount       Ratio           Amount           Ratio       Amount       Ratio
---------------------                  ------       -----           -------          -----       -------      -----
  Total Capital
    (to Risk Weighted Assets)          $179,816      12.0%         $120,037           8.0%        $150,046    10.0%
 Tier 1 Capital
   (to Risk Weighted Assets)            165,034      11.0%           60,018           4.0%          90,028     6.0%
 Tier 1 Capital
   (to Avg. Assets)                     165,034       6.7%           98,548           4.0%         123,185     5.0%



As of December 31, 1998
-----------------------
  Total Capital
    (to Risk Weighted Assets)          $174,663      11.8%         $118,879           8.0%        $148,598    10.0%
 Tier 1 Capital
   (to Risk Weighted Assets)            160,317      10.8%           59,439           4.0%          89,159     6.0%
 Tier 1 Capital
   (to Avg. Assets)                     160,317       6.6%           97,395           4.0%         121,744     5.0%


         During the quarter ended March 31, 1999, the Registrant adhered to the 6.5% Tier 1 minimum stipulated by the Pennsylvania Department of Banking ("Department"). This minimum threshold was a condition required by the Department for the Treasury Stock Repurchase Program that was approved on February 27, 1998.

         MARKETABLE SECURITIES In January 1998, the Registrant sold securities from the held-to-maturity (HTM) portfolio. The book value of these securities totalled $63.0 million and a gain of $1.4 million was realized from the transaction. This decision resulted from analysis performed in January of 1998 which indicated that the Bank was heavily invested in fixed rate assets, which increased the risk of earnings compression in a rising rate environment. The analysis showed that the Registrant could liquidate the majority of its issues in the held-to-maturity portfolio and reinvest the majority of the proceeds in a mix of fixed and floating rate assets that would maintain the Registrant's earnings stream, while increasing the level of variable rate assets. This course of action was approved by the Registrant's Board of Directors in January, 1998 and the sale was conducted in the same month. Under generally accepted accounting principles, the sale of these securities eliminated the Registrant's ability to use the held-to-maturity classification on any securities for a period of two years. As a result, the remaining securities in the held-to-maturity portfolio were transferred to the available-for-sale portfolio. This transfer resulted in a $209,565 increase, net of taxes, to the net unrealized gains on marketable securities.

         Marketable securities, excluding the Federal Home Loan Bank cash account, totaled $1,245.6 million, at March 31, 1999, and $1,274.8 million at December 31, 1998. Total marketable securities decreased $29.2 million, or 2.3%, during the first three months of 1999.

TABLE 3 - COMPOSITION OF MARKETABLE SECURITIES PORTFOLIOS (ALL FIGURES IN 000'S)

The following table sets forth certain information regarding the amortized cost and fair values of the Registrant's marketable securities portfolio at March 31, 1999 and December 31, 1998.


                                                          March 31, 1999            December 31, 1998
                                             -------------------------------------------------------------
                                               Amortized         Fair        Amortized         Fair
                                                  Cost          Value          Cost           Value
                                             -------------------------------------------------------------
Available-for-sale:
   U.S. Government and agencies              $      335,971   $    333,666   $   298,247    $     299,196
    Corporate bonds                                 111,846        109,698       148,731          142,240
    Municipal obligations                           116,407        121,790       113,557          119,233
    FHLB stock                                       37,829         37,829        37,579           37,579
    Equities (Common and Preferred)                 105,235        116,366       112,403          123,765
    Asset Backed Securities                               -              -        15,146           15,661

   Mortgage-backed securities:
        FHLMC PC's                                    1,058          1,110         1,421            1,494
        FNMA CMO's                                   67,177         67,112       104,276          105,864
        FHLMC CMO's                                 103,479        102,809        75,137           75,157
        Private Issue CMO's                         355,449        355,218       355,199          354,649
                                             -------------------------------------------------------------
        Total mortgage-backed securities            527,163        526,249       536,033          537,164
                                             -------------------------------------------------------------
   Total securities available-for-sale       $    1,234,451   $  1,245,598   $ 1,261,696    $   1,274,838
                                             -------------------------------------------------------------

   Other interest-earning securities:
       FHLB daily investment                 $       29,620   $     29,620   $    22,423    $      22,423
                                             -------------------------------------------------------------
   Total marketable securities and
      interest bearing investments           $    1,264,071   $  1,275,218   $ 1,284,119    $   1,297,261
                                             =============================================================

         LOANS Loans Receivable, excluding the reduction for the Allowance for Loan Losses, totaled $1,144.3 million and $1,060.7 million at March 31, 1999, and December 31, 1998. The increase of $83.6 million, or 7.9%, for the three months ended March 31, 1999, reflects growth in commercial loans of $48.6 million, a $18.3 million increase in consumer and other loans, and first mortgage loan increases amounting to $16.7 million

         Loan charge-offs, net of recoveries, totaled $228,000 for the three month period ended March 31, 1999, and $1,141,000 for the twelve month period ended December 31, 1998. Based on management's continuing review of the loan portfolio the Registrant recorded provisions for loan losses of $795,000 for the three months ending March 31, 1999, and $2,540,000 for the twelve month period ending December 31, 1998.

         Prior to the quarter ended March 31, 1999, the Registrant considered all loans that were delinquent 90 days or more with respect to principal and interest repayments to be in a non accrual status. During the quarter ended March 31, 1999, the Registrant adopted a policy that follows the Federal Financial Institutions Examination Council ("FFIEC") uniform bank examination guidelines. The major provisions of the policy are:

         (1) Loans that are 90 days past due are still considered to be in an accrual status.
         (2) Any loan that is 90 days past due will be reviewed on a monthly basis to determine its loss potential.
         (3) Once the loan is 120 days past due, the Registrant will charge-off any unsecured loan balance.
         (4) Interest income recognized from the filing date of the most recent Federal Deposit Insurance Corporation Report of Condition up to and including the date of charge-off will be reversed against the current accounting periods recognition of interest income. Any remaining accrued interest receivable will be reversed and offset against the allowance for loan loss.

         Using these new policy guidelines, non accrual loans were $2,038,000 and $7,651,000 at March 31, 1999, and December 31, 1998, respectively. In addition, loans 90 days past due, but still accruing were $4,950,000 at March 31, 1999 and $0 at December 31, 1998, respectively. The combined total of non accrual loans and loans 90 days past due, but still accruing interest as a percentage of total loans receivable (including Loans held for sale, net), before deducting the Allowance for Loan Loss, equalled .60% and .71% at March 31, 1999, and December 31, 1998, respectively.

         The Registrant conducts an external third party loan review to identify those loans which are considered performing and current with respect to payments of principal and interest but display an above normal risk of becoming non performing or requiring restructuring in the future. This review is conducted on a quarterly basis.

         The allowance for loan losses totaled $9,655,000 and $9,088,000 at March 31, 1999 and December 31, 1998, respectively. Stated as a percentage of total loans receivable (including Loans held for sale, net), the allowance for loan losses amounted to .84% and .85% at March 31, 1999 and December 31, 1998, respectively.

         Table 4 on the following page depicts the trend of charge-offs, recoveries, and provisions to the allowance for loan losses for the three months ended March 31, 1999, and the year ended December 31, 1998, respectively. In addition, Table 5 on the following page highlights the allowance for loan losses as a percent of non accrual loans, loans 90 days past due, but still accruing and specifically designated problem loans for the three months ended March 31, 1999, and the year ended December 31, 1998, respectively.

TABLE 4 ANALYSIS OF ALLOWANCE FOR LOAN LOSSES (ALL FIGURES IN 000'S)

                                                              AS OF OR FOR THE                   AS OF OR FOR THE
ALLOWANCE FOR LOAN LOSS                                      THREE MONTHS ENDED                 TWELVE MONTHS ENDED
  (ALL FIGURES IN 000'S)                                       MARCH 31, 1999                    DECEMBER 31, 1998
-------------------------------------------             ----------------------------       -----------------------------
Balance at beginning of the period                       $                     9,088        $                      8,192
Provision for loan losses                                                        795                               2,540
Provision component related to unfunded
  commitements                                                                     0                                (503)

CHARGE OFFS:
  Commercial                                                                     (50)                               (591)
  One-to-four family                                                             (67)                               (173)
  Other mortgage loans                                                             -                                 (83)
  Consumer loans                                                                (170)                               (344)
                                                        ----------------------------       -----------------------------
   Total Charge Offs                                                            (287)                             (1,191)
                                                        ----------------------------       -----------------------------
RECOVERIES:
  Commercial                                                                      52                                   -
  One-to-four family                                                               3                                   -
  Other mortgage loans                                                             -                                   2
  Consumer loans                                                                   4                                  48
                                                        ----------------------------       -----------------------------
   Total Recoveries                                                               59                                  50
                                                        ----------------------------       -----------------------------
NET CHARGE OFFS                                                                 (228)                             (1,141)
                                                        ----------------------------       -----------------------------

Balance at end of period                                 $                     9,655        $                      9,088
                                                        ============================       =============================
Net Charge Offs to Average Loans Outstanding (1)                                0.08%                               0.12%
                                                        ============================       =============================


(1) Year to date ratio is annualized


TABLE 5-- ALLOWANCE FOR LOAN LOSSES COVERAGE RATIOS (ALL DOLLAR FIGURES IN
000'S)

                                                                     As of or for the        As of or for the
                                                                    three months ended     twelve months ended
                                                                      March 31, 1999        December 31, 1998
                                                                   --------------------- -------------------------
Allowance at the end of period                                              $     9,655              $      9,088

Non accrual loans                                                           $     2,038              $      7,651

90 Days past due, but still accruing                                        $     4,950              $          -

Problem loans                                                               $     9,933              $      9,800

   Allowance/non accrual loans                                                   473.75%                   118.78%
                                                                    -------------------- -------------------------
   Allowance/90 days past due, but still accruing                                195.05%                     0.00%
                                                                    -------------------- -------------------------
   Allowance/non accrual loans and 90 days past due,
     but still accruing                                                          138.17%                   118.78%
                                                                    -------------------- -------------------------
   Allowance/problem loans                                                        97.20%                    92.73%
                                                                    -------------------- -------------------------

         ASSET QUALITY Virtually all of HFI's credit risk lies with the Bank, which holds all of HFI's loan assets. As part of its conversion from a thrift institution, the Bank created a Business Banking Group to offer commercial financial products and services to businesses in the Bank's primary market area. This expansion beyond traditional thrift lending such as residential mortgage lending and real estate secured consumer lending has had the effect of increasing the Bank's credit risk exposure. To accommodate this credit risk exposure, management has hired skilled and experienced commercial lending professionals to manage its Business Banking Group. In addition, the Bank has adopted commercial bank underwriting, credit management and loan loss provisioning techniques and hired a senior executive as Chief Credit Officer.

         As part of its credit risk management activities, the Bank follows a policy of continuous credit loss monitoring, including assessment of the adequacy of the allowance for loan losses. The assessment of the adequacy of the allowance for loan losses is based on internal and external factors. The external factors include the general economic condition of the Bank's market area and those factors described in regulatory guidelines. The internal factors include the current composition of the portfolio, portfolio growth trends, and the current emphasis on commercial lending.

         Quarterly, the commercial loan portfolio is analyzed on an individual loan basis and a specific reserve is developed for each known loss, using a risk rating system. In addition, the Bank assigns reserves for existing losses which are determined using factors such as charge-off history, portfolio delinquencies and current economic conditions. The mortgage and consumer portfolios are analyzed in pools of similar loans with similar risk characteristics. The reserve factor applied to each pool is based on actual charge-off history, adjusted for other factors such as credit concentrations and delinquency trends.

         In addition to the allowance for loan loss, the Registrant maintains a reserve for unfunded commitments. This reserve represents the Bank's estimation of loss incurred relative to available funds committed to customers, but that have yet to be disbursed. The reserve factor assigned to this pool is developed using factors such as credit concentrations and economic conditions. The reserve established for unfunded commitments is classified as a separate liability from the allowance for loan losses, in accordance with generally accepted accounting principles.

         OTHER BORROWINGS During the three month period ended March 31, 1999, the Registrant maintained wholesale leveraging activities to deploy its excess capital. This strategy relies on using external sources of funds to invest in interest earning assets at a positive spread between the yield on interest earning asset and the cost of the support borrowing.

         Other borrowings totaled $1,064.5 million and $1,069.3 million at March 31, 1999, and December 31, 1998, respectively. Borrowings from non-deposit funding sources decreased $4.8 million, or .4%, during the three months ended March 31, 1999. Federal Home Loan Bank advances increased by $4.9 million or .7%, while repurchase agreements decreased by $9.7 million or 3.0% for the three month period ending March 31, 1999.

         As of March 31, 1999, the Registrant had maximum available FHLB lines of credit totalling $1,086.9 million versus $943.5 million in available FHLB credit at December 31, 1998. This increase of 15.2% or $143.4 million is based on increases in the amount of securities that qualify as security for FHLB advances. HFI had borrowings totaling $751.5 million and $746.6 million outstanding to the FHLB as of March 31, 1999, and December 31, 1998, respectively.

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

         The Registrant exceeded all regulatory standards for liquidity at March 31, 1999 and December 31, 1998.

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

         The subsequent fourth stage dubbed ("Testing/Renovation") phase of the Y2K Project started in March 1998 and is scheduled for completion by June 30, 1999. During this phase, the Registrant's goal is to test all mission critical systems, provide the results of those tests to the Registrant's Internal Audit Department for review/analysis and correct non compliant mission critical systems. At this time, all mission critical systems have been renovated.

         In addition, the Registrant has tested other stand alone PC software programs. The Registrant has dedicated a separate PC, printer and accessory environment to conduct tests in a controlled manner with the PC's internal clock set to five specific, internally designated, Year 2000 dates. The testing procedure was approved by the Registrant's Internal Audit Department and the results of the tests were provided to the Registrant's Internal Audit Department for review and analysis. At this point, the results of internal testing and the identification and ensuing risk assessment of external vendors and significant customers have been combined into an overall risk assessment for the Registrant's Year 2000 Compliance profile. The ensuing profile is the basis for a business resumption contingency plan to address any unexpected Year 2000 events. The contingency planning process includes four major steps: defining the planning strategy; performing the business analysis; developing the plan; validating the plan. The first two steps were completed by March 31, 1999, and the final two steps are scheduled for completion by June 30, 1999. Estimated costs to complete the Year 2000 Compliance Effort are listed in the following table.

                                                             Dollar
         Tasks                                               Amount
         -----                                               ------
         Loan support PCs                                   $ 39,000
         Mortgage origination PCs                             12,000
         Software upgrades                                    20,000
         Operations Ctr. alternative power supply             50,000
         Internal resources
           (Testing and planning)                             53,000
                                                            --------
              Total Costs                                   $174,000
                                                            ========


         Beyond the scope of the Y2K Project, the Registrant installed new mainframe hardware, operating systems and application software that was described in the preceding paragraphs. This conversion commenced in April 1997, and replaced a prior system that was not capable of supporting the Registrant's strategic transition to a commercial bank and was lacking Year 2000 Compliance certification. The costs of that conversion consist of capitalized costs of approximately $4,083,000 for hardware and software replacements and teller platform upgrades. Furthermore, another $632,000 in operating expenses were incurred for consulting fees, training, travel, communication and other associated conversion costs

         DISCONTINUED OPERATIONS During the three months ended March 31, 1999, HFI completed a substantial winding down of its mortgage banking operations, known as "AVSTAR", resulting in a net charge to earnings of approximately $.3 million during this period. On April 30, 1999, HFI consummated the sale of certain mortgage banking assets. This sale is expected to result in an estimated charge to earnings totaling $.2 million in the quarter ending June 30, 1999.

PART II. OTHER INFORMATION

       Item 1.   Legal Proceedings.
                 None.

       Item 2.   Changes in Securities and Use of Proceeds.
                 None.

       Item 3.   Defaults Upon Senior Securities.
                 None.

       Item 4.   Submission of  Matters to a Vote of Security Holders.
                 None.

       Item 5.   Other information.
                 None.


       Item 6.   Exhibits and Reports on Form 8-K.

                 (a) Exhibits

                        Exhibit 27          Financial Data Schedule

                                  SIGNATURES


         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    HARRIS FINANCIAL, INC.
                                    (Registrant)


                                By  /s/ Charles C. Pearson, Jr.
                                    --------------------------
                                    Charles C. Pearson, Jr., President
                                    and Chief Executive Officer


                                By  /s/ James L. Durrell
                                    --------------------
                                    James L. Durrell, Executive Vice President
                                    and Chief Financial Officer


Dated: May 7, 1999

                                 EXHIBIT INDEX


Exhibit Number
--------------


Exhibit 27       Financial Data Schedule