Form 10-Q
period 1999-06-30
HARRIS FINANCIAL INC
filed 1999-08-12
CIK 1034650

                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                   Form 10-Q
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 1999

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
     Indicate the number of shares outstanding of each of the Bank's classes of common stock, as of the latest practicable date 33,591,700 shares of stock, par
                                                -------------------------------
value of $.01 per share, outstanding at July 30, 1999.
------------------------------------------------------

Part I.  Financial Information.


Part 1, Item 1    Financial Statements.


              (Balance of this page is left intentionally blank.)

                     HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                                 (in thousands)
                                   (Unaudited)

                                [OBJECT OMITTED]

                                                                       June 30,              December 31,
                                                                         1999                   1998
Assets                                                             ---------------        ---------------
--------------
Cash and cash equivalents                                               $ 57,289               $ 56,741
Marketable securities available for sale (Note 2)                      1,263,384              1,274,837
Loans receivable, net                                                  1,263,055              1,051,642
Loans held for sale, net                                                   2,028                 14,418
Loan servicing rights                                                      9,344                 10,996
Real estate investments                                                    6,473                  7,262
Premises and equipment, net of accumulated
   depreciation of $ 18,568 and $ 17,230                                  23,123                 21,614
Accrued interest receivable                                               17,674                 15,523
Income taxes receivable                                                        -                    635
Intangible assets                                                         18,978                 16,909
Deferred tax asset                                                         1,445                      -
Other assets                                                               2,189                 26,892
                                                                  ---------------        ---------------
   Total assets                                                      $ 2,664,982            $ 2,497,469
                                                                  ===============        ===============

Liabilities and Stockholders' Equity
--------------------------------------
Deposits                                                             $ 1,276,734            $ 1,205,379
Escrow                                                                    17,647                  7,906
Accrued interest payable                                                   7,637                  6,965
Postretirement benefit obligation                                          2,868                  2,452
Other borrowings (Note 3)                                              1,138,000              1,069,254
Deferred tax liability                                                         -                  5,472
Income taxes payable                                                       1,329                      -
Other liabilities                                                         34,627                 10,071
                                                                  ---------------        ---------------
   Total Liabilities                                                 $ 2,478,842            $ 2,307,499
                                                                  ---------------        ---------------

Common stock, $ .01 par value, authorized 100,000,000 shares
 34,005,000 shares issued and 33,585,700 outstanding at
June 30, 1999,  33,993,500 shares issued and 33,584,200
shares outstanding at December 31, 1998 (Note 6)                     $       340            $       340
Paid in capital                                                           30,141                 29,960
Retained earnings                                                        167,100                158,386
Other comprehensive income                                                (4,542)                 8,106
Employee stock ownership plan                                               (346)                  (396)
Recognition and retention plans                                             (456)                  (456)
Treasury Stock 419,300 shares (Note 9)                                    (6,097)                (5,970)
                                                                  ---------------        ---------------
    Total stockholders' equity                                           186,140                189,970
                                                                  ---------------        ---------------
    Total liabilities and stockholders' equity                       $ 2,664,982            $ 2,497,469
                                                                  ===============        ===============

See accompanying notes to consolidated financial statements.

                    HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                        Consolidated Statement of Income
                    (in thousands, except for per share data)
                                   (Unaudited)

                                                             Six Months Ended June 30,   Three Months Ended June 30,
                                                     --------------------------------    ----------------------------
Interest Income:                                         1999              1998            1999            1998
                                                     --------------    --------------    ----------    --------------
  Loans receivable:
      First mortgage loans                           $      23,726    $       24,385    $   11,756    $       12,045
      Commercial                                             9,447             4,803         5,192             2,604
      Consumer and other loans                              12,057             9,768         6,377             5,061
  Taxable investments                                       15,215            14,579         7,217             7,144
  Taxfree investments                                        3,145             3,062         1,562             1,528
  Dividends                                                  4,273             4,551         2,047             2,306
  Mortgage backed securities                                16,214            19,318         8,235             9,390
  Money market securities                                       59                43            42                24
                                                     --------------    --------------    ----------    --------------
       Total interest income                                84,136            80,509        42,428            40,102
                                                     --------------    --------------    ----------    --------------
Interest Expense:
  Deposits                                                  25,026            25,602        12,555            12,622
  Borrowed funds (Note 3)                                   28,735            26,714        14,644            13,402
  Escrow                                                        53                35            28                18
                                                     --------------    --------------    ----------    --------------
    Total interest expense                                  53,814            52,351        27,227            26,042
                                                     --------------    --------------    ----------    --------------
     Net interest income                                    30,322            28,158        15,201            14,060
Provision for loan losses                                    1,590             1,400           795               570
                                                     --------------    --------------    ----------    --------------
    Net int. inc. after provision for loan losses           28,732            26,758        14,406            13,490
                                                     --------------    --------------    ----------    --------------
Non-interest Income:
  Service charges on deposits                                2,740             1,973         1,507             1,037
  Other svc. charges/commissions/fees                          688               342           364               163
  Net servicing income                                         120               180           120               234
  Gain on sale of securities, net (Note 2)                   1,365             2,970            12               586
  Gain on sale of loans, net                                 1,914             2,068           742               994
  Other                                                        705               447           766                38
                                                     --------------    --------------    ----------    --------------
      Total non-interest income                              7,532             7,980         3,511             3,052
                                                     --------------    --------------    ----------    --------------
Non-interest Expense:
  Salaries and benefits                                     10,921            10,696         5,149             5,361
  Equipment expense                                          2,000             1,493         1,038               814
  Occupancy expense                                          1,559             1,443           757               714
  Advertising and public relations                             868             1,077           385               585
  FDIC insurance                                               346               357           177               178
  Director fees                                                179               155            96                79
  Income from real estate operations                          (347)             (368)         (131)             (207)
  Amortization of intangibles                                1,200             1,233           600               628
  Other                                                      6,199             4,136         3,262             2,247
                                                     --------------    --------------    ----------    --------------
     Total non-interest expense                             22,925            20,222        11,333            10,399
                                                     --------------    --------------    ----------    --------------
  Income before income taxes                                13,339            14,516         6,584             6,143
  Income tax expense                                         3,669             4,292         1,847             1,668
                                                     --------------    --------------    ----------    --------------
      Net Income                                     $       9,670    $       10,224    $    4,737    $        4,475
                                                     ==============    ==============    ==========    ==============
  Basic earnings per share (Note 6)                  $        0.29    $         0.30    $     0.14    $         0.13
                                                     ==============    ==============    ==========    ==============
  Diluted earnings per share (Note 6)                $        0.29    $         0.30    $     0.14    $         0.13
                                                     ==============    ==============    ==========    ==============

See accompanying notes to consolidated financial statements.

                    HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                Consolidated Statements of Shareholders' Equity
                                (in thousands)
                                  (Unaudited)


                                                                 Other     Employee   Recognition
                                                                Compre-      Stock        And                               Compre-
                              Common    Paid in     Retained    hensive    Ownership   Retention    Treasury                hensive
                               Stock    Capital     Earnings    Income       Plan        Plan        Stock       Total      Income
                             -------------------------------------------------------------------------------------------------------
Balance at January 1, 1998       $ 338   $ 28,016    $ 141,043  $ 10,732     $ (529)      $ (566)       $ -    $ 179,034
Net income                                              10,224                                                    10,224   $ 10,224
Dividends paid at $.055 per
 share                                                    (898)                                                     (898)
Exercised stock options              2        631                                                                    633
Unrealized losses on
 securities (1)                                                   (1,039)                                         (1,039)    (1,039)
                                                                                                                         -----------
Comprehensive income                                                                                                        $ 9,185
                                                                                                                         ===========
ESOP stock committed for
 release                                                                         83                                   83
Earned portion of RRP plan                                                                    60                      60
Excess of fair value above
 cost of ESOP stock committed
 for release                                  453                                                                    453
Excess of fair value above
 cost of earned portion of
 RRP stock                                    278                                                                    278
                             --------------------------------------------------------------------------------------------
Balance at June 30, 1998         $ 340   $ 29,378    $ 150,369   $ 9,693     $ (446)      $ (506)       $ -    $ 188,828
                             ============================================================================================

Balance at January 1, 1999         340     29,960      158,386     8,106       (396)        (456)    (5,970)     189,970
Net income                                               9,670                                                     9,670    $ 9,670
Dividends paid at $.06 per
 share                                                    (956)                                                     (956)
Exercised stock options                        43                                                                     43
Unrealized losses on
 securities (1)                                                  (12,648)                                        (12,648)   (12,468)
                                                                                                                         -----------
Comprehensive income                                                                                                       $ (2,798)
                                                                                                                         ===========
ESOP stock committed for
 release                                                                         50                                   50
Excess of fair value above
 cost of ESOP stock committed
 for release                                  138                                                                    138
Treasury stock purchased -
 10,000 shares                                                                                         (127)        (127)
                             --------------------------------------------------------------------------------------------
Balance at June 30, 1999         $ 340   $ 30,141    $ 167,100  $ (4,542)    $ (346)      $ (456)  $ (6,097)   $ 186,140
                             ============================================================================================

(1) Net of reclassification adjustment and net of tax effect of ($8,116) and ($716) for 1999 and 1998, respectively.

See accompanying notes to consolidated financial statements.

                    HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                (in thousands)
                                  (Unaudited)


                                                                            Six Months Ended June 30,
                                                                           1999                  1998
                                                                     ------------           ------------
Cash flows from operating activities:
  Net Income                                                      $        9,670             $   10,224
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                              1,590                  1,400
    Net depreciation, amortization, and accretion                          2,767                  3,839
    Decrease (increase) in loans held for sale                            13,656                 (4,008)
    Net gain on sales of interest earning assets                          (3,279)                (5,038)
    Gain on sale of foreclosed real estate                                  (162)                   (49)
    Equity losses/(income) from joint ventures                                57                    (21)
    Increase in accrued interest receivable                               (2,151)                (3,089)
    Increase in accrued interest payable                                     672                  2,322
    Amortization and write-off of intangibles                              1,200                  1,232
    Earned ESOP shares                                                       188                    536
    Earned RRP shares                                                          -                    338
    Provision for deferred income taxes                                      981                   (968)
    Decrease in income taxes receivable                                    1,964                  7,011
    Other, net                                                            26,315                   (107)
                                                                     ------------           ------------
  Net cash provided by operating activities                               53,468                 13,622
                                                                     ------------           ------------

Cash flows from investing activities:
   Proceeds from maturities and principal reductions of marketable securities:
           Held to Maturity                                                    -                  1,032
           Available-for-sale                                            162,352                209,567
   Proceeds from sales of marketable securities; available for sale      225,730                376,052
   Purchase of marketable securities; available for sale                (370,263)              (634,943)
   Loans Sold                                                             57,249                 72,759
   Net increase in loan originations less principal payments on
       loans                                                            (272,457)              (108,465)
   Acquisition of loan servicing rights                                      153                 (2,564)
   Investment in real estate held for investment                            (239)                  (210)
   Proceeds from payments on real estate held for investment                 419                     40
   Purchases of premises and equipment, net                               (2,946)                (2,027)
   Cash proceeds received from the sale of foreclosed real
      estate                                                               1,549                    687
  Branch purchase                                                         34,004                      -
                                                                     ------------           ------------
      Net cash used in investing activities                       $     (164,449)            $  (88,072)
                                                                     ------------           ------------

       See accompanying notes to the consolidated financial statements.

                                  (Continued)

                    HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                (in thousands)
                                  (Unaudited)
                                  (continued)

                                                                                 Six Months Ended June 30,
                                                                               1999                    1998
                                                                           -------------            ------------
Cash flows from financing activities:
    Net increase (decrease) in deposits                                  $       34,082           $     (20,088)
    Net increase in other borrowings                                             68,746                 107,310
    Net increase in escrow                                                        9,741                   6,361
    Payments to acquire treasury stock                                             (127)                      -
    Cash dividends                                                                 (956)                   (898)
    Proceeds from the exercise of stock options                                      43                     633
                                                                           -------------            ------------

   Net cash provided by financing operations                                    111,529                  93,318
                                                                           -------------            ------------

  Net increase in cash and cash equivalents                                         548                  18,868

Cash and cash equivalents at beginning of period                                 56,741                  24,466
                                                                           -------------            ------------

Cash and cash equivalents at end of period                               $       57,289           $      43,334
                                                                           =============            ============

Supplemental disclosures:
Cash paid during the periods for:
    Interest on deposits, advances and other borrowings
        (includes interest credited to deposit accounts)                 $       53,218           $      47,642
   Income taxes                                                                     636                   1,340
Cash received during the periods for:
  Income tax refunds                                                     $            -           $       3,089
Non-cash investing activities:
  Transfer from loans to foreclosed real estate                          $          922           $       1,027

Branch acquisition:
  Fair value of assets acquired                                          $       34,004           $           -
  Deposit premium paid                                                            3,269                       -
  Fair value of liabilities assumed                                              37,273                       -

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

         The accompanying interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of interim periods have been made. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999 or any other interim period.

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

Marketable Securities consist of the following as of the date indicated:

                                                June 30,       December 31,
                                                  1999             1998
                                            ---------------   --------------
Available-for-sale, at amortized cost       $    1,271,007    $   1,261,696
Available-for-sale, net unrealized gain             (7,623)          13,141
                                            ---------------   --------------
Available-for-sale, at fair value                1,263,384        1,274,837
                                            ---------------   --------------
     Total Marketable securities            $    1,263,384    $   1,274,837
                                            ===============   ==============

                    HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
         (All dollar amounts presented in the tables are in thousands)
                                  (Unaudited)

(3)  Other Borrowings
     ----------------

         The following table presents the composition of the Registrant's other borrowings as of the dates indicated.



                                                June 30,       December 31,
                                                  1999             1998
                                            ---------------   --------------
FHLB advances                               $      825,000    $     746,581
Repurchase Agreements                              313,000          322,673
                                            ---------------   --------------
  Total other borrowings                    $    1,138,000    $   1,069,254
                                            ===============   ==============

(4)  New Accounting Standards
     ------------------------

         During June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities" . The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment.

         SFAS 133 is effective for fiscal years beginning after June 15, 2000. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance. The Statement cannot be applied retroactively.

         Management has not yet quantified the impact of adopting SFAS 133 on the financial statements and has not determined the timing of or method of adoption of the Statement. However, the application of the Statement could increase volatility in earnings and comprehensive income.

                    HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                  (Unaudited)


(5)   Commitments and Contingent Liabilities
      --------------------------------------

         In the ordinary course of business, the Registrant makes commitments to extend letters of credit to its customers. At June 30, 1999 and December 31, 1998, standby letters of credit issued and outstanding amounted to $11,216,000 and $4,703,000 respectively. These letters of credit are not reflected in the accompanying financial statements. Management does not anticipate any significant losses as a result of these transactions.

         At June 30, 1999, the Registrant has $148,933,000 in unused line of credit commitments extended to its customers, $43,457,000 of undistributed funds on construction loans and $42,447,000 of loan origination commitments.

(6)  Earnings per share
     ------------------

         The following table shows the allocation of earnings per share to basic earnings per share and diluted earnings per share.

                                                           Weighted
                                                            Average
                                                             Shares    Per Share
For the six months ended June 30, 1999      Income        Outstanding    Amount
                                           -------------------------------------
Basic earnings per share
  Income available to common shareholders    $ 9,670,000   33,804,463    $ 0.29
                                           -------------------------------------
  Options held by management and directors                     86,863
                                           -------------------------------------
Diluted earnings per share
  Income available to common shareholders
  plus assumed conversions                   $ 9,670,000   33,891,326    $ 0.29
                                           =====================================

For the six months ended June 30, 1998
Basic earnings per share
  Income available to common shareholders   $ 10,224,000   33,917,123    $ 0.30
                                           -------------------------------------
  Options held by management and directors                    303,703
                                           -------------------------------------
Diluted earnings per share
  Income available to common shareholders
  plus assumed conversions                  $ 10,224,000   34,220,826    $ 0.30
                                           =====================================

                    HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                  (unaudited)

(6)  Earnings per share (continued)
     ------------------

                                                           Weighted
                                                            Average
                                                             Shares    Per Share
For the three months ended June 30, 1999    Income        Outstanding    Amount
                                           -------------------------------------
Basic earnings per share
  Income available to common shareholders    $ 4,737,000   33,809,603    $ 0.14
                                           -------------------------------------
  Options held by management and directors                     82,643
                                           -------------------------------------
Diluted earnings per share
  Income available to common shareholders
  plus assumed conversions                   $ 4,737,000   33,892,246    $ 0.14
                                           =====================================

For the three months ended June 30, 1998
Basic earnings per share
  Income available to common shareholders    $ 4,475,000   33,953,331    $ 0.13
                                           -------------------------------------
  Options held by management and directors                    307,121
                                           -------------------------------------
Diluted earnings per share
  Income available to common shareholders
  plus assumed conversions                   $ 4,475,000   34,260,452    $ 0.13
                                           =====================================





(7)  Loan Servicing

         On March 15, 1999, the Registrant sold the rights to service loans totaling $79.4 million. Concurrent with this sale, the Registrant also sold an interest rate floor that was purchased in 1998 to hedge against the deterioration in the carrying value of the servicing rights related to these loans. The floor was recorded at its fair market value on the balance sheet at December 31, 1998, with an offsetting entry to the value of the mortgage servicing rights. In addition, the Registrant paid a premium to enter into the floor contract. As a result of the sale of the mortgage servicing rights and the floor, and the write off of unamortized premium, the Registrant recognized a net loss of $194,000.

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

         There can be no assurance that (a) the Mutual Company will waive dividends paid by the Registrant, (b) the FRB will approve any dividend waivers by the Mutual Company after April 2001, or (c) the terms that may be imposed by the FRB on any dividend waiver will be favorable to Minority Stockholders. As of the date hereof, the Mutual Company has waived the right to receive all dividends paid by the Bank and the Registrant. As of April 19, 1996, the Mutual Company had waived $9.1 million of dividends declared by the Bank, and through June 30, 1999, had waived a total of $25.3 million of dividends paid by the Bank and the Registrant.

                     HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
          (All dollar amounts presented in the tables are in thousands)
                                   (unaudited)


(9) Treasury Stock Repurchase Program
    ---------------------------------

         On February 28, 1998, HFI received authorization from the Pennsylvania Department of Banking to repurchase 450,000 shares of its outstanding common stock. The assumed price for the repurchase of the shares was $16 per share for an aggregate cost of $7,200,000. The proposed repurchase of shares were to be completed one year from the approval date of February 28, 1998. On June 2, 1999, the Registrant received approval from the Department of Banking to extend the period for repurchasing 450,000 shares of its outstanding common stock until June 1, 2000.

         During the third and fourth quarters of 1998 and the second quarter of 1999, the Registrant purchased 419,300 shares with a market value of $6,097,000. The shares will be used to facilitate several stock ownership and stock option plans. These plans will benefit directors, executive officers, non-executive officers, and newly appointed executives or directors. On April 20, 1999, the shareholders ratified and approved the 1999 Stock Option Plan (For Employees) and the 1999 Stock Option Plan for Outside Directors. These option plans authorize a maximum of 1,125,000 shares in aggregate for awards in the form of stock options.

(10) Financial Instruments and Risk Management
     -----------------------------------------

         On June 4, 1999, HFI entered into a total return swap. This swap is intended to hedge market value fluctuations in HFI's retail construction loan portfolio which are caused by changes in market levels of interest rates. The swap has a notational amount of $5,000,000, a contract duration of 7 months and consists of two components:

(a) HFI exchanges fixed rate interest payments on a 6.5 % FNMA 30 year mortgage pool for a floating rate interest payment based on the London Interbank Offered Rate (LIBOR) minus 42 basis points. The settlement is made on a monthly basis between HFI and the counter party.

(b) A lump sum payment which reflects the change in market value of a 6.5% FNMA mortgage pool from the inception of the swap contract to the end of the swap contract. This payment is made at the final date of the contract between HFI and the counter party. HFI receives a payment if the market value of the underlying FNMA pool declines. Conversely, HFI must pay the counter party if the value of the FNMA pool increases.

         The total return swap is designed to hedge against the decline in the market value of a specifically identified pool of fixed rate construction loans that are to be sold upon their conversion to long term mortgage loans. HFI has determined that there is a high degree of correlation between the changes in the market value of the contract and the fair market value of the hedged loans. Accordingly, HFI has recorded the change in market value of the contract on the balance sheet, with an offsetting entry to the carrying value of the hedged loans. The fair value of the contract at June 30, 1999, is $42,175. The ultimate gain or loss incurred by HFI as a result of the changes in the market value of the contract will be recognized upon the sale of the construction loans. HFI has recorded the impact of the interest rate swap portion of the contract using synthetic instrument accounting. Under this method, gains or losses related to the interest rate swap are accrued as they occur.

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

 (a)     Results of Operations

         Net Income or Loss The net income for the six month period ended June 30, 1999 was $9,670,000, representing a decrease of $554,000 or 5.4%
         from the $10,224,000 net income figure reported during the comparable six month period ending June 30, 1998. For the three month period ending June 30, 1999, net income was $4,737,000 which was $262,000 or 5.9% higher than the net income figure of $4,475,000 for the comparable period in 1998.

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

         Net interest income, on a tax equivalent basis, totaled $32,015,000 for the six months ended June 30, 1999, which represents an increase of $2,208,000, or 7.4%, from the $29,807,000 of net interest income recorded in the six months ended June 30, 1998. This increase reflected a favorable volume variance of $3,540,000 due to a $229.0 million increase in total average earning assets to $2.429 billion during the year to date period ended June 30, 1999 as compared to $2.200 billion recorded during the same period ending June 30, 1998. At the same time, general market interest rate trends created an unfavorable rate variance of $1,332,000 for the six months ended June 30, 1999. The interaction of positive volume variances and negative rate variances generated the net positive change of $2,208,000 mentioned above.

         Net interest income, on a tax equivalent basis, totaled $16,042,000 for the three months ended June 30, 1999. This represents an increase of $1,158,000 or 7.8% over the $14,884,000 reported for the comparable three month period ended June 30, 1998. This increase reflects a favorable volume variance of $1,931,000 that was partially offset by a unfavorable rate variance of $773,000. The volume variance reflects a $265.0 million increase in interest earning assets to $2.467 billion during the three months ended June 30, 1999, from $2.202 billion in the three months ending June 30, 1998. While market rates displayed significant swings, the overall trend for the three month period ended June 30, 1999 was still lower than for the comparable three month period ended June 30, 1998. Consequently, the Registrant experienced an unfavorable rate variance of $773,000.

         For the six months ended June 30, 1999, the yield on interest earning assets was 7.07%. This figure is 40 basis points lower than the 7.47% yield reported for the six month period ended June 30, 1998.

         At same time, the cost of funds decreased 40 basis points to 4.66% for the period ending June 30, 1999, versus 5.06% for the six months ended June 30, 1998. As a result, the interest spread (the difference between the yield on assets minus the cost of funds) remained unchanged at 2.41% for the six month period ending June 30, 1999, versus the comparable period ending June 30, 1998. Yields on interest earning assets fell uniformly from the comparable period ending June 30, 1999 with the exception of an 8 basis point increase (7.62% versus 7.54%) in indirect consumer loans. HFI has increased its marketing efforts in this area, and managed to generate modest increase rates, especially in the mobile home segment of indirect loans.

         The market rate trends detailed in the preceding paragraph also generated the same results in the three month periods ended June 30, 1999 and June 30, 1998. The yield on interest earning assets declined 42 basis points from 7.44% for the three month period ended June 30, 1998, to 7.02% for the three month period ended June 30, 1999. At the same time, the cost of funds declined 40 basis points from 5.05% for the three month period ended June 30, 1998, to 4.65% for the three months ended June 30, 1999. Consequently the net interest spread declined two basis points from 2.39% for the three months ended June 30, 1998, to 2.37% for the comparable period in 1999.

         HFI continues to rely on wholesale funding sources to support an investment leveraging strategy and uses external borrowings to supplement funding provided by savings and time deposits. During the six month period ending June 30, 1999, total deposits (net of escrow deposits) increased $71.4 million or 5.9% while other borrowings increased by $68.7 million or 6.4%. The strategy relies on wholesale funding to support a redeployment of capital generated from ongoing operations (leveraging) into an interest earning capacity, via the investment portfolio. The objective of this strategy is to increase the absolute dollar amount of interest income and boost the Registrant's return on equity. However, this strategy compresses the Registrant's net interest margins. This is caused by the higher marginal cost of funds associated with external borrowings over the cost of core deposits. These factors are reflected in the net interest margin decline of 7 basis points to the 2.64% yield for the six months ended June 30, 1999, versus the yield of 2.71% for the comparable period ending June 30, 1998. For the three month period ended June 30, 1999, the net interest margin was 2.60% or 10 basis points lower than the 2.70% net interest margin recorded for the three months ended June 30, 1998.

         The following table summarizes the impact of the leveraging strategy on the return on average assets (ROAA) and net interest margin (NIM) for the six month periods ended June 30, 1999, and June 30, 1998, and the three month periods ended June 30, 1999 and June 30, 1998, respectively.

Comparison of Financial Performance with and without a Capital Leveraging Strategy
----------------------------------------------------------------------------------------
  (All figures in 000's)
--------------------------------
                                                      With             Without           Difference in
Six month period ended June 30, 1999               Leveraging        Leveraging          Basis Points
--------------------------------------------      -------------    ----------------     ----------------
  Return on Average Assets                               0.77%               0.58%                   19
  Net Interest Margin                                    2.64%               3.45%                  (81)

Six month period ended June 30, 1998
--------------------------------------------
  Return on Average Assets                               0.90%               0.82%                    8
  Net Interest Margin                                    2.71%               3.51%                  (80)

Three month period ended June 30, 1999
--------------------------------------------
  Return on Average Assets                               0.74%               0.59%                   15
  Net Interest Margin                                    2.60%               3.42%                  (82)

Three month period ended June 30, 1998
--------------------------------------------
  Return on Average Assets                               0.79%               0.67%                   12
  Net Interest Margin                                    2.70%               3.50%                  (80)


Table 1 on the following pages presents the Registrant's average asset and liability balances, interest rates, interest income, and interest expense for each of the six month periods ended June 30, 1999 and June 30, 1998, as well as the quarters ended June 30, 1999 and June 30, 1998, respectively. Table 2 presents a rate-volume analysis of changes in net interest income for the six month periods ended June 30, 1999 and June 30, 1998, as well as the quarters ended June 30, 1999 and June 30, 1998, respectively.

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

Average Balance Sheets, Rate, and Interest Income and Expense Summary (All figures in 000's)

                                                                    For the six months ended,
                                      ---------------------------------------------------------------------------------
                                                      June 30, 1999                             June 30, 1998
                                      ---------------------------------------------------------------------------------
                                         Average       (1) (2)     Average         Average      (1) (2)      Average
                                         Balance      Interest    Yield/Cost       Balance      Interest   Yield/Cost
                                      ----------------------------------------  ---------------------------------------
                                                                 (Dollar amounts in thousands)
Assets:
  Interest Bearing assets:
      Mortgage Loans, net                $   615,765    $ 23,726        7.71%     $   570,014     $ 24,385       8.56%
      Commercial loans                       249,803       9,447        7.56%         107,941        4,803       8.90%
      Direct consumer loans                  159,544       6,080        7.62%         155,365        5,861       7.54%
      Indirect consumer loans                136,044       5,977        8.79%          87,447        3,906       8.93%
      Marketable Securities - Taxable      1,121,005      35,092        6.26%       1,127,214       37,307       6.62%
      Marketable Securities - Taxfree        117,907       4,838        8.21%         113,511        4,711       8.30%
      Other interest earning assets           28,596         669        4.68%          38,365        1,185       6.18%
                                      ---------------------------               ---------------------------
  Total interest-earning assets            2,428,664      85,829        7.07%       2,199,857       82,158       7.47%
                                                     ------------                             -------------
  Noninterest-earning assets                  98,121                                   77,837
                                      ---------------                           --------------
  Total assets                           $ 2,526,785                              $ 2,277,694
                                      ===============                           ==============

Liabilities and stockholders' equity:
  Interest bearing liabilities:
    Savings deposits                     $   144,832    $  1,408        1.94%     $   151,409     $  1,881       2.48%
    Time deposits                            773,084      20,222        5.23%         731,777       20,184       5.52%
    NOW and money market deposits            296,424       3,396        2.29%         245,139        3,537       2.89%
    Escrow                                    13,078          53        0.81%          10,978           35       0.64%
    Borrowed Funds                         1,080,955      28,735        5.32%         930,639       26,714       5.74%
                                      ---------------------------               ---------------------------
  Total interest bearing liabilities     $ 2,308,373      53,814        4.66%     $ 2,069,942       52,351       5.06%
                                                     ------------                             -------------
  Non interest bearing liabilities            27,486                                   25,128
                                      ---------------                           --------------
  Total liabilities                        2,335,859                                2,095,070
  Stockholders' equity                       190,926                                  182,624
                                      ---------------                           --------------
  Total liabilities and stockholder
   equity                                $ 2,526,785                              $ 2,277,694
                                      ===============                           ==============


Net interest income before
  before provision for loan loss                        $ 32,015                                  $ 29,807
                                                     ============                             =============
Interest rate spread (3)                                                2.41%                                    2.41%
                                                                 =============                             ============
Net interest-earning assets              $   120,291                              $   129,915
                                      ===============                           ==============
Net interest margin (4)                                                 2.64%                                    2.71%
                                                                 =============                             ============
Ratio of interest earning assets to
  interest bearing liabilities                  1.05                                     1.06
                                      ---------------                           --------------

(1) Includes income recognized on deferred loan fees of $972,000 and $1,583,000 for the comparable 1999 and 1998 periods, respectively.
(2)  Interest income and yields are shown on a tax equivalent basis.
(3) Represents the difference between the average yield on interest-earning assets and the average cost on interest-bearing liabilities.
(4) Represents the annualized net interest income before the provision for loan losses divided by average interest-earning assets.

TABLE 1 - Average Balance Sheets, Rate, and Interest Income and Expense Summary (All figures in 000's)

                                                                         For the quarter ended,
                                           ---------------------------------------------------------------------------------
                                                           June 30, 1999                             June 30, 1998
                                           ---------------------------------------------------------------------------------
                                              Average       (1) (2)     Average         Average      (1) (2)      Average
                                              Balance      Interest    Yield/Cost       Balance      Interest   Yield/Cost
                                           ----------------------------------------  ---------------------------------------
                                                                    (Dollar amounts in thousands)
Assets:
   Interest Bearing assets:
      Mortgage Loans, net                      $  622,250    $ 11,756        7.56%      $  573,031     $ 12,045       8.41%
      Commercial loans                            274,863       5,192        7.56%         117,384        2,604       8.87%
      Direct consumer loans                       160,320       3,140        7.83%         156,197        2,973       7.61%
      Indirect consumer loans                     153,145       3,237        8.45%          85,879        2,091       9.74%
      Marketable Securities - Taxable           1,110,389      17,238        6.21%       1,119,841       18,154       6.48%
      Marketable Securities - Taxfree             118,115       2,403        8.14%         112,905        2,349       8.32%
      Other interest earning assets                28,120         303        4.31%          36,342          710       7.81%
                                           ---------------------------               ---------------------------
  Total interest-earning assets                 2,467,202      43,269        7.02%       2,201,579       40,926       7.44%
                                                          ------------                             -------------
  Noninterest-earning assets                       94,989                                   76,924
                                           ---------------                           --------------
  Total assets                                 $2,562,191                               $2,278,503
                                           ===============                           ==============

Liabilities and stockholders' equity:
  Interest bearing liabilities:
    Savings deposits                           $  145,782    $    721        1.98%      $  154,201     $    923       2.39%
    Time deposits                                 777,289      10,128        5.21%         714,700        9,904       5.54%
    NOW and money market deposits                 300,709       1,706        2.27%         252,323        1,795       2.85%
    Escrow                                         15,401          28        0.73%          11,852           18       0.61%
    Borrowed Funds                              1,101,372      14,644        5.32%         930,174       13,402       5.76%
                                           ---------------------------               ---------------------------
  Total interest bearing liabilities           $2,340,553      27,227        4.65%      $2,063,250       26,042       5.05%
                                                          ------------                             -------------
  Non interest bearing liabilities                 30,179                                   31,039
                                           ---------------                           --------------
  Total liabilities                             2,370,732                                2,094,289
  Stockholders' equity                            191,459                                  184,214
                                           ---------------                           --------------
  Total liabilities and stockholder equity     $2,562,191                               $2,278,503
                                           ===============                           ==============


Net interest income before
  before provision for loan loss                             $ 16,042                                  $ 14,884
                                                          ============                             =============
Interest rate spread (3)                                                     2.37%                                    2.39%
                                                                      =============                             ============
Net interest-earning assets                    $  126,649                                $ 138,329
                                           ===============                           ==============
Net interest margin (4)                                                      2.60%                                    2.70%
                                                                      =============                             ============
Ratio of interest earning assets to
  interest bearing liabilities                       1.05                                     1.07
                                           ===============                           ==============


(1) Includes income recognized on deferred loan fees of $528,000 and $634,000 for the comparable 1999 and 1998 periods, respectively.

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

TABLE 2 - Rate/Volume Analysis of Changes in Net Interest Income (All figures in 000's)

                                     Six Months Ended June 30, 1999           Quarter Ended June 30, 1999
                                                  Compared to                           Compared to
                                     Six Months Ended June 30, 1998           Quarter Ended June 30, 1998
                                               Increase (Decrease)                   Increase (Decrease)
                                     -------------------------------------    -------------------------------------

                                        Volume       Rate         Net           Volume        Rate         Net
                                     -------------------------------------    -------------------------------------
Interest-earning assets:
  Mortgage loans, net                     $ 1,871    $ (2,530)    $  (659)        $   986     $ (1,275)    $  (289)
  Commercial loans                          5,464        (820)      4,644           3,024         (436)      2,588
  Direct consumer loans                       157          62         219              80           87         167
  Indirect consumer loans                   2,133         (62)      2,071           1,454         (308)      1,146
  Marketable securities - Taxable            (204)     (2,011)     (2,215)           (154)        (762)       (916)
  Marketable securities - Taxfree             179         (52)        127             106          (52)         54
  Other interest earning assets              (264)       (252)       (516)           (137)        (270)       (407)
                                     -------------------------------------    -------------------------------------
Total interest earning assets               9,336      (5,665)      3,671           5,359       (3,016)      2,343
                                     -------------------------------------    -------------------------------------


Interest-bearing liabilities:
  Savings Deposits                            (79)       (394)       (473)            (49)        (153)       (202)
  Time deposits                             1,119      (1,081)         38             835         (611)        224
  NOW and money market deposits               667        (808)       (141)            312         (401)        (89)
  Escrow and stock subscriptions                8          10          18               6            4          10
  Borrowed funds                            4,081      (2,060)      2,021           2,324       (1,082)      1,242
                                     -------------------------------------    -------------------------------------
Total interest-bearing liabilities          5,796      (4,333)      1,463           3,428       (2,243)      1,185
                                     -------------------------------------    -------------------------------------
Net change in net interest income         $ 3,540    $ (1,332)    $ 2,208         $ 1,931     $   (773)    $ 1,158
                                     =====================================    =====================================


Note: Changes in interest income and interest expense arising from the combination of rate and volume variances are prorated across rate and volume variances.

      Provision for Loan Losses The Registrant recognized a provision for loan loss of $1,590,000 for the six months ended June 30, 1999. This represents an increase of $190,000 from the $1,400,000 provision recorded for the six months ended June 30, 1998. For the three months ended June 30, 1999, the Registrant recognized a provision expense of $795,000. This is a $225,000 increase over the $570,000 expensed in the three month period ended June 30, 1998. Refer to comments in the Asset Quality section which follows.

      Noninterest Income Noninterest income totaled $7,532,000 for the six months ended June 30, 1999. This represents a decrease of $448,000, or 5.6%, from the $7,980,000 recorded in the six months ended June 30, 1998. This decrease can be attributed to several factors:

      (1) The net gain on securities decreased $1,605,000 or 54.0% to $1,365,000 recognized in the six month period ended June 30, 1999, versus $2,970,000 for the comparable period ended June 30, 1998.
      (2) These decreases were offset by service charges on deposits generating $2,740,000, or a $767,000 increase over the prior six month period ended June 30, 1998, figure of $1,973,000. This trend reflects the Registrant's increased emphasis on overdraft charges and income generated by increased foreign ATM traffic which produced higher transaction volumes subject to surcharging.
      (3) Other service charges/commissions/fees increased $346,000 or 101.2% to the $688,000 figure recognized in the six month period ended June 30, 1999, versus income of $342,000 for the comparable period ended June 30, 1998. $222,000 of this increase is attributable to commissions earned by out sourcing corporate checks to a third party in the third quarter of 1998.
      (4) Other non-interest income registered $705,000 for the six month period ended June 30, 1999. This was a $258,000 or 57.7% increase over the $447,000 reported in the six month period ended June 30, 1998. The significant factor causing this increase was realization of a $700,000 fraud recovery in the three month period ending June 30, 1999. However, the recognition of a $390,000 gain on the sale of AVSTAR's mortgage servicing rights in the three months ended March 31, 1998 reduced the absolute dollar impact of the fraud recovery on the comparison of results for the six months ended June 30, 1999, versus the six months ended June 30, 1998.

      Noninterest income equalled $3,511,000 for the three months ended June 30, 1999. This was a $459,000 or 15.1% increase over the $3,052,000 reported for the three months ended June 30, 1998. The reasons for this performance are:

      (1) The net gain on securities decreased $574,000 or 98.0% to $12,000 recognized in the three month period ended June 30, 1999, versus $586,000 for the comparable period ended June 30, 1998.
      (2) Service charges on deposits increased $470,000 or 45.3% to the $1,507,000 figure recognized in the three month period ended June 30, 1999, versus income of $1,037,000 for the comparable period ended June 30, 1998. The performance of overdraft fees and ATM charges described in the preceding paragraph were responsible for this increase.
      (3) Other service charges/commissions/fees rose $201,000 or 123.3% to the $364,000 figure reported in the three month period ended June 30, 1999, versus income of $163,000 for the comparable period ended June 30, 1998. $100,000 of this increase is attributable to a third party check vendor program that was described in the preceding paragraph. The remainder of the increase is split between Trust Fees and credit life insurance commissions.
      (4) Other non-interest income was $766,000 for the three month period ended June 30, 1999. The fraud recovery described in the preceding paragraph was the primary reason for the $728,000 increase over the $38,000 reported in the three month period ended June 30, 1998.

      Noninterest Expense Noninterest expense was $22,925,000 for the six months ended June 30, 1999. This is an increase of $2,703,000, or 13.4%, from the $20,222,000 reported for the six month period ended June 30, 1998. The increase in noninterest expense was caused, primarily, by a $2,063,000 increase in other expense. During the six months ended June 30, 1999, other expense equalled $6,199,000 versus the $4,136,000 recognized in the comparable period ending June 30, 1998. $1,139,000 of the increase represents costs associated with the restructuring of unprofitable operations and ongoing internal conversion projects. The remainder of the increase represents ongoing support costs associated with higher business volumes and ATM support activity. Another significant contributor to the increase in noninterest expense was a $507,000 increase in equipment expense to $2,000,000 for the six months ended June 30, 1999, versus $1,493,000 for the six months ended June 30, 1998. The increase represents higher depreciation expense and software maintenance support costs associated with the installation of a proof of deposit settlement area in the third quarter of 1998. This project supports the infrastructure required by the Registrant's continuing strategic transformation into a commercial bank.

         Noninterest expense was $11,333,000 for the three months ended June 30, 1999. This equates to a $934,000 increase over the $10,399,000 reported for the three month period ended June 30, 1998. The principle driver of this trend was a $1,015,000 increase in other non-interest expense to $3,262,000 for the three month period ended June 30, 1999, versus $2,247,000 for the three month period ended June 30, 1998. The two largest contributors to the increase were a $328,000 in costs associated with the ongoing dissolution of the Registrant's mortgage banking subsidiary and another $227,000 in costs related to conversion projects undertaken in the three months ended June 30, 1999. In addition, equipment expense increased $224,000 to $1,038,000 for the three months ended June 30, 1999 versus $814,000 for the three months ended June 30, 1998. These costs were incurred because of the proof of deposit installation detailed in the preceding paragraph.

         Provision for Income Taxes Corporate income tax expense totaled $3,669,000 for the six month period ended June 30, 1999, which resulted in an effective tax rate of 27.5% on pretax income of $13,339,000. This represents a decrease of $623,000 from the $4,292,000 of corporate tax expense, or an effective tax rate of 29.6% on pretax income of $14,516,000, recorded during the six month period ended June 30, 1998. The decrease in the effective tax rate is the result of the Registrant's continued focus on increasing tax exempt sources of income.

         Income tax expense was $1,847,000 (an effective tax rate of 28.1%) for the three months ended June 30, 1999. This is an $179,000 increase over the tax expense of $1,668,000 (effective tax rate of 27.2%) recorded for the three months ended June 30, 1998. The increase in the absolute dollar amount of tax expense and the change in the effective tax rate reflects higher levels of pre-tax income for the three months ended June 30, 1999 versus the comparable three month period ended June 30, 1998.

         Stockholders' Equity Stockholders' equity totaled $186.1 million and $190.0 million at June 30, 1999 and December 31, 1998, respectively. Stockholders' equity amounted to 7.0% of total assets equalling $2.665 billion as of June 30, 1999, compared to 7.6% of total assets of $2.497 billion at December 31, 1998.

         The decrease in Stockholders' equity of $3.9 million or 2.1% for the six months ended June 30, 1999 resulted mainly from a $12.5 million decline in the market value, net of tax effect, of the available-for-sale securities and $1.0 million in dividends paid. The drop in the market value of the available-for-sale portfolio reflects the impact of recent market rate increases on the market value of fixed rate issues that reside in the Registrant's investment portfolio. Offsetting this decrease is a $9.7 million increase attributable to income from ongoing operations.

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


                                                                     Minimum                                  Minimum
                                                                   Requirement                               Requirement
                                                                   for Capital                             to be "Well Cap-
HARRIS FINANCIAL, INC.                  Actual                       Adequacy                                 italized"
                                        ------                       --------                                 --------
As of  June 30, 1999              Amount       Ratio              Amount         Ratio                    Amount       Ratio
--------------------              ------       -----              -------        -----                    ------       -----
  Total Capital
    (to Risk Weighted Assets)    $186,041       11.7%             $126,824          8.0%                 $158,530        10.0%
 Tier 1 Capital
   (to Risk Weighted Assets)      171,705       10.8%               63,412          4.0%                   95,118         6.0%
 Tier 1 Capital
   (to Avg. Assets)               171,705        6.9%              100,160          4.0%                  125,201         5.0%



As of December 31, 1998
-----------------------
  Total Capital
    (to Risk Weighted Assets)    $179,157       12.0%             $119,160          8.0%                 $148,949        10.0%
 Tier 1 Capital
   (to Risk Weighted Assets)      164,955       11.1%               59,580          4.0%                   89,370         6.0%
 Tier 1 Capital
   (to Avg. Assets)               164,955        6.8%               97,553          4.0%                  121,941         5.0%


         The following table provides a comparison of Harris Savings Bank's risk-based capital ratios and leverage ratio to the minimum regulatory requirements for the period indicated.


                                                                           Minimum                                 Minimum
                                                                         Requirement                             Requirement
                                                                         for Capital                          to be "Well Cap-
HARRIS SAVINGS BANK                           Actual                       Adequacy                               italized"
                                              ------                       --------                               --------
As of  June 30, 1999                   Amount       Ratio               Amount         Ratio                  Amount       Ratio
--------------------                   ------       -----              -------         -----                  -------      -----
  Total Capital
    (to Risk Weighted Assets)        $180,602        11.4%             $126,527          8.0%                 $158,159     10.0%
 Tier 1 Capital
   (to Risk Weighted Assets)          166,199        10.5%               63,263          4.0%                   94,895      6.0%
 Tier 1 Capital
   (to Avg. Assets)                   166,199         6.7%               99,694          4.0%                  124,618      5.0%



As of December 31, 1998
-----------------------
  Total Capital
    (to Risk Weighted Assets)        $174,663        11.8%             $118,879          8.0%                 $148,598     10.0%
 Tier 1 Capital
   (to Risk Weighted Assets)          160,317        10.8%               59,439          4.0%                   89,159      6.0%
 Tier 1 Capital
   (to Avg. Assets)                   160,317         6.6%               97,395          4.0%                  121,744      5.0%


         During the six months ended June 30, 1999, the Registrant adhered to, on an average asset basis, the 6.5% Tier 1 minimum stipulated by the Pennsylvania Department of Banking ("Department"). This minimum threshold was a condition required by the Department for the Treasury Stock Repurchase Program that was approved on February 27, 1998.

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

      Marketable securities, excluding the Federal Home Loan Bank cash account, totaled $1,263.4 million, at June 30, 1999, and $1,274.8 million at December 31, 1998. Total marketable securities decreased $11.4 million, or .9%, during the six months of 1999.

TABLE 3 - Composition of Marketable Securities Portfolios (All figures in 000's)

The following table sets forth certain information regarding the amortized cost and fair values of the Registrant's marketable securities portfolio at June 30, 1999 and December 31, 1998.


                                                    June 30, 1999             December 31, 1998
                                       -------------------------------------------------------------
                                         Amortized         Fair        Amortized         Fair
                                            Cost          Value          Cost           Value
                                       -------------------------------------------------------------
Available-for-sale:
   U.S. Government and agencies             $ 342,772      $ 331,896     $ 298,247        $ 299,196
    Corporate bonds                            74,534         72,021       148,731          142,240
    Municipal obligations                     118,345        120,368       113,557          119,233
    FHLB stock                                 41,250         41,250        37,579           37,579
    Equities (Common and Preferred)            88,409         97,454       112,403          123,765
    Asset Backed Securities                         -              -        15,146           15,661

   Mortgage-backed securities:
        FHLMC PC's                                  -              -         1,421            1,494
        FNMA CMO's                             64,834         65,489       104,276          105,864
        FHLMC CMO's                           121,021        120,468        75,137           75,157
        Private Issue CMO's                   419,842        414,438       355,199          354,648
                                       -------------------------------------------------------------
        Total mortgage-backed securities      605,697        600,395       536,033          537,163
                                       -------------------------------------------------------------
   Total securities available-for-sale    $ 1,271,007    $ 1,263,384   $ 1,261,696      $ 1,274,837
                                       -------------------------------------------------------------

   Other interest-earning securities:
       FHLB daily investment                 $ 33,201       $ 33,201      $ 22,423         $ 22,423
                                       -------------------------------------------------------------
   Total marketable securities and
      interest bearing investments        $ 1,304,208    $ 1,296,585   $ 1,284,119      $ 1,297,260
                                       =============================================================

      Loans Loans Receivable, excluding the reduction for the Allowance for Loan Losses, totaled $1,273.3 million and $1,060.7 million at June 30, 1999, and December 31, 1998. The increase of $212.6 million, or 20.0%, for the six months ended June 30, 1999, reflects growth in commercial loans of $95.0 million, a $75.5 million increase in automobile, consumer and other loans, and first mortgage loan increases amounting to $42.1 million

      Loan charge-offs, net of recoveries, totaled $412,000 for the six month period ended June 30, 1999, and $1,141,000 for the twelve month period ended December 31, 1998. Based on management's continuing review of the loan portfolio the Registrant recorded provisions for loan losses of $1,590,000 for the six months ending June 30, 1999, and $2,540,000 for the twelve month period ending December 31, 1998.

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

      Using these new policy guidelines, non accrual loans were $1,512,000 and $7,651,000 at June 30, 1999, and December 31, 1998, respectively. In addition, loans 90 days past due, but still accruing were $5,331,000 at June 30, 1999 and $0 at December 31, 1998, respectively. The combined total of non accrual loans and loans 90 days past due, but still accruing interest as a percentage of total loans receivable (including Loans held for sale, net), before deducting the Allowance for Loan Loss, equalled .54% and .71% at June 30, 1999, and December 31, 1998, respectively.

      The Registrant conducts a third party loan review to identify those loans which are considered performing and current with respect to payments of principal and interest but display an above normal risk of becoming non performing or requiring restructuring in the future. This review is conducted on a quarterly basis.

      The allowance for loan losses totaled $10,266,000 and $9,088,000 at June 30, 1999 and December 31, 1998, respectively. Stated as a percentage of total loans receivable (including Loans held for sale, net), the allowance for loan losses amounted to .81% and .85% at June 30, 1999 and December 31, 1998, respectively.

      Table 4 on the following page depicts the trend of charge-offs, recoveries, and provisions to the allowance for loan losses for the six months ended June 30, 1999, and the year ended December 31, 1998, respectively. In addition, Table 5 on the following page highlights the allowance for loan losses as a percent of non accrual loans, loans 90 days past due, but still accruing and specifically designated problem loans for the six months ended June 30, 1999, and the year ended December 31, 1998, respectively.


Table 4 Analysis of Allowance for Loan Losses (all figures in 000's)
                                                              As of or for the                   As of or for the
Allowance for Loan Loss                                       six months ended                  twelve months ended
  (All Figures in 000's)                                       June 30, 1999                     December 31, 1998
-------------------------------------------             -----------------------------      ------------------------------
Balance at beginning of the period                                           $ 9,088                             $ 8,192
Provision for loan losses                                                      1,590                               2,540
Provision component related to unfunded
  commitments                                                                      -                                (503)

Charge Offs:
  Commercial                                                                     (50)                               (591)
  One-to-four family                                                            (349)                               (173)
  Other mortgage loans                                                             -                                 (83)
  Consumer loans                                                                (115)                               (344)
                                                        -----------------------------      ------------------------------
   Total Charge Offs                                                            (514)                             (1,191)
                                                        -----------------------------      ------------------------------
Recoveries:
  Commercial                                                                      55                                   -
  One-to-four family                                                               5                                   -
  Other mortgage loans                                                             -                                   2
  Consumer loans                                                                  42                                  48
                                                        -----------------------------      ------------------------------
   Total Recoveries                                                              102                                  50
                                                        -----------------------------      ------------------------------
Net Charge Offs                                                                 (412)                             (1,141)
                                                        -----------------------------      ------------------------------

Balance at end of period                                                    $ 10,266                             $ 9,088
                                                        =============================      ==============================
Net Charge Offs to Average Loans Outstanding (1)                               0.07%                               0.12%
                                                        =============================      ==============================

(1) Year to date ratio is annualized



Table 5-- Allowance for Loan Losses Coverage Ratios (all dollar figures in 000's)
                                                                 As of or for the            As of or for the
                                                                 six months ended          twelve months ended
                                                                   June 30, 1999            December 31, 1998
                                                               ----------------------    -------------------------
Allowance at the end of period                                              $ 10,266                      $ 9,088

Non accrual loans                                                            $ 1,512                      $ 7,651

90 Days past due, but still accruing                                         $ 5,331                          $ -

Problem loans                                                               $ 16,052                      $ 9,800

   Allowance/non accrual loans                                               678.97%                      118.78%
                                                               ----------------------    -------------------------

   Allowance/90 days past due, but still accruing                            192.57%                        0.00%
                                                               ----------------------    -------------------------

   Allowance/non accrual loans and 90 days past due,
     but still accruing                                                      150.02%                      118.78%
                                                               ----------------------    -------------------------

   Allowance/problem loans                                                    63.95%                       92.73%
                                                               ----------------------    -------------------------

      Asset Quality Virtually all of HFI's credit risk lies with the Bank, which holds all of HFI's loan assets. As part of its conversion from a thrift institution, the Bank created a Business Banking Group to offer commercial financial products and services to businesses in the Bank's primary market area. This expansion beyond traditional thrift lending such as residential mortgage lending and real estate secured consumer lending has had the effect of increasing the Bank's credit risk exposure. To accommodate this credit risk exposure, management has hired skilled and experienced commercial lending professionals to manage its Business Banking Group. In addition, the Bank has adopted commercial bank underwriting, credit management and loan loss provisioning techniques under the direction of a senior level executive Chief Operating Officer.

      As part of its credit risk management activities, the Bank follows a policy of continuous credit loss monitoring, including assessment of the adequacy of the allowance for loan losses. The assessment of the adequacy of the allowance for loan losses is based on internal and external factors. The external factors include the general economic condition of the Bank's market area and those factors described in regulatory guidelines. The internal factors include the current composition of the portfolio, portfolio growth trends, concentrations of credit risk, and the current emphasis on commercial lending.

      Quarterly, the commercial loan portfolio is analyzed on an individual loan basis and a specific reserve is developed for each known loss, using a risk rating system. This review identified $1,343,000 in impaired loans for the six month period ending June 30, 1999. The June 30, 1999, allowance for loan losses has an allocation equal to 15% of the impaired commercial loan balances which are internally designated as substandard ($1,245,000) and 100% of the internally designated doubtful balances ($98,000). The December 31, 1998, allowance for loan losses has an allocation equal to 15% of the $2,538,000 in impaired loan balances which were classified as substandard. In addition, the Bank assigns a reserve for existing losses on commercial loans that are not specifically reviewed. This reserve is determined using factors such as charge-off history, portfolio delinquencies and current economic conditions. The mortgage and consumer portfolios are also analyzed in pools of similar loans with similar risk characteristics. The reserve factor applied to each pool is based on actual charge-off history, adjusted for other factors such as credit concentrations and delinquency trends.

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

      Other Borrowings During the six month period ended June 30, 1999, the Registrant maintained wholesale leveraging activities to deploy its excess capital. This strategy relies on using external sources of funds to invest in interest earning assets at a positive spread between the yield on interest earning asset and the cost of the supporting borrowing.

      Other borrowings totaled $1,138.0 million and $1,069.3 million at June 30, 1999, and December 31, 1998, respectively. Borrowings from non-deposit funding sources increased $68.7 million, or 6.4%, during the six months ended June 30, 1999. Federal Home Loan Bank advances increased by $78.4 million or 10.5%, while repurchase agreements decreased by $9.7 million or 3.0% for the six month period ending June 30, 1999.

      As of June 30, 1999, the Registrant had maximum available FHLB lines of credit totalling $977.9 million versus $943.5 million in available FHLB credit at December 31, 1998. This increase of 3.6% or $34.4 million is based on increases in the amount of securities that qualify as security for FHLB advances. HFI had borrowings totaling $825.0 million and $746.6 million outstanding to the FHLB as of June 30, 1999, and December 31, 1998, respectively.

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

      The Registrant exceeded all regulatory standards for liquidity at June 30, 1999 and December 31, 1998.

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

      The second stage is termed the ("Inventory Phase") and covers the time period from October 1997 to December 1997. During this phase, the Registrant reviewed all existing hardware, software and embedded technology to determine their Year 2000 Compliance profile. In December 1997, the Registrant created a pamphlet that identified the existence of Year 2000 Compliance issues and provided a high level review of the Registrant's efforts to ensure compliance. This pamphlet is available in branch locations and the information is provided on our web site. In addition, the Registrant developed a data base to track external vendors' responses to the Registrant's questionnaire to determine the external vendors state of Year 2000 Compliance. The results from the internal review and the questionnaire surveys were used as inputs to the "Analysis Phase".

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

      The subsequent fourth stage dubbed ("Testing/Renovation") phase of the Y2K Project started in March 1998 and was completed by June 30, 1999. During this phase, the Registrant's goal was to test all mission critical systems, provide the results of those tests to the Registrant's Internal Audit Department for review/analysis and correct non compliant mission critical systems. At this time, all mission critical systems have been renovated.

      In addition, the Registrant has tested other stand alone PC software programs. The Registrant has dedicated a separate PC, printer and accessory environment to conduct tests in a controlled manner with the PC's internal clock set to five specific, internally designated, Year 2000 dates. The testing procedure was approved by the Registrant's Internal Audit Department and the results of the tests were provided to the Registrant's Internal Audit Department for review and analysis. At this point, the results of internal testing and the identification and ensuing risk assessment of external vendors and significant customers have been combined into an overall risk assessment for the Registrant's Year 2000 Compliance profile. The ensuing profile is the basis for a business resumption contingency plan to address any unexpected Year 2000 events. The contingency planning process includes four major steps: defining the planning strategy; performing the business analysis; developing the plan; validating the plan. The first two steps were completed by March 31, 1999, and the final two steps were completed by June 30, 1999. Estimated costs to complete the Year 2000 Compliance Effort are listed in the following table.

                                                              Dollar
      Tasks                                                   Amount
      -----                                                   ------
      Loan support PCs                                     $  39,000
      Mortgage origination PCs                                12,000
      Software upgrades                                       20,000
      Operations Ctr. alternative power supply                50,000
      Internal resources
       (Testing and planning)                                 53,000
                                                        ---------------
         Total Costs                                       $ 174,000
                                                        ===============


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

      Mortgage Banking Operations During the six months ended June 30, 1999, HFI restructured its mortgage banking operations, resulting in a net charge to earnings of approximately $.6 million during this time period. On April 30, 1999, HFI consummated the sale of certain mortgage banking assets.

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

                                    HARRIS FINANCIAL, INC.
                                    (Registrant)


                           By       /s/ Charles C. Pearson, Jr.
                                    ---------------------------
                                    Charles C. Pearson, Jr., President
                                    and Chief Executive Officer


                           By       /s/ James L. Durrell
                                    --------------------
                                    James L. Durrell, Executive Vice President
                                    and Chief Financial Officer


Dated: August 6, 1999

                                  EXHIBIT INDEX


Exhibit Number
--------------


Exhibit 27              Financial Data Schedule