Form 10-Q
period 1999-09-30
HARRIS FINANCIAL INC
filed 1999-11-10
CIK 1034650

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly period ended September 30, 1999

                                      or

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from ______________________ to_______________________

Commission File Number: 0-22399

                            HARRIS FINANCIAL, INC.
                            ----------------------
            (Exact name of registrant as specified in its charter)

              PENNSYLVANIA                             23-2889833
              ------------                             ----------
     (State or other jurisdiction of                 (IRS Employer
      incorporation or organization)               Identification No.)

235 North Second Street, P.O. Box 1711, Harrisburg, Pennsylvania         17105
-----------------------------------------------------------------        -----
            (Address of principal executive offices)                  (Zip Code)

                                 717-236-4041
                                 ------------
             (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No ___

     Indicate the number of shares outstanding of each of the Bank's classes of common stock, as of the latest practicable date 34,015,875 shares of stock, par
                                                -------------------------------
value of $.01 per share, outstanding at October 19, 1999.
---------------------------------------------------------

Part I.  Financial Information.

Part 1, Item 1    Financial Statements.

              (Balance of this page is left intentionally blank.)

                   HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                Consolidated Statements of Financial Condition
                                (in thousands)
                                  (Unaudited)


                                                                   September 30,           December 31,
                                                                        1999                   1998
                                                                  --------------          ---------------
Assets
------
Cash and cash equivalents                                         $      56,834          $        56,741
Marketable securities available-for-sale (Note 2)                     1,249,016                1,274,837
Loans receivable, net                                                 1,248,836                1,051,642
Loans held for sale, net                                                  1,296                   14,418
Loan servicing rights                                                     7,854                   10,996
Investments in real estate and other joint ventures                       6,156                    7,262
Premises and equipment, net of accumulated
   depreciation of $14,943 and $17,230                                   23,856                   21,614
Accrued interest receivable                                              16,835                   15,523
Income taxes receivable                                                       -                      635
Intangible assets                                                        18,340                   16,909
Deferred tax asset                                                        9,104                        -
Other assets                                                              4,038                   26,892
                                                                  -------------          ---------------
   Total assets                                                   $   2,642,165          $     2,497,469
                                                                  =============          ===============

Liabilities and Stockholders' Equity
------------------------------------
Deposits                                                          $   1,296,151          $     1,205,379
Escrow                                                                    2,084                    7,906
Accrued interest payable                                                 13,681                    6,965
Postretirement benefit obligation                                         2,913                    2,452
Other borrowings (Note 3)                                             1,136,000                1,069,254
Deferred tax liability                                                        -                    5,472
Income taxes payable                                                      2,092                        -
Other liabilities                                                        11,185                   10,071
                                                                  -------------          ---------------
   Total liabilities                                              $   2,464,106          $     2,307,499
                                                                  -------------          ---------------

Common stock, $ .01 par value, authorized 100,000,000 shares,
34,015,875 shares issued and 33,566,575 outstanding
at September 30, 1999, 33,993,500 shares issued
and 33,584,200 shares outstanding at December 31, 1998            $         340          $           340
Paid in capital                                                          30,237                   29,960
Retained earnings                                                       170,753                  158,386
Other comprehensive income                                              (16,096)                   8,106
Employee stock ownership plan                                              (321)                    (396)
Recognition and retention plans                                            (456)                    (456)
Treasury stock 449,300 shares (Note 9)                                   (6,398)                  (5,970)
                                                                  -------------          ---------------
    Total stockholders' equity                                          178,059                  189,970
                                                                  -------------          ---------------
    Total liabilities and stockholders' equity                    $   2,642,165          $     2,497,469
                                                                  =============          ===============

See accompanying notes to consolidated financial statements.

                    HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                       Consolidated Statement of Income
                   (in thousands, except for per share data)
                                  (Unaudited)

                                                      Nine Months Ended September 30,     Three Months Ended September 30,
                                                     --------------------------------    ---------------------------------
Interest Income:                                         1999               1998              1999              1998
                                                     -------------    ---------------    --------------    ---------------
  Loans receivable:
      First mortgage loans                           $      35,385    $        36,165    $       11,660    $        11,780
      Commercial                                            15,573              7,966             6,127              3,163
      Consumer and other loans                              19,343             14,867             7,284              5,099
  Taxable investments                                       22,093             22,942             6,878              8,363
  Taxfree investments                                        4,454              4,588             1,310              1,526
  Dividends                                                  6,093              6,839             1,819              2,288
  Mortgage backed securities                                26,108             28,488             9,894              9,170
  Money market securities                                       76                 56                17                 13
                                                     -------------    ---------------    --------------    ---------------
       Total interest income                               129,125            121,911            44,989             41,402
                                                     -------------    ---------------    --------------    ---------------
Interest Expense:
  Deposits                                                  38,507             37,926            13,481             12,324
  Borrowed funds (Note 3)                                   44,652             41,573            15,916             14,859
  Escrow                                                        76                 72                24                 37
                                                     -------------    ---------------    --------------    ---------------
    Total interest expense                                  83,235             79,571            29,421             27,220
                                                     -------------    ---------------    --------------    ---------------
    Net interest income                                     45,890             42,340            15,568             14,182
Provision for loan losses                                    2,385              1,970               795                570
                                                     -------------    ---------------    --------------    ---------------
    Net int. inc. after provision for loan losses           43,505             40,370            14,773             13,612
                                                     -------------    ---------------    --------------    ---------------
Noninterest Income:
  Service charges on deposits                                4,272              3,055             1,532              1,082
  Other svc. charges/commissions/fees                        1,026                563               338                221
  Net servicing income                                         430                195               310                 15
  Gain/(loss) on sale of securities, net (Note 2)              963              4,276              (402)             1,306
  Gain on sale of loans, net                                 2,517              3,549               603              1,481
  Other                                                        801                540                96                 93
                                                     -------------    ---------------    --------------    ---------------
    Total noninterest income                                10,009             12,178             2,477              4,198
                                                     -------------    ---------------    --------------    ---------------
Noninterest Expense:
  Salaries and benefits                                     16,565             16,531             5,644              5,835
  Equipment expense                                          2,992              2,331               992                838
  Occupancy expense                                          2,369              2,201               810                758
  Advertising and public relations                           1,337              1,484               469                407
  FDIC insurance                                               525                532               179                175
  Director fees                                                222                234                43                 79
  Income from real estate operations                          (498)              (498)             (151)              (130)
  Amortization of intangibles                                1,920              1,860               720                627
  Consulting and other fees                                  1,777              1,163               757                412
  Supplies, telephone and postage                            2,620              2,078               876                775
  Other                                                      4,660              3,162             1,225              1,080
                                                     -------------    ---------------    --------------    ---------------
     Total noninterest expense                              34,489             31,078            11,564             10,856
                                                     -------------    ---------------    --------------    ---------------
  Income before income taxes                                19,025             21,470             5,686              6,954
  Income tax expense                                         5,225              6,332             1,556              2,040
                                                     -------------    ---------------    --------------    ---------------
      Net Income                                     $      13,800    $        15,138    $        4,130    $         4,914
                                                     =============    ===============    ==============    ===============
  Basic earnings per share (Note 6)                  $        0.41    $          0.45    $         0.12    $          0.14
                                                     =============    ===============    ==============    ===============
  Diluted earnings per share (Note 6)                $        0.41    $          0.44    $         0.12    $          0.14
                                                     =============    ===============    ==============    ===============

See accompanying notes to consolidated financial statements.

                    HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                Consolidated Statements of Shareholders' Equity
                                (in thousands)
                                  (Unaudited)

                                                                                      Other           Employee     Recognition
                                                                                     Compre-            Stock          And
                                            Common      Paid in       Retained       hensive          Ownership     Retention
                                            Stock       Capital       Earnings     Income/(Loss)         Plan          Plan
                                        -------------------------------------------------------------------------------------------
Balance at January 1, 1998              $      338    $   28,016     $ 141,043     $     10,732     $      (529)    $     (566)
Net income                                                              15,138
Dividends paid at $.055 per share                                       (1,441)
Exercised stock options                          2           727
Unrealized losses on securities (1)                                                      (1,543)

Comprehensive income/(loss)

ESOP stock committed for release                                                                            108
Earned portion of RRP plan                                                                                                  85
Excess of fair value above cost of
   ESOP stock committed for release                          559
Excess of fair value above cost of
   earned portion of RRP stock                               258
Treasury stock purchased - 60,300 shares
                                        -------------------------------------------------------------------------------------------
Balance at September 30, 1998           $      340    $   29,560     $ 154,740     $      9,189     $      (421)    $     (481)
                                        ===========================================================================================

Balance at January 1, 1999                     340        29,960       158,386            8,106            (396)          (456)
Net income                                                              13,800
Dividends paid at $.06 per share                                        (1,433)
Exercised stock options                                       83
Unrealized losses on securities (1)                                                     (24,202)

Comprehensive income/(loss)

ESOP stock committed for release                                                                             75
Excess of fair value above cost of
   ESOP stock committed for release                          194
Treasury stock purchased - 40,000 shares
                                        -------------------------------------------------------------------------------------------
Balance at September 30, 1999           $      340    $   30,237     $ 170,753     $    (16,096)    $      (321)    $     (456)
                                        ===========================================================================================

                                                                      Compre-
                                         Treasury                     hensive
                                           Stock          Total       Income
                                        --------------------------------------
Balance at January 1, 1998              $        -    $  179,034
Net income                                                15,138    $   15,138
Dividends paid at $.055 per share                         (1,441)
Exercised stock options                                      729
Unrealized losses on securities (1)                       (1,543)       (1,543)
                                                                    ----------
Comprehensive income/(loss)                                         $   13,595
                                                                    ==========

ESOP stock committed for release                             108
Earned portion of RRP plan                                    85
Excess of fair value above cost of
   ESOP stock committed for release                          559
Excess of fair value above cost of
   earned portion of RRP stock                               258
Treasury stock purchased - 60,300 shares    (1,003)       (1,003)
                                        ------------------------
Balance at September 30, 1998           $   (1,003)   $  191,924
                                        ========================

Balance at January 1, 1999                  (5,970)      189,970
Net income                                                13,800    $   13,800
Dividends paid at $.06 per share                          (1,433)
Exercised stock options                                       83
Unrealized losses on securities (1)                      (24,202)      (24,202)
                                                                    ----------
Comprehensive income/(loss)                                         $  (10,402)
                                                                    ==========
ESOP stock committed for release                              75
Excess of fair value above cost of
   ESOP stock committed for release                          194
Treasury stock purchased - 40,000 shares      (428)         (428)
                                        ------------------------
Balance at September 30, 1999           $   (6,398)   $  178,059
                                        ========================

(1) Net of reclassification adjustment and net of tax effect of ($15,576) and ($1,077) for 1999 and 1998, respectively.
See accompanying notes to consolidated financial statements.

                    HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                (in thousands)
                                  (Unaudited)

                                                                              Nine Months Ended September 30,
                                                                           --------------------------------------
                                                                                 1999                  1998
                                                                           ---------------        ---------------
Cash flows from operating activities:
  Net Income                                                               $        13,800        $        15,138
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                        2,385                  1,970
    Net depreciation, amortization, and accretion                                    3,626                  5,530
    Decrease (increase) in loans held for sale                                      14,445                 (5,741)
    Net gain on sales of interest earning assets                                    (3,480)                (7,825)
    Gain on sale of foreclosed real estate                                            (174)                    (5)
    Equity losses/(income) from joint ventures                                           8                   (110)
    Increase in accrued interest receivable                                         (1,312)                (3,257)
    Increase in accrued interest payable                                             6,716                  9,140
    Amortization and write-off of intangibles                                        1,920                  1,860
    Earned ESOP shares                                                                 269                    667
    Earned RRP shares                                                                    -                    343
    Provision for deferred income taxes                                                404                 (1,786)
    Decrease in income taxes receivable                                              2,727                  8,910
    Other, net                                                                      24,830                  1,181
                                                                           ---------------        ---------------
  Net cash provided by operating activities                                         66,164                 26,015
                                                                           ---------------        ---------------

Cash flows from investing activities:
  Proceeds from maturities and principal reductions of marketable securities:
       Held-to-maturity                                                                  -                  1,032
       Available-for-sale                                                          178,359                298,116
    Proceeds from sales of marketable securities; available for sale               328,250                444,207
    Purchase of marketable securities; available for sale                         (516,140)              (846,570)
    Loans sold                                                                     168,082                 95,594
    Net increase in loan originations less principal payments on loans            (370,208)              (187,319)
    Loan servicing rights sold                                                       2,119                      -
    Acquisition of loan servicing rights                                              (847)                (2,101)
    Investments in real estate held for investment and other joint ventures           (197)                  (169)
    Proceeds from payments on real estate held for investment                          504                    235
    Purchases of premises and equipment, net                                        (4,420)                (3,183)
    Cash proceeds received from the sale of foreclosed real estate                   1,860                    905
    Branch purchase                                                                 33,921                      -
                                                                            ---------------        ---------------
      Net cash used in investing activities                                 $     (178,717)        $     (199,253)
                                                                            ---------------        ---------------

  See accompanying notes to the consolidated financial statements.

                                  (Continued)

                    HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                (in thousands)
                                  (Unaudited)
                                  (continued)

                                                                             Nine Months Ended September 30,
                                                                         --------------------------------------
                                                                             1999                     1998
                                                                         -------------           --------------
Cash flows from financing activities:
    Net increase (decrease) in deposits                                  $      53,499           $      (32,763)
    Net increase in other borrowings                                            66,746                  225,318
    Net decrease in escrow                                                      (5,822)                  (5,152)
    Payments to acquire treasury stock                                            (428)                  (1,003)
    Cash dividends                                                              (1,433)                  (1,441)
    Proceeds from the exercise of stock options                                     83                      729
                                                                         -------------           --------------

   Net cash provided by financing operations                                   112,645                  185,688
                                                                         -------------           --------------

   Net increase in cash and cash equivalents                                        92                   12,450

Cash and cash equivalents at beginning of period                                56,741                   24,466
                                                                         -------------           --------------

Cash and cash equivalents at end of period                               $      56,833           $       36,916
                                                                         =============           ==============

Supplemental disclosures:
Cash paid during the periods for:
    Interest on deposits, advances and other borrowings
        (includes interest credited to deposit accounts)                 $      76,600           $       66,305
   Income taxes                                                                  1,618                    3,106
Cash received during the periods for:
  Income tax refunds                                                     $           -           $        3,984
Non-cash investing activities:
  Transfer from loans to foreclosed real estate                          $         922           $        1,316

Branch acquisition:
  Fair value of assets acquired                                          $      33,921           $            -
  Deposit premium paid                                                           3,352                        -
  Fair value of liabilities assumed                                             37,273                        -

See accompanying notes to consolidated financial statements.

                    HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
         (All dollar amounts presented in the tables are in thousands)
                                  (Unaudited)

(1) Accounting Policies
    -------------------

The Consolidated Financial Statements include the accounts of Harris Financial, Inc. (the "Registrant" or "HFI") and its wholly-owned subsidiary Harris Savings Bank (the "Bank"). In turn, the Bank holds the following subsidiaries: AVSTAR Mortgage Corporation, Harris Delaware Corporation, H. S. Service Corporation, First Harrisburg Service Corporation and C.B.L. Service Corporation. All intercompany balances have been eliminated in consolidation.

The accompanying interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of interim periods have been made. Operating results for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999 or any other interim period.

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

Marketable Securities consist of the following as of the date indicated:

                                                     September 30,     December 31,
                                                         1999              1998
                                                     --------------    --------------
Available-for-sale, at amortized cost                $   1,275,653     $   1,261,696
Available-for-sale, net unrealized gain/(loss)             (26,637)           13,141
                                                     --------------    --------------
Available-for-sale, at fair value                        1,249,016         1,274,837
                                                     --------------    --------------
     Total marketable securities                     $   1,249,016     $   1,274,837
                                                     ==============    ==============

                    HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
         (All dollar amounts presented in the tables are in thousands)
                                  (Unaudited)

(3) Other Borrowings
    ----------------

The following table presents the composition of the Registrant's other borrowings as of the dates indicated.

                                           September 30,          December 31,
                                               1999                  1998
                                         ------------------    ------------------
                                         $                     $
 FHLB advances                                  823,000               746,581
 Repurchase agreements                          313,000               322,673
                                         ------------------    ------------------
   Total other borrowings                $    1,136,000        $    1,069,254
                                         =================     ==================

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

                    HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

(5) Commitments to Extend Credit
    ----------------------------

In the ordinary course of business, the Registrant makes commitments to extend letters of credit to its customers. At September 30, 1999 and December 31, 1998, standby letters of credit issued and outstanding amounted to $11,472,000 and $4,703,000 respectively. These letters of credit are not reflected in the accompanying financial statements. Management does not anticipate any significant losses as a result of these transactions.

At September 30, 1999, the Registrant has $149,572,000 in unused line of credit commitments extended to its customers, $39,206,000 of undistributed funds on construction loans and $60,438,000 of loan origination commitments.

(6) Earnings per share
    ------------------

The following table shows the allocation of earnings per share to basic earnings per share and diluted earnings per share.

                                                                                                  Per Share
For the nine months ended September 30, 1999                      Income            Shares         Amount
                                                             ------------------------------------------------
Basic earnings per share
  Income available to common shareholders                         $ 13,800,000       33,600,827      $  0.41
                                                             ------------------------------------------------
  Options held by management and directors                                               82,906
                                                             ------------------------------------------------
Diluted earnings per share
  Income available to common shareholders
  plus assumed conversions                                        $ 13,800,000       33,683,733      $  0.41
                                                             ================================================

For the nine months ended September 30, 1998
Basic earnings per share
  Income available to common shareholders                         $ 15,138,000       33,945,961      $  0.45
                                                             ------------------------------------------------
  Options held by management and directors                                              300,360
                                                             ------------------------------------------------
Diluted earnings per share
  Income available to common shareholders
  plus assumed conversions                                        $ 15,138,000       34,246,321      $  0.44
                                                             ================================================

                    HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                  (unaudited)

(6) Earnings per share (continued)
    ------------------------------

                                                                                                     Per Share
For the three months ended September 30, 1999                          Income            Shares        Amount
                                                               ------------------------------------------------
Basic earnings per share
  Income available to common shareholders                           $  4,130,000       33,605,871      $  0.12
                                                               ------------------------------------------------
  Options held by management and directors                                                 75,495
                                                               ------------------------------------------------
Diluted earnings per share
  Income available to common shareholders
  plus assumed conversions                                          $  4,130,000       33,681,366      $  0.12
                                                               ================================================

For the three months ended September 30, 1998
Basic earnings per share
  Income available to common shareholders                           $  4,914,000       33,977,091      $  0.14
                                                               ------------------------------------------------
  Options held by management and directors                                                286,782
                                                               ------------------------------------------------
Diluted earnings per share
  Income available to common shareholders
  plus assumed conversions                                          $  4,914,000       34,263,873      $  0.14
                                                               ================================================

(7) Loan Servicing
    --------------

During the quarter ended March 31, 1999, the Registrant sold the rights to service loans totaling $79.4 million. Concurrent with this sale, the Registrant also sold an interest rate floor that was purchased in 1998 to hedge against the deterioration in the carrying value of the servicing rights related to these loans. The floor was recorded at its fair market value on the balance sheet at December 31, 1998, with an offsetting entry to the value of the mortgage servicing rights. In addition, the Registrant paid a premium to enter into the floor contract. As a result of the sale of the mortgage servicing rights and the floor, and the write-off of unamortized premium, the Registrant recognized a net loss of $194,000.

During the quarter ended September 30, 1999, the Registrant sold the rights to service loans totaling $136.4 million. Net proceeds from the sale approximated the carrying value of the rights. Accordingly, neither a gain or loss was recognized.

                    HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
         (All dollar amounts presented in the tables are in thousands)
                                  (unaudited)

(8) Dividend Waivers by the Mutual Holding Company
    ----------------------------------------------

Harris Financial, MHC, (the "Mutual Company"), a Pennsylvania mutual holding company that owns approximately 75% of the outstanding shares of the Registrant's common stock, has generally waived the receipt of dividends declared by the Bank, or, subsequent to its formation in the two-tier reorganization, dividends paid by the Registrant. The Mutual Company has not been required to obtain approval of the Federal Reserve Board (the "FRB") prior to any such waiver, and through the date hereof has not sought or received FRB approval of any such waiver. In connection with the FRB and Federal Deposit Insurance Corporation (the "FDIC") approvals of the Bank's acquisition of First Harrisburg Bancor, Inc. and its wholly owned subsidiary, First Federal Savings and Loan Association of Harrisburg ("First Federal"), the Bank and the Mutual Company made several commitments to the FDIC and the FRB regarding the waiver of dividends by the Mutual Company. These commitments include the following: (1) Any dividends waived by the Mutual Company shall be taken into account in any valuation of the Bank and the Mutual Company, and factored into the calculation used in establishing a fair and reasonable basis for exchanging Bank shares for holding company shares in any subsequent conversion of the Mutual Company to stock form; (2) Dividends waived by the Mutual Company shall not be available for payment to or the value thereof transferred to stockholders other than the Mutual Company ("Minority Stockholders") by any means including through dividend payments or at liquidation; (3) Beginning five years after April 19, 1996, the date of consummation of the Bank's acquisition of First Federal, the Mutual Company will make prior application to and shall receive the approval of the FRB prior to waiving any dividends declared on the capital stock of the Bank, and the FRB shall have the authority to approve or deny any dividend waiver request in its discretion, and after such date such application may be made on an annual basis with respect to any year in which the Mutual Company intends to waive dividends paid by the Bank; (4) After April 19, 1996, the date of consummation of the Bank's acquisition of First Federal, the amount of waived dividends that are identified as belonging to the Mutual Company shall not be available for payment to, or the value transferred to, Minority Stockholders, either through dividend payments, upon the conversion of the Mutual Company to stock form, upon the redemption of shares of the Bank, upon the Bank's issuance of additional shares, at liquidation, or by any other means; (5) The Mutual Company shall notify the FRB of all such transactions and will make available to the FRB such information as the FRB determines to be appropriate; (6) The Bank will take into account when setting its dividend rate the declaration rate in relation to net income and the rate's effect on the Bank's ability to issue capital; (7) The dividend rate will be reasonable and sustainable upon a full conversion to stock form of the Mutual Company; (8) In the event that the FRB adopts regulations regarding dividend waivers by mutual holding companies, the Mutual Company will comply with the applicable requirements of such regulations. After the completion of the two-tier reorganization, the commitments became applicable to dividends paid by the Registrant that are waived by the Mutual Company. If the Mutual Company decides that it is in its best interest to waive the right to receive a particular dividend to be paid by the Registrant, and, if necessary, the FRB approves such waiver, then the Registrant pays such dividend only to Minority Stockholders, and the amount of the dividend waived by the Mutual Company is treated in the manner described above. The Mutual Company's decision as to whether or not to waive a particular dividend depends on a number of factors, including the Mutual Company's capital needs, the investment alternatives available to the Mutual Company as compared to those available to the Registrant, and the receipt of required regulatory approvals.

There can be no assurance that (a) the Mutual Company will waive dividends paid by the Registrant, (b) the FRB will approve any dividend waivers by the Mutual Company after April 2001, or (c) the terms that may be imposed by the FRB on any dividend waiver will be favorable to Minority Stockholders. As of the date hereof, the Mutual Company has waived the right to receive all dividends paid by the Bank and the Registrant. As of April 19, 1996, the Mutual Company had waived $9.1 million of dividends declared by the Bank, and through September 30, 1999, had waived a total of $26.9 million of dividends paid by the Bank and the Registrant.

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

In 1998, the Registrant purchased 409,300 shares with a market value of $5,970,000. During the nine months ended September 30, 1999, the Registrant purchased 40,000 shares with a market value of $428,125. The shares will be used for several stock ownership and stock option plans. On April 20, 1999, the shareholders ratified and approved the 1999 Stock Option Plan (For Employees) and the 1999 Stock Option Plan for Outside Directors. These option plans authorize a maximum of 1,125,000 shares in aggregate for awards in the form of stock options.

(10) Financial Instruments and Risk Management
     -----------------------------------------

As of September 30, 1999, HFI has entered into three total return swaps. The swaps are intended to hedge market value fluctuations in HFI's retail construction loan portfolio that are caused by changes in market levels of interest rates. The swaps have contract durations of 6 to 8 months and consist of two components:

(a) HFI exchanges fixed rate interest payments on a designated mortgage backed security (MBS) pool for a floating rate interest payment indexed to the London Interbank Offered Rate (LIBOR) minus 42 basis points. The settlement is made on a monthly basis between HFI and the counter party.
(b) A lump sum payment which reflects the change in market value of the designated MBS pool from the inception of the swap contract to the end of the swap contract. This payment is made at the final date of the contract between HFI and the counter party. HFI receives a payment if the market value of the underlying MBS pool declines. Conversely, HFI must pay the counter party if the value of the MBS pool increases.

The total return swaps are designed to hedge against the decline in the market value of a specifically identified pool of fixed rate construction loans that are to be sold upon their conversion to long term mortgage loans. HFI has determined that there is a high degree of correlation between the changes in the market value of the underlying MBS pool and the fair market value of the hedged loans. Accordingly, HFI has recorded the change in market value of the contract on the balance sheet, with an offsetting entry to the carrying value of the hedged loans. Management has calculated the market value of the contract by determining the change in the fair market value of the underlying MBS pool. Management believes this amount is approximately equal to the fair market value of the contract. The ultimate gain or loss incurred by HFI as a result of the changes in the market value of the contract will be recognized upon the sale of the construction loans. HFI has recorded the impact of the interest rate swap portion of the contract using synthetic instrument accounting. Under this method, gains or losses related to the interest rate swap are accrued as they occur. The notional amount of the contracts and the fair value of the MBS pools as of September 30, 1999, are shown in the following table:

   Swap                                Notional       Market Value        Market Value        Gain/
   Date            Category             Amount        as of 9/30/99     as of Swap Date      (loss)
------------  -------------------   ---------------  ----------------   -----------------  -----------
   6/4/99       6.5% FNMA Pool       $   5,000,000    $    4,784,400     $     4,846,875    $  62,475
  7/26/99       7.0% FNMA Pool           5,000,000         4,904,700           4,891,405      (13,295)
  8/19/99       7.0% FNMA Pool           7,500,000         7,357,050           7,350,000       (7,050)
                                    ---------------  ----------------   -----------------  -----------
  Total                              $  17,500,000    $   17,046,150     $    17,088,280    $  42,130
                                    ===============  ================   =================  ===========

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

(a) Results of Operations

Net Income or Loss The net income for the nine month period ended September 30, 1999 was $13,800,000, representing a decrease of $1,338,000 or 8.8% from the $15,138,000 net income figure reported during the comparable nine month period ending September 30, 1998. For the three month period ending September 30, 1999, net income was $4,130,000 which was $784,000 or 16.0% lower than the net income figure of $4,914,000 for the comparable period in 1998.

Net Interest Income HFI's principle source of revenue is net interest income, which represents the difference between interest income generated by earning assets and the interest expense of deposits and external sources of funds. Furthermore, net interest income is significantly dependent on the volume and composition of earning assets and interest-earning liabilities as well as the yield/cost of interest-earning assets/liabilities.

Net interest income, on a tax equivalent basis, totaled $48,288,000 for the nine months ended September 30, 1999, which represents an increase of $3,477,000, or 7.8%, from the $44,811,000 of net interest income recorded in the nine months ended September 30, 1998. This increase reflected a favorable volume variance of $5,072,000 due to a $243.9 million increase in total average earning assets to $2.478 billion during the year to date period ended September 30, 1999 as compared to $2.234 billion recorded during the same period ending September 30, 1998. Also reflected in this volume variance was a $256.4 million increase in average interest-bearing liabilities. At the same time, general market interest rate trends created an unfavorable rate variance of $1,595,000 for the nine months ended September 30, 1999. The interaction of positive volume variances and negative rate variances generated the net positive change of $3,477,000 mentioned above.

Net interest income, on a tax equivalent basis, totaled $16,273,000 for the three months ended September 30, 1999. This represents an increase of $1,269,000 or 8.5% over the $15,004,000 reported for the comparable three month period ended September 30, 1998. This increase reflects a favorable volume variance of $1,791,000 that was partially offset by an unfavorable rate variance of $522,000. The volume variance reflects a $273.7 million increase in interest-earning assets to $2.575 billion during the three months ended September 30, 1999, from $2.301 billion in the three months ending September 30, 1998. Also reflected in this volume variance was a $291.8 million increase in average interest-bearing liabilities. While market rates displayed significant swings, the overall trend for the three month period ended September 30, 1999 was still lower than for the comparable three month period ended September 30, 1998.

For the nine months ended September 30, 1999, the yield on interest-earning assets was 7.08%. This figure is 34 basis points lower than the 7.42% yield reported for the nine month period ended September 30, 1998. At same time, the cost of funds decreased 34 basis points to 4.70% for the period ending September 30, 1999, versus 5.04% for the nine months ended September 30, 1998. As a result, the interest spread (the difference between the yield on assets minus the cost of funds) remained unchanged at 2.38% for the nine month period ending September 30, 1999, versus the comparable period ending September 30, 1998.

The market rate trends detailed in the preceding paragraph were also reflected in the three month periods ended September 30, 1999 and September 30, 1998. The yield on interest-earning assets declined 24 basis points from 7.34% for the three month period ended September 30, 1998, to 7.10% for the three month period ended September 30, 1999. At the same time, the cost of funds declined 24 basis points from 5.02% for the three month period ended September 30, 1998, to 4.78% for the three months ended September 30, 1999. As a result, the interest spread (the difference between the yield on assets minus the cost of funds) remained unchanged at 2.32% for the three month period ending September 30, 1999, versus the comparable period ending September 30, 1998.

HFI continues to rely on wholesale funding sources to support an investment leveraging strategy and uses external borrowings to supplement funding provided by savings and time deposits. During the nine month period ending September 30, 1999, total deposits (net of escrow deposits) increased $90.8 million or 7.5% while other borrowings increased by $66.7 million or 6.2%. The strategy relies on wholesale funding to support a redeployment of capital generated from ongoing operations (leveraging) into an interest-earning capacity, via the investment portfolio. The objective of this strategy is to increase interest income and boost the Registrant's return on equity. However, this strategy compresses the Registrant's net interest margins due to the higher cost of non-deposit funds as compared to core deposits. These factors are reflected in the net interest margin decline of 7 basis points to the 2.60% for the nine months ended September 30, 1999, versus 2.67% for the comparable period ended September 30, 1998. For the three month period ended September 30, 1999, the net interest margin was 2.53% or 8 basis points lower than the 2.61% net interest margin recorded for the three months ended September 30, 1998.

The following table summarizes the impact of the leveraging strategy on the return on average assets (ROAA) and net interest margin (NIM) for the three and nine month periods ended September 30, 1999, and September 30, 1998.

Comparison of Financial Performance with and without a Capital Leveraging Strategy
----------------------------------------------------------------------------------

                                                       With             Without          Difference in
Nine month period ended September 30, 1999          Leveraging        Leveraging          Basis Points
------------------------------------------          ----------        ----------         -------------
  Return on Average Assets                                0.72%            0.63%                     9
  Net Interest Margin                                     2.60%            3.37%                   (77)

Nine month period ended September 30, 1998
------------------------------------------
  Return on Average Assets                                0.87%            0.77%                    10
  Net Interest Margin                                     2.67%            3.46%                   (79)

Three month period ended September 30, 1999
-------------------------------------------
  Return on Average Assets                                0.62%            0.54%                     8
  Net Interest Margin                                     2.53%            3.19%                   (66)

Three month period ended September 30, 1998
-------------------------------------------
  Return on Average Assets                                0.82%            0.67%                    15
  Net Interest Margin                                     2.61%            3.37%                   (76)

Table 1 presents the Registrant's average asset and liability balances, interest rates, interest income, and interest expense for each of the nine month periods ended September 30, 1999 and September 30, 1998, as well as the quarters ended September 30, 1999 and September 30, 1998, respectively. Table 2 presents a rate-volume analysis of changes in net interest income for the nine month periods ended September 30, 1999 and September 30, 1998, as well as the quarters ended September 30, 1999 and September 30, 1998, respectively.

For information on qualitative and quantitative disclosures regarding market risk, refer to Management's Discussion and Analysis included in the 1998 Annual Report to Stockholders. There have been no significant changes, except as noted in note 10 of this report, in the Registrant's market risk profile or the Registrant's risk management procedures, in the current year.

TABLE 1 - Average Balance Sheets, Rate, and Interest Income and Expense Summary

                                                                   For the nine months ended,
                                        ----------------------------------------------------------------------------
                                                September 30, 1999                     September 30, 1998
                                        ----------------------------------------------------------------------------
                                         Average       (1) (2)       Average        Average    (1) (2)     Average
                                         Balance      Interest     Yield/Cost      Balance     Interest   Yield/Cost
                                        ------------------------------------    ------------------------------------
                                                                  (Dollar amounts in thousands)
Assets:
  Interest-bearing assets:
    Mortgage loans, net                 $   622,463   $  35,385       7.58%     $    572,775   $  36,165       8.42%
    Commercial loans                        273,001      15,573       7.61%          123,113       7,966       8.63%
    Direct consumer loans                   147,298       9,579       8.67%          143,240       8,947       8.33%
    Indirect consumer loans                 169,209       9,764       7.69%           99,792       5,920       7.91%
    Marketable securities - taxable       1,128,772      53,504       6.32%        1,148,568      56,833       6.60%
    Marketable securities - taxfree         110,469       6,852       8.27%          113,860       7,058       8.27%
    Other interest-earning assets            26,780         866       4.31%           32,703       1,493       6.09%
                                        -----------------------------------     ------------------------------------
  Total interest-earning assets           2,477,992     131,523       7.08%        2,234,051     124,382       7.42%
                                                      ---------------------                    ---------------------
  Noninterest-earning assets                 93,541                                   80,057
                                        -----------                             ------------
  Total assets                          $ 2,571,533                             $  2,314,108
                                        ===========                             ============

Liabilities and stockholders' equity:
  Interest-bearing iabilities:
    Savings deposits                    $   145,569   $   2,169       1.99%     $    149,931    $  2,573       2.29%
    Time deposits                           792,858      31,109       5.23%          723,361      30,032       5.54%
    NOW and money market deposits           308,275       5,229       2.26%          251,655       5,321       2.82%
    Escrow                                    5,867          76       1.73%           10,266          72       0.94%
    Borrowed funds                        1,107,388      44,652       5.38%          968,342      41,573       5.72%
                                        -----------------------------------     ------------------------------------
  Total interest-bearing liabilities    $ 2,359,957      83,235       4.70%     $  2,103,555      79,571       5.04%
                                                      ---------------------                    ---------------------
  Noninterest-bearing liabilities           23,023                                   25,504
                                        -----------                             ------------
  Total liabilities                       2,382,980                                2,129,059
  Stockholders' equity                      188,553                                  185,049
                                        -----------                             ------------
  Total liabilities and stockholder
    equity                              $ 2,571,533                             $  2,314,108
                                        ===========                             ============

Net interest income before
 before provision for loan loss                       $  48,288                                 $ 44,811
                                                      =========                                 ========
Interest rate spread (3)                                              2.38%                                    2.38%
                                                                      =====                                    =====
Net interest-earning assets             $    118,035                            $    130,496
                                        ============                            ============
Net interest margin (4)                                               2.60%                                    2.67%
                                                                      =====                                    =====
Ratio of interest-earning assets to
 interest-bearing liabilities                   1.05                                    1.06
                                        ============                            ============


(1) Includes income recognized on deferred loan fees of $1,385,000 and $2,001,000 for the comparable 1999 and 1998 periods, respectively.
(2)  Interest income and yields are shown on a tax equivalent basis.
(3) Represents the difference between the average yield on interest-earning assets and the average cost on interest-bearing liabilities.
(4) Represents the annualized net interest income before the provision for loan losses divided by average interest-earning assets.

TABLE 1 - Average Balance Sheets, Rate, and Interest Income and Expense Summary

                                                                     For the quarter ended,
                                        --------------------------------------------------------------------------------
                                                     September 30, 1999                     September 30, 1998
                                        --------------------------------------------------------------------------------
                                          Average      (1) (2)      Average        Average      (1) (2)      Average
                                          Balance      Interest   Yield/Cost       Balance      Interest   Yield/Cost
                                        ---------------------------------------  ---------------------------------------
                                                                  (Dollar amounts in thousands)
Assets:
  Interest-bearing assets:
    Mortgage loans, net                 $   635,639   $  11,660       7.34%      $   578,206   $  11,780        8.15%
    Commercial loans                        318,641       6,127       7.69%          152,961       3,163        8.27%
    Direct consumer loans                   156,257       3,498       8.95%          147,384       3,086        8.38%
    Indirect consumer loans                 201,408       3,786       7.52%           96,081       2,014        8.38%
    Marketable securities - taxable       1,144,053      18,416       6.44%        1,190,582      19,526        6.56%
    Marketable securities - taxfree          95,834       2,015       8.41%          114,548       2,347        8.20%
    Other interest-earning assets            23,163         192       3.32%           21,562         308        5.71%
                                        -----------------------------------      ------------------------------------
  Total interest-earning assets           2,574,995      45,694       7.10%        2,301,324      42,224        7.34%
  Noninterest-earning assets                 93,754   ---------------------           84,424   ----------------------
                                        -----------                              -----------
  Total assets                          $ 2,668,749                              $ 2,385,748
                                        ===========                              ===========

Liabilities and stockholders' equity:
  Interest-bearing liabilities:
    Savings deposits                    $   147,019    $    761       2.07%      $   147,024    $    692        1.88%
    Time deposits                           831,760      10,887       5.24%          706,804       9,848        5.57%
    NOW and money market deposits           318,839       1,833       2.30%          264,476       1,784        2.70%
    Escrow                                    4,432          24       2.17%            8,865          37        1.67%
    Borrowed funds                        1,159,395      15,916       5.49%        1,042,519      14,859        5.70%
                                        -----------------------------------      ------------------------------------
  Total interest-bearing liabilities    $ 2,461,445      29,421       4.78%      $ 2,169,688      27,220        5.02%
                                                       --------------------                     ---------------------
  Noninterest-bearing liabilities           23,468                                   26,239
                                        -----------                              -----------
  Total liabilities                       2,484,913                                2,195,927
  Stockholders' equity                      183,836                                  189,821
                                        -----------                              ------------
  Total liabilities and stockholder
   equity                               $ 2,668,749                              $ 2,385,748
                                        ===========                              ===========

Net interest income before
  before provision for loan loss                       $ 16,273                                 $ 15,004
                                                       ========                                 ========
Interest rate spread (3)                                              2.32%                                    2.32%
                                                                      =====                                    =====
Net interest-earning assets             $   113,550                              $   131,636
                                        ===========                              ===========
Net interest margin (4)                                               2.53%                                    2.61%
                                                                      =====                                    =====
Ratio of interest-earning assets to
  interest-bearing liabilities                 1.05                                     1.06
                                        ===========                              ===========

(1) Includes income recognized on deferred loan fees of $413,000 and $418,000 for the comparable 1999 and 1998 periods, respectively.
(2)  Interest income and yields are shown on a tax equivalent basis.
(3) Represents the difference between the average yield on interest-earning assets and the average cost on interest-bearing liabilities.
(4) Represents the annualized net interest income before the provision for loan losses divided by average interest-earning assets.

TABLE 2 - Rate/Volume Analysis of Changes in Net Interest Income (All figures in 000's)

                                            Nine Months Ended September 30, 1999        Quarter Ended September 30, 1999
                                                         Compared to                              Compared to
                                            Nine Months Ended September 30, 1998        Quarter Ended September 30, 1998
                                                     Increase (Decrease)                       Increase (Decrease)
                                            ------------------------------------      ----------------------------------

                                               Volume         Rate          Net           Volume       Rate         Net
                                            ------------------------------------      ----------------------------------
Interest-earning assets:
  Mortgage loans, net                        $  2,994    $   (3,774)    $   (780)       $   1,111  $  (1,231)   $   (120)
  Commercial loans                              8,651        (1,044)       7,607            3,200       (236)      2,964
  Direct consumer loans                           259           373          632              193        219         412
  Indirect consumer loans                       4,013          (169)       3,844            1,998       (226)      1,772
  Marketable securities - taxable                (962)       (2,367)      (3,329)            (756)      (354)     (1,110)
  Marketable securities - taxfree                (206)            -         (206)            (391)        59        (332)
  Other interest-earning assets                  (240)         (387)        (627)              21       (137)       (116)
                                            ------------------------------------      ----------------------------------
Total interest-earning assets                  14,509        (7,368)       7,141            5,376     (1,906)      3,470
                                            ------------------------------------      ----------------------------------

Interest-bearing liabilities:
  Savings deposits                                (73)         (331)        (404)               -         69          69
  Time deposits                                 2,806        (1,729)       1,077            1,652       (613)      1,039
  NOW and money market deposits                 1,074        (1,166)         (92)             336       (287)         49
  Escrow and stock subscriptions                  (40)           44            4              (22)         9         (13)
  Borrowed funds                                5,670        (2,591)       3,079            1,619       (562)      1,057
                                             -----------------------------------       ---------------------------------
Total interest-bearing liabilities              9,437        (5,773)       3,664            3,585     (1,384)      2,201
                                             -----------------------------------       ---------------------------------
Net change in net interest income             $ 5,072     $  (1,595)    $  3,477        $   1,791   $   (522)   $  1,269
                                             ===================================       =================================

Note: Changes in interest income and interest expense arising from the combination of rate and volume variances are prorated across rate and volume variances.

     Provision for Loan Losses The Registrant recognized a provision for loan loss of $2,385,000 for the nine months ended September 30, 1999. This represents an increase of $415,000 from the $1,970,000 provision recorded for the nine months ended September 30, 1998. For the three months ended September 30, 1999, the Registrant recognized a provision expense of $795,000. This is a $225,000 increase over the $570,000 expensed in the three month period ended September 30, 1998. The changes in the Registrant's provision are discussed in the Asset Quality section that follows.

     Noninterest Income Noninterest income for the nine months ended September 30, 1999 and 1998, and for the three months ended September 30, 1999 and 1998, was as follows:

                                         Nine Months Ended September 30,       Three months ended September 30,
                                       ----------------------------------     ---------------------------------
Noninterest Income:                      1999          1998      % Change         1999       1998      % Change
                                       ---------     --------   ---------     ---------     -------    --------
  Service charges on deposits              4,272        3,055       39.8%         1,532       1,082       41.6%
  Other svc. charges/commissions/fees      1,026          563       82.2%           338         221       52.9%
  Net servicing income                       430          195      120.5%           310         151      966.7%
  Gain/(loss) on sale of securities,
   net (Note 2)                              963        4,276      (77.5%)         (402)      1,306     (130.8%)
  Gain on sale of loans, net               2,517        3,549      (29.1%)          603       1,481      (59.3%)
  Other                                      801          540       48.3%            96          93        3.2%
                                       ---------     --------                 ---------     -------
     Total noninterest income             10,009       12,178      (17.8%)        2,477       4,198      (41.0%)
                                       ---------     --------                 ---------     -------

     Total noninterest income decreased 17.8% for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. For the three months ended September 30, 1999, total noninterest income decreased 41.0% compared to the three months ended September 30, 1998. The decrease in noninterest income is the result of reduced reliance on gains from sales in the securities portfolio partially offset by the effects of a concentrated effort on growth in fee income on core banking products.

     Noninterest Expense Noninterest expense for the nine months ended September 30, 1999 and 1998, and for the three months ended September 30, 1999 and 1998 was as follows:

                                            Nine Months Ended September 30,       Three months Ended September 30,
                                          ------------------------------------    ----------------------------------
                                            1999         1998      % Change         1999       1998         % Change
                                          --------     -------     --------       -------     -------      ---------
Noninterest Expense:
  Salaries and benefits                    16,565       16,531          0.2%        5,644       5,835           (3.3%)
  Equipment expense                         2,992        2,331         28.4%          992         838           18.4%
  Occupancy expense                         2,369        2,201          7.6%          810         758            6.9%
  Advertising and public relations          1,337        1,484         (9.9%)         469         407           15.2%
  FDIC insurance                              525          532         (1.3%)         179         175            2.3%
  Director fees                               222          234         (5.1%)          43          79          (45.6%)
  Income from real estate operations         (498)        (498)         0.0%         (151)       (130)          16.2%
  Amortization of intangibles               1,920        1,860          3.2%          720         627           14.8%
  Other                                     9,057        6,403         41.4%        2,858       2,267           26.1%
                                          -------      -------                    -------      ------
     Total noninterest expense             34,489       31,078         11.0%       11,564      10,856            6.5%
                                          -------      -------                    -------      ------

     Total noninterest expense increased 11.0% for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. For the three months ended September 30, 1999, total noninterest expense increased 6.5% compared to the three months ended September 30, 1998. Increases in noninterest expense were commensurate with the expansion of branch networks and the addition of traditional and non-traditional business lines.

     Provision for Income Taxes Corporate income tax expense totaled $5,225,000 for the nine month period ended September 30, 1999, which resulted in an effective tax rate of 27.5% on pretax income of $19,025,000. This represents a decrease of $1,107,000 from the $6,332,000 of corporate tax expense, or an effective tax rate of 29.5% on pretax income of $21,470,000, recorded during the nine month period ended September 30, 1998. The decrease in the effective tax rate is the result of the Registrant's continued focus on increasing tax exempt sources of income.

Income tax expense was $1,556,000 (an effective tax rate of 27.4%) for the three months ended September 30, 1999. This is a $484,000 decrease from the tax expense of $2,040,000 (effective tax rate of 29.3%) recorded for the three months ended September 30, 1998. The decrease in the dollar amount of tax expense and the change in the effective tax rate reflects lower levels of taxable income for the three months ended September 30, 1999 versus the comparable three month period ended September 30, 1998.

Stockholders' Equity Stockholders' equity totaled $178.1 million and $190.0 million at September 30, 1999 and December 31, 1998, respectively. Stockholders' equity amounted to 6.7% of total assets equalling $2.642 billion as of September 30, 1999, compared to 7.6% of total assets of $2.497 billion at December 31, 1998.

The decrease in Stockholders' equity of $11.9 million or 6.3% for the nine months ended September 30, 1999 resulted mainly from a $24.2 million decline in the market value, net of tax effect, of the available-for-sale securities and $1.4 million in dividends paid. The drop in the market value of the available-for-sale portfolio reflects the impact of recent market rate decreases on the market value of fixed rate issues in the Registrant's investment portfolio. Offsetting this decrease is a $13.8 million increase attributable to income from ongoing operations.

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

HARRIS FINANCIAL, INC.                                               Minimum Requirement for      Minimum Requirement to be
                                                Actual                  Capital Adequacy             "Well Capitalized"
                                                ------                  ----------------             ------------------
      As of September 30, 1999            Amount       Ratio          Amount          Ratio        Amount          Ratio
      ------------------------           --------      -----         --------         -----       --------         -----
 Total Capital
   (to Risk Weighted Assets)             $190,162       11.9%        $127,663           8.0%      $159,579          10.0%
 Tier 1 Capital
   (to Risk Weighted Assets)              175,813       11.0%          63,832           4.0%        95,747           6.0%
 Tier 1 Capital
   (to Avg. Assets)                       175,813        6.6%         106,311           4.0%       132,889           5.0%


      As of December 31, 1998
      -----------------------
 Total Capital
   (to Risk Weighted Assets)             $179,157       12.0%        $119,160           8.0%      $148,949          10.0%
 Tier 1 Capital
   (to Risk Weighted Assets)              164,955       11.1%          59,580           4.0%        89,370           6.0%
 Tier 1 Capital
   (to Avg. Assets)                       164,955        6.8%          97,553           4.0%       121,941           5.0%

The following table provides a comparison of the Bank's risk-based capital ratios and leverage ratio to the minimum regulatory requirements for the period indicated.

HARRIS SAVINGS BANK                                                  Minimum Requirement for      Minimum Requirement to be
                                                Actual                  Capital Adequacy             "Well Capitalized"
                                                ------                  ----------------             ------------------
      As of September 30, 1999            Amount       Ratio          Amount          Ratio        Amount          Ratio
      ------------------------           -------       -----         -------          -----       -------          -----
 Total Capital
   (to Risk Weighted Assets)             $185,154       11.6%        $127,342           8.0%      $159,178          10.0%
 Tier 1 Capital
   (to Risk Weighted Assets)              170,737       10.7%          63,671           4.0%        95,507           6.0%
 Tier 1 Capital
   (to Avg. Assets)                       170,737        6.4%         106,152           4.0%       132,690           5.0%


      As of December 31, 1998
      -----------------------
 Total Capital
   (to Risk Weighted Assets)             $174,663       11.8%        $118,879           8.0%      $148,598          10.0%
 Tier 1 Capital
   (to Risk Weighted Assets)              160,317       10.8%          59,439           4.0%        89,159           6.0%
 Tier 1 Capital
   (to Avg. Assets)                       160,317        6.6%          97,395           4.0%       121,744           5.0%

Marketable Securities Marketable securities, excluding the Federal Home Loan Bank cash account, totaled $1,249.0 million, at September 30, 1999, and $1,274.8 million at December 31, 1998. Total marketable securities decreased $25.8 million, or 2.0%, during the nine months of 1999.

TABLE 3 - Composition of Marketable Securities Portfolios (All figures in 000's)

The following table sets forth certain information regarding the amortized cost and fair values of the Registrant's marketable securities portfolio at September 30, 1999 and December 31, 1998.

                                             September 30, 1999             December 31, 1998
                                          --------------------------------------------------------
                                           Amortized        Fair         Amortized         Fair
                                             Cost           Value          Cost            Value
                                          --------------------------------------------------------
Available-for-sale:
   U.S. Government and agencies           $  354,439     $  340,628     $  298,247     $   299,196
    Corporate bonds                           69,159         63,958        148,731         142,240
    Municipal obligations                     70,594         71,265        113,557         119,233
    FHLB stock                                44,000         44,000         37,579          37,579
    Equities (Common and Preferred)           73,601         79,871        112,403         123,765
    Asset Backed Securities                        -              -         15,146          15,661

   Mortgage-backed securities:
        FHLMC PC's                                 1              1          1,421           1,494
        FNMA CMO's                            99,295         97,919        104,276         105,864
        FHLMC CMO's                          125,871        122,058         75,137          75,157
        Private Issue CMO's                  438,693        429,316        355,199         354,648
                                          --------------------------------------------------------
        Total mortgage-backed securities     663,860        649,294        536,033         537,163
                                          --------------------------------------------------------
   Total securities available-for-sale    $1,275,653    $ 1,249,016    $ 1,261,696    $  1,274,837
                                          --------------------------------------------------------

   Other interest-earning securities:
       FHLB daily investment              $   30,327    $    30,327    $    22,423    $     22,423
                                          --------------------------------------------------------
   Total marketable securities and
      interest-bearing investments        $1,305,980    $ 1,279,343    $ 1,284,119    $  1,297,260
                                          ========================================================


Loans Loans Receivable, excluding the reduction for the Allowance for Loan Losses, totaled $1,260.4 million and $1,060.7 million at September 30, 1999, and December 31, 1998. The increase of $199.6 million, or 18.8%, for the nine months ended September 30, 1999, reflects growth in commercial loans of $131.5 million, a $109.5 million increase in automobile, consumer and other loans, and first mortgage loan decreases amounting to $41.4 million. The loan growth trends in 1999 reflect the Registrant's continued focus on expanding it's commercial and consumer loan portfolios and its reduced reliance on investing in residential mortgage loans.

Loan charge-offs, net of recoveries, for the nine month periods ended September 30, 1999 and September 30, 1998, totaled $562,000, and $929,000, respectively. Based on management's continuing review of the loan portfolio, the Registrant recorded provisions for loan losses of $2,385,000 and $1,970,000 for the nine month periods ended September 30, 1999, and September 30, 1998, respectively.

Prior to the quarter ended March 31, 1999, the Registrant considered all loans that were delinquent 90 days or more with respect to principal and interest repayments to be in a non accrual status. During the quarter ended March 31, 1999, the Registrant adopted a policy that follows the Federal Financial Institutions Examination Council ("FFIEC") uniform bank examination guidelines. The major provisions of the policy are:

(1) Loans that are 90 days past due are still considered to be in an accrual status.
(2) Any loan that is 90 days past due will be reviewed on a monthly basis to determine its loss potential.
(3) Once the loan is 120 days past due, the Registrant will charge-off any unsecured loan balance.
(4) Interest income recognized from the filing date of the most recent Federal Deposit Insurance Corporation Report of Condition up to and including the date of charge-off will be reversed against the current accounting period's recognition of interest income. Any remaining accrued interest receivable will be reversed and offset against the allowance for loan loss.

Using these new policy guidelines, non accrual loans were $3,176,000 and $7,651,000 at September 30, 1999, and December 31, 1998, respectively. In addition, loans 90 days past due, but still accruing were $5,961,000 at September

30, 1999 and $0 at December 31, 1998, respectively. The combined total of non accrual loans and loans 90 days past due, but still accruing interest as a percentage of total loans receivable (including Loans held for sale, net), before deducting the Allowance for Loan Loss, equalled .72% and .71% at September 30, 1999, and December 31, 1998, respectively.

The allowance for loan losses totaled $11,528,000 and $9,088,000 at September 30, 1999 and December 31, 1998, respectively. Stated as a percentage of total loans receivable (including loans held for sale, net), the allowance for loan losses amounted to .91% and .85% at September 30, 1999 and December 31, 1998, respectively.

Table 4 depicts the trend of charge-offs, recoveries, and provisions to the allowance for loan losses for the nine months ended September 30, 1999, and the year ended December 31, 1998, respectively. In addition, Table 5 highlights the allowance for loan losses as a percent of non accrual loans, loans 90 days past due, but still accruing and specifically designated problem loans for the nine months ended September 30, 1999, and the year ended December 31, 1998, respectively. Finally, Table 6 presents an allocation of the allowance for loan losses by category of loans for the nine months ended September 30, 1999, and the year ended December 31, 1998.

Table 4 Analysis of Allowance for Loan Losses (all dollar figures in 000's)

                                                              As of or for the         As of or for the
                                                             nine months ended        twelve months ended
         Allowance for Loan Loss                             September 30, 1999        December 31, 1998
-------------------------------------------                  ------------------       -------------------
Balance at beginning of the period                           $            9,088       $             8,192
Provision for loan losses                                                 2,385                     2,540
Provision component related to unfunded
  commitments                                                               617                      (503)

Charge Offs:
  Commercial                                                                (50)                     (591)
  One-to-four family                                                       (197)                     (173)
  Other mortgage loans                                                        -                       (83)
  Consumer loans                                                           (501)                     (344)
                                                             ------------------       -------------------
   Total Charge Offs                                                       (748)                   (1,191)
                                                             ------------------       -------------------
Recoveries:
  Commercial                                                                 58                         -
  One-to-four family                                                         46                         -
  Other mortgage loans                                                        -                         2
  Consumer loans                                                             82                        48
                                                             ------------------       -------------------
   Total Recoveries                                                         186                        50
                                                             ------------------       -------------------
Net Charge Offs                                                            (562)                   (1,141)
                                                             ------------------       -------------------

Balance at end of period                                     $           11,528       $             9,088
                                                             ==================       ===================
Net Charge Offs to Average Loans Outstanding (1)                           0.06%                     0.12%
                                                             ==================       ===================

(1) Year to date ratio is annualized

Table 5 Allowance for Loan Losses Coverage Ratios (all dollar figures in 000's)

                                                                As of or for the           As of or for the
                                                               nine months ended          twelve months ended
                                                               September 30, 1999          December 31, 1998
                                                               ------------------         -------------------
Allowance at the end of period                                 $           11,528         $             9,088

Non accrual loans                                              $            3,176         $             7,651

90 Days past due, but still accruing                           $            5,961         $                 -

Problem loans                                                  $           17,522         $             9,800

   Allowance/non accrual loans                                             362.97%                     118.78%
                                                               ------------------         -------------------

   Allowance/90 days past due, but still accruing                          193.39%                       0.00%
                                                               ------------------         -------------------

   Allowance/non accrual loans and 90 days past due,
     but still accruing                                                    126.17%                     118.78%
                                                               ------------------         -------------------

   Allowance/problem loans                                                  65.79%                      92.73%
                                                               ------------------         -------------------


Table 6  Allocation of the Allowance for Loan Losses (all dollar figures in 000's)

                                               As of September 30, 1999            As of December 31, 1998
                                            ------------------------------      ------------------------------
                                                             % of Total                           % of Total
                                               Amount           Loans               Amount          Loans
                                            --------------  --------------      --------------  --------------
One-to-four family mortgage loans           $          849          44.83%      $          969           53.65%
Commercial loans                                     5,826          26.84%               4,909           19.28%
Consumer and other loans                             3,659          28.33%               2,358           27.07%
Unallocated                                          1,194            N/A                  852             N/A
                                            --------------  --------------      --------------  --------------
     Total                                  $       11,528          100.00%     $        9,088          100.00%
                                            ==============  ==============      ==============  ==============

Unfunded Commitments                        $          308                      $          925
                                            ==============                      ==============

Asset Quality Virtually all of HFI's credit risk lies with the Bank, which holds all of HFI's loan assets. As part of conversion of its operations from those of a traditional thrift institution, the Bank created a Business Banking Group to offer commercial financial products and services to businesses in the Bank's primary market area. This expansion beyond traditional thrift lending such as residential mortgage lending and real estate secured consumer lending has had the effect of increasing the Bank's credit risk exposure. To accommodate this credit risk exposure, management has hired skilled and experienced commercial lending professionals to manage its Business Banking Group. In addition, the Bank has adopted commercial bank underwriting, credit management and loan loss provisioning techniques under the direction of a senior level executive Chief Credit Officer.

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

Quarterly, the commercial loan portfolio is analyzed on an individual loan basis and a specific reserve is developed for each known loss, using a risk rating system. This review identified $2,778,000 in impaired loans for the nine month period ending September 30, 1999. The September 30, 1999, allowance for loan losses has an allocation equal to 15% of the impaired commercial loan balances which are internally designated as substandard ($2,684,000) and 100% of the internally designated doubtful balances ($94,000). The December 31, 1998, allowance for loan losses has an allocation equal to 15% of the $2,538,000 in impaired loan balances which were classified as substandard. In addition, the Bank assigns a reserve for existing losses on commercial loans that are not specifically reviewed. This reserve is determined using factors such as charge-off history, portfolio delinquencies and current economic conditions. The mortgage and consumer portfolios are also analyzed in pools of similar loans with similar risk characteristics. The reserve factor applied to each pool is based on actual charge-off history, adjusted for other factors such as credit concentrations and delinquency trends.

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

Other Borrowings During the nine month period ended September 30, 1999, the Registrant maintained wholesale leveraging activities to deploy a portion of it's capital. This strategy relies on using external sources of funds to invest in interest-earning assets at a positive spread between the yield on interest-earning asset and the cost of the supporting borrowing.

Other borrowings totaled $1,136.0 million and $1,069.3 million at September 30, 1999, and December 31, 1998, respectively. Borrowings from non-deposit funding sources increased $66.7 million, or 6.2%, during the nine months ended September 30, 1999. Federal Home Loan Bank advances increased by $76.4 million or 10.2%, while repurchase agreements decreased by $9.7 million or 3.0% for the nine month period ending September 30, 1999.

As of September 30, 1999, the Registrant had maximum available FHLB lines of credit totaling $1,011.6 million versus $943.5 million in available FHLB credit at December 31, 1998. This increase of 7.2% or $68.1 million is based on increases in the amount of securities that qualify as security for FHLB advances. HFI had borrowings totaling $823.0 million and $746.6 million outstanding to the FHLB as of September 30, 1999, and December 31, 1998, respectively.

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

The Registrant exceeded all regulatory standards for liquidity at September 30, 1999 and December 31, 1998.

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

In addition, the Registrant has tested other stand alone PC software programs. The Registrant has dedicated a separate PC, printer and accessory environment to conduct tests in a controlled manner with the PC's internal clock set to five specific, internally designated, Year 2000 dates. The testing procedure was approved by the Registrant's Internal Audit Department and the results of the tests were provided to the Registrant's Internal Audit Department for review and analysis. At this point, the results of internal testing and the identification and ensuing risk assessment of external vendors and significant customers have been combined into an overall risk assessment for the Registrant's Year 2000 Compliance profile. The ensuing profile is the basis for a business resumption contingency plan to address any unexpected Year 2000 events. The contingency planning process includes four major steps: defining the planning strategy; performing the business analysis; developing the plan; validating the plan. The first two steps were completed by March 31, 1999, and the final two steps were completed by June 30, 1999. Costs to complete the Year 2000 Compliance Effort during the nine months ended September 30, 1999 were as follows:

                                                        Dollar
Tasks                                                   Amount
-----                                                 ---------
Loan support PCs                                      $  39,000
Mortgage origination PCs                                 12,000
Software upgrades                                        20,000
Operations Ctr. alternative power supply                 50,000
Internal resources
  (Testing and planning)                                 80,000
                                                      ---------
     Total Costs                                      $ 201,000
                                                      =========


The Registrant anticipates its Year 2000 Compliance Effort will require only minimal expenditures during the remainder of 1999.

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

Mortgage Banking Operations During the nine months ended September 30, 1999, HFI restructured its mortgage banking operations, resulting in a net charge to earnings of approximately $.9 million during this time period. This charge includes the net costs of winding up certain mortgage banking operations and net losses on the sale of certain mortgage banking assets.

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

                                               HARRIS FINANCIAL, INC.
                                                    (Registrant)


                                   By        /s/ Charles C. Pearson, Jr.
                                             ---------------------------
                                         Charles C. Pearson, Jr., President
                                             and Chief Executive Officer


                                   By            /s/ James L. Durrell
                                                --------------------
                                      James L. Durrell, Executive Vice President
                                            and Chief Financial Officer


Dated: November 10, 1999

                                 EXHIBIT INDEX


Exhibit Number
--------------

Exhibit 27              Financial Data Schedule