Form 10-K405
period 1999-12-31
HARRIS FINANCIAL INC
filed 2000-03-28
CIK 1034650

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                                       or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from ______________________ to________________________

Commission file number 0-22399
                       -------

                             HARRIS FINANCIAL, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

        PENNSYLVANIA                               23-2889833
        ------------                               ----------
(State or other jurisdiction                      (IRS Employer
of incorporation or organization)              Identification No.)

 235 North Second Street, P.O. Box 1711, Harrisburg, Pennsylvania    17105
------------------------------------------------------------------   -----
           (Address of principal executive offices)                (Zip code)

                                  717-236-4041
                                  ------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X          No
     -------           -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ X ]

The aggregate market value of the shares of Common Stock of the Registrant held by non-affiliates of the Registrant, based on the closing sales price of the Common Stock as quoted on the NASDAQ National Market System on March 13, 2000, was $49,963,923.

As of March 13, 2000, the Registrant had 33,574,325 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's definitive Proxy Statement to be used in connection with its 2000 Annual Meeting of Shareholders is incorporated herein by reference in partial response to Part III, hereof.

                             HARRIS FINANCIAL, INC.
                                     PART I

ITEM 1. BUSINESS

Harris Financial, Inc. ("HFI" or "the Registrant"), was organized under Pennsylvania law in 1997. It is a bank holding company regulated by the Board of Governors of the Federal Reserve System (the "FRB") and its wholly owned state chartered savings bank subsidiary is Harris Savings Bank (the "Bank").

General
-------

The Bank began providing financial services as a state chartered mutual savings and loan association in 1886. The Bank continued to operate under this charter until 1991, when it converted to a state chartered mutual savings bank. In January 1994, the Bank became a state chartered stock savings bank in connection with its reorganization into the mutual holding company structure and the formation of Harris Financial, MHC, a Pennsylvania mutual holding company (the "MHC"). As part of this mutual holding company formation, the Bank completed a stock offering that raised proceeds of $23.7 million. In September 1997, the Bank and the MHC reorganized into a "two-tier" mutual holding company structure and established HFI as a majority-owned subsidiary of the MHC, and the Bank became a wholly owned subsidiary of HFI. As of the date hereof, approximately 76.0% of common stock of HFI is owned by the MHC and the remainder is owned by the public. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC") under the Savings Association Insurance Fund ("SAIF"). The Bank has been a member of the Federal Home Loan Bank System ("FHLB") since 1941. The current corporate structure of the Bank, HFI and the MHC is as follows:

         ------------
              MHC                            ---------------------
           76.0% of                           Public Stockholders
            Common                           24.0% of Common Stock
         Stock of HFI                               of HFI
         ------------                        ---------------------


                           ------------------------
                                HFI 100% of the
                           Common Stock of the Bank
                           ------------------------



                                   --------
                                     Bank
                                   --------


The Bank presently operates 37 full service offices, an operations center, a business center, a support center, five loan production offices, a mortgage lending office and a business banking office. The Bank primarily serves individuals and business customers in the five central Pennsylvania counties of Dauphin, Cumberland, York, Lancaster, and Lebanon and in the northern Maryland county of Washington. The Bank offers residential mortgages in Pennsylvania and four other states. Mobile home loans are originated throughout most of the eastern United States.

The Bank's primary lending activities include commercial lending, consumer lending, and the origination of residential mortgage loans. The Bank, which began originating commercial loans in 1996, accelerated its conversion to a commercial bank in 1998 and 1999. The commercial loan portfolio totaled $347.3 million, or 27.4% of total loans at December 31, 1999.

The net income of the Bank depends primarily on its net interest income, which is the difference between interest income on loans and investments and interest expense on deposits and borrowings. Because of this reliance on net interest income, the Bank's net income is affected by changes in market interest rates and prevailing economic conditions. For example, as interest rates rise, the Bank's net interest income will tend to fall. Conversely, when interest rates fall, the Bank's net interest income will tend to rise. This condition is often referred to as "interest rate risk". Financial institutions that accept and manage substantial degrees of interest rate risk are generally susceptible to larger net interest income fluctuations when compared to peer institutions that accept less interest rate risk. Accordingly, managing interest rate risk successfully has a significant impact on the Bank's return on equity.

The Bank continues to use wholesale funding sources to support an investment leveraging strategy and to supplement funding provided by customer deposits. During the year ending December 31, 1999, total deposits (net of escrow deposits) increased $168.5 million, or 14.0%, while other borrowings increased by $48.7 million, or 4.6%. The objective of the investment leveraging strategy is to increase interest income and increase return on equity by deploying excess capital into interest-earning investments. However, this strategy compresses HFI's net interest margin due to the higher cost of non-deposit funds as compared to core deposits. These factors are reflected in the net interest margin decline of 9 basis points to 2.57% for the year ended December 31, 1999, from the net interest margin of 2.66% for the year ended December 31, 1998.

Another major risk normally undertaken by financial institutions is "credit risk". This is the risk that a borrower will not repay a loan and that the underlying collateral will be insufficient to prevent a loss. Credit losses in 1999, 1998 and 1997 were consistent with the Bank's history of maintaining high asset quality.

Corporate Structure
-------------------

In January 1994, the Bank formed the MHC as a Pennsylvania chartered mutual holding company. Each deposit account of the Bank's mutual savings bank predecessor at the time of the reorganization became a deposit account in the Bank in the same amount and upon the same terms and conditions, except the holder of each such deposit account received liquidation rights in the MHC instead of the Bank. The Bank conducted a stock offering as part of the reorganization and sold $25.2 million of common stock to its customers.

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

Treasury Stock Repurchase
-------------------------

On February 27, 1998, HFI received authorization from the Pennsylvania Department of Banking (the "Department") to repurchase 450,000 shares of its outstanding common stock. On June 2, 1999, HFI received approval from the Department to extend the period for repurchasing 450,000 shares of its outstanding common stock until June 1, 2000.

HFI purchased 409,300 shares during 1998 with a market value of $5,970,000 and 40,000 shares during 1999 with a market value of $428,125. The shares will be used to establish several stock ownership and stock option plans. On April 20, 1999, the shareholders ratified and approved the 1999 Stock Option Plan (For Employees) and the 1999 Stock Option Plan for Outside Directors. These plans authorize a maximum of 1,125,000 shares in aggregate for awards in the form of stock options.

Competition
-----------

The Bank competes with a significant number of financial institutions in its market area. Many of the financial institutions are substantially larger and have greater financial resources than the Bank and all are competitors of the Bank to varying degrees. The Bank's competition for loans comes principally from commercial banks, thrift institutions, and mortgage banking companies. The Bank's most direct competition for deposits comes principally from thrift institutions, commercial banks, and credit unions. The Bank faces additional and increasing competition for deposits from other financial intermediaries such as brokerage firms and insurance companies. Competition may also increase as a result of the reduction of restrictions on interstate operations of financial institutions.

On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999, federal legislation intended to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial services providers. As a result of the legislation, bank holding companies will be permitted to engage in a wider variety of financial activities than permitted under prior law, particularly with regard to insurance and securities activities. Moreover, to the extent that it permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This could result in a growing number of larger financial institutions that offer a wider variety of financial services than we currently offer and that can aggressively compete in the markets we serve. This could adversely impact our profitability.

Employees
---------

At December 31, 1999, HFI employed 610 persons, with full time equivalent employees totaling 552 individuals at that date. None of the employees are represented by a collective bargaining group and management believes relations with its employees to be good.

Regulation and Supervision
--------------------------

Regulation
----------

General
-------

The Bank is a Pennsylvania-chartered savings bank and its deposit accounts are insured up to applicable limits by the FDIC under the SAIF. The Bank is subject to extensive regulation by the Department, as its chartering agency, and by the FDIC, as the insurer of deposits. The Bank must file reports with the Department and the FDIC concerning its activities and financial condition, and must obtain regulatory approvals prior to entering into certain transactions including, but not limited to, mergers with and acquisition of other financial institutions. The Department and the FDIC periodically examine the Bank to test its compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the FDIC insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and with their examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Department or the FDIC, could have a material adverse impact on HFI, the Bank and their operations. HFI and the MHC, as bank holding companies, are required to file certain reports with and otherwise comply with the rules and regulations of the FRB. Certain regulatory requirements applicable to the Bank, HFI and the MHC are referred to below or elsewhere herein.

Pennsylvania Savings Bank Law
-----------------------------

The Pennsylvania Banking Code of 1965 (the "Banking Code"), as amended, contains detailed provisions governing the organization, location of offices, rights and responsibilities of directors, officers, employees, and depositors, as well as corporate powers, savings and investment operation and other aspects of the Bank and its affairs. The Banking Code delegates extensive rulemaking power and administrative discretion to the Department.

The Department generally examines each savings bank not less frequently than once every two years. Although the Department may accept the examinations and reports of the FDIC in lieu of the Department's examination, the current practice is for the Department to conduct individual examinations. The Department may order any savings bank to discontinue any violation of law or unsafe or unsound business practice. The Department may also direct any trustee, officer, attorney, or employee of a savings bank engaged in an objectionable activity, after the Department has ordered the activity to be terminated, to show cause at a hearing before the Department as to why such person should not be removed.

Interstate Banking
------------------

Prior to 1994, a bank holding company located in one state was prohibited from acquiring a bank or all of another bank's assets located in another state unless the acquisition was specifically authorized by a reciprocal interstate banking statute, such as the statute adopted in Pennsylvania in 1990 that specifically permitted interstate acquisitions. Similarly, interstate branching was prohibited for national banks and state-chartered member banks although some states, not including Pennsylvania, had passed laws permitting limited interstate branching by non-Federal Reserve member state banks. The Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") permits an adequately capitalized and managed bank holding company to acquire a bank in another state, whether or not the state permits the acquisition, subject to certain deposit concentration caps and the FRB's approval. A state may not impose discriminatory requirements on acquisitions by out-of-state holding companies. In addition, under the Riegle-Neal

Act, a bank may expand interstate by merging with a bank in another state and also may consolidate the acquired bank into new branch offices of the acquiring bank, unless the other state affirmatively opts out of the legislation before that date. The Riegle-Neal Act also permits the opening of new interstate branches, but only if a state affirmatively opted in by appropriate legislature. Once a state opted into interstate branching, it could not opt out at a later date. The Riegle-Neal Act also allows foreign banks to branch by merger or by opening new branches to the same extent as banks from the foreign bank's home state. In 1995, the Pennsylvania Legislature amended the Banking Code to opt in to all of the provisions of the Riegle-Neal Act, including interstate bank mergers and the opening of new interstate branches.

Insurance of Accounts and Regulation by the FDIC
------------------------------------------------

The FDIC has adopted a risk-based insurance assessment system. The FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period. The three capital categories are:

   . "well capitalized" if an institution has a total risk-based capital ratio of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any written capital order or directive;

   . "adequately capitalized" if an institution has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more, and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized"; or

   . "undercapitalized" if an institution has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), and one of three supervisory subcategories within each capital group.

The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. The FDIC is authorized to raise the assessment rates in certain circumstances. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Bank.

As a result of the enactment of the Small Business Job Protection Act of 1996, all savings banks and savings associations may convert to a commercial bank charter, diversify their lending, or merge into a commercial bank without having to recapture any of their pre-1988 tax bad debt reserve accumulations. Any post-1987 reserves are subject to recapture, regardless of whether or not a particular thrift intends to convert its charter, be acquired, or diversify its activities. The recapture of post-1987 reserves is assessed in equal installments over the six year period beginning in fiscal year 1997. At December 31, 1999, the Bank had a balance of approximately $2.6 million of pre-1988 bad debt reserves in retained income that is subject to recapture under this legislation.

Capital Requirements
--------------------

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

The Bank is also subject to more stringent Department capital guidelines. Although not adopted in regulation form, the Department utilizes capital standards requiring a minimum of 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the FDIC. At December 31, 1999, the Bank exceeded the Department's capital guidelines.

Loans-to-One Borrower Limitation
--------------------------------

Under federal regulations and Pennsylvania law, with certain limited exceptions, the Bank may lend to a single or related group of borrowers on an "unsecured" basis an amount up to 15% of its unimpaired capital and surplus. An additional amount may be lent, up to 10% of unimpaired capital and surplus, if such loan is secured by readily marketable collateral. Readily marketable collateral is defined to include certain securities and bullion, but generally does not include real estate. As of December 31, 1999, the Bank did not have any loans that exceeded this limitation.

Prompt Corrective Action
------------------------

Under Section 38 of the Federal Deposit Insurance Act ("FDIA"), each federal banking agency is required to implement a system of prompt corrective action for the institutions that it regulates. The federal banking agencies have promulgated substantially similar regulations to implement the system of prompt corrective action. Under the regulations, a bank shall be deemed to be

   . well capitalized as defined above;

   . adequately capitalized as defined above;

   . undercapitalized as defined above;

   . "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0%; and

   . "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

Section 38 of the FDIA and the related regulations also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). As of December 31, 1999, the Bank was a "well capitalized institution" for this purpose.

Activities and Investments of Insured State-Chartered Banks
-----------------------------------------------------------

Section 24 of the FDIA generally limits the activities and equity investments of FDIC-insured, state chartered banks to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not, directly or indirectly, acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things:

   . acquiring or retaining a majority interest in a subsidiary;
   . investing as a limited partner in a partnership, the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation, or new construction of a qualified housing project, provided that such limited partnership investments many not exceed 2% of the bank's total assets;
   . acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors', trustees', and officers' liability insurance coverage or banker's blanket bond group insurance coverage for insured depository institutions; and
   . acquiring or retaining the voting shares of a depository institution if certain requirements are met.

Community Reinvestment Act
--------------------------

Under the Community Reinvestment Act of 1977 ("CRA"), the FDIC is required to assess the records of all financial institutions regulated by it to determine if these institutions are meeting the credit needs of the communities (including low and moderate income neighborhoods) which they serve. The FDIC also takes this record into account in its evaluation of any application made by any of such institutions for, among other things, approval of branch banking or other deposit facilities, office relocation, or merger and acquisitions of financial institutions.

The CRA requires the FDIC to provide a written evaluation of an institution's CRA performance and requires public disclosure of an institution's CRA rating. The Bank received a "satisfactory" rating in its last CRA examination conducted by the FDIC.

Regulatory Enforcement Authority
--------------------------------

The enforcement powers available to federal banking regulators have significantly increased since 1989. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders, and to initiate injunctive actions against banking organizations and institution-affiliated parties. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

Dividends
---------

The Banking Code states, in part, that dividends may be declared and paid only out of accumulated net earnings and may not be declared or paid unless surplus (retained earnings) is at least equal to contributed capital. The Bank has not declared or paid any dividends that cause the Bank's retained earnings to be reduced below the amount required. Finally, dividends may not be declared or paid if the Bank is in default in payment of any assessment due the FDIC. At December 31, 1999, the Bank's retained earnings exceeded contributed capital by $137.3 million and the Bank was not in default of any assessment due the FDIC.

Waiver of Dividends by the MHC
------------------------------

The MHC has generally waived the receipt of dividends declared by the Bank, or, subsequent to the Bank's two-tiered reorganization, dividends paid by HFI. The MHC has not been required to obtain approval of the FRB prior to any such waiver, and through the date hereof has not sought or received FRB approval of any such waiver. In connection with the FRB and FDIC approvals of the Bank's acquisition of First Harrisburg Bancor, Inc. and its wholly owned subsidiary, First Federal Savings and Loan Association of Harrisburg, the Bank and the MHC made several commitments to the FDIC and FRB regarding the waiver of dividends by the MHC. These commitments include the following:

   . any dividends waived by the MHC shall be taken into account in any valuation of the Bank and the MHC, and factored into the calculation used in establishing a fair and reasonable basis for exchanging Bank shares for holding company shares in any subsequent conversion of the MHC to stock form;

   . dividends waived by the MHC shall not be available for payment to or the value thereof transferred to other stockholders by any means including through dividend payments or at liquidation;

   . beginning five years after April 19, 1996, the MHC will make prior application to and shall receive the approval of the FRB prior to waiving any dividends declared on the capital stock of the Bank and the FRB shall have the authority to approve or deny any dividend waiver request at its discretion, and after such date such application may be made on an annual basis with respect to any year in which the MHC intends to waive dividends paid by the Bank;

   . after April 19, 1996, the date of consummation of the acquisition, the amount of the waived dividends that are identified as belonging to the MHC shall not be available for payment to, or the value transferred to, stockholders other than the MHC, either through dividend payments, upon the conversion of the MHC to stock form, upon the redemption of shares of the Bank, upon the Bank's issuance of additional shares, at liquidation, or by any other means;

   . the MHC shall notify the FRB of all such transactions and will make available to the FRB such information as the FRB determines to be appropriate;

   . the Bank will take into account when setting its dividend rate the declaration rate in relation to net income and the rate's effect on the Bank's ability to issue capital;

   . the dividend rate will be reasonable and sustainable upon a full conversion to stock form of the MHC; and

   . in the event that the FRB adopts regulations regarding dividend waivers by mutual holding companies, the MHC will comply with the applicable requirements of such regulations. After the completion of the Bank's two-tier reorganization, the commitments became applicable to dividends paid by HFI that are waived by the MHC.

If the MHC decides that it is in its best interest to waive the right to receive a particular dividend to be paid by HFI, and, if necessary, the FRB approves such waiver, then HFI pays such dividend only to Minority Stockholders, and the amount of the dividend waived by the MHC is treated in the manner described above. The MHC's decision as to whether or not to waive a particular dividend depends on a number of factors, including the MHC's capital needs, the investment alternatives available to the MHC as compared to those available to HFI, and the receipt of required regulatory approvals. There can be no assurance that:

   . the MHC will waive any future dividends paid by HFI;
   . the FRB will approve any dividend waivers by the MHC after April 19, 2001;
     or
   . the terms that may be imposed by the FRB on any dividend waiver will be favorable to Minority Stockholders.

As of the date hereof, the MHC has waived the right to receive all dividends paid by the Bank and HFI. As of April 19, 1996, the MHC had waived $9.1 million of dividends declared by the Bank, and through December 31, 1999, had waived a total of $28.4 million of dividends paid by the Bank and HFI.

Holding Company Regulation
--------------------------

Under the Bank Holding Company Act of 1956 (the "BHCA"), a bank holding company must obtain FRB approval before:

   . acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless the bank holding company already owns or controls the majority of such shares);
   . acquiring all or substantially all of the assets of another bank or bank holding company; and
   . merging or consolidating with another bank holding company.

In addition, a bank holding company, which does not qualify or does not elect to become a financial holding company under the Gramm-Leach-Bliley Act, is generally prohibited from engaging in, or acquiring direct or indirect control of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the FRB has determined by regulation to be so closely related to banking as to be a proper incident thereto are:

   . making or servicing loans;
   . performing certain data processing services;
   . providing discount brokerage services;
   . acting as fiduciary, investment or financial advisor;
   . leasing personal or real property;
   . making investments in corporations or projects designed primarily designed to promote community welfare; and
   . acquiring a savings and loan association.

Bank holding companies that do qualify as a financial holding company may engage in activities that are of a financial nature or incidental thereto. A bank holding company may qualify to become a financial holding company if each of its depository institution subsidiaries is "well capitalized", "well managed", has at least a "satisfactory" CRA rating in its most recent examination and the bank holding company has filed a certification with the FRB that it elects to become a financial holding company.

HFI and the MHC are also subject to capital adequacy guidelines for bank holding companies, on a consolidated basis, which are substantially similar to those of the FDIC for the Bank.

The FRB has issued a policy statement on the payment of cash dividends by bank holding companies that expresses the FRB's view that a bank holding company should pay cash dividends only to the extent that the holding company's net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company's capital needs, asset quality and overall financial condition. The FRB also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the FRB, the FRB may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as "undercapitalized."

The activities of HFI and the MHC are also restricted pursuant to the conditions imposed by the FRB as part of its approval of the "two-tier" holding company structure described earlier in the "Corporate Structure" section. Such conditions include the following:

   . the MHC may not transfer its shares of HFI and HFI may not transfer its shares of the Bank without the prior approval of the FRB;
   . the Bank, HFI or any subsidiary of the MHC may not issue equity securities without the prior approval of the FRB;
   . the MHC must file an application to the FRB prior to any conversion of the
     MHC from mutual to stock form;
   . unless waived by the FRB, the Bank's depositors will be given priority rights in any sale of the Bank or HFI stock to any person other than the MHC;
   . any purchase of Common Stock from the MHC by HFI must be approved in advance by the FRB, and must be made at the then-current market price;
   . HFI and the MHC may not incur any debt without FRB approval; and . HFI and the MHC may not pledge HFI's Common Stock in support of any borrowing without FRB approval.

Transactions with Affiliates
----------------------------

Under current federal law, transactions between depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings bank is any company or entity that controls, is controlled by, or is under common control with the savings bank, other than a subsidiary. In a holding company context, at a minimum, the parent holding company of a savings bank and any companies which are controlled by such parent holding company are affiliates of the savings bank. Generally, Section 23A limits the extent to which the savings bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such savings bank's capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. The term "covered transaction" includes: the making of loans or other extension of credit to an affiliate; the purchase of assets from an affiliate, the purchase of, or an investment in, the securities of an affiliate; the acceptance of securities of an affiliate as collateral for a loan or extension of credit to any person; or, issuance of a guarantee, acceptance, or letter of credit on behalf of the affiliate. Section 23A also establishes specific collateral requirements for loans or extensions of credit to, or guarantees, acceptances of letters of credit issued on behalf of an affiliate. Section 23B requires that covered transactions and a broad list of other specified transactions be on terms substantially the same, or no less favorable, to the savings bank or its subsidiary as similar transactions with nonaffiliates.

Further, Section 22(h) of the Federal Reserve Act restricts a savings bank with respect to loans to directors, executive officers, and principal stockholders. Under Section 22(h), loans to directors, executive officers and stockholders who control, directly or indirectly, 10% or more of the voting securities of the savings bank, and certain related interests of any of the forgoing, may not exceed, together with all other outstanding loans to such persons and affiliated entities, the savings bank's total capital and surplus. Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers, and stockholders who control 10% or more of the voting securities of a stock savings bank, and their respective related interests, unless such a loan is approved in advance by a majority of the board of directors of the savings bank. Further, under Section 22(h), loans to directors, executive officers and principal stockholders must generally be made on terms substantially the same as offered in comparable transactions to other persons. Section 22(g) of the Federal Reserve Act places additional limitations on loans to executive officers.

Miscellaneous
-------------

In addition to requiring a new system of risk-based insurance assessments and a system of prompt corrective action for undercapitalized banks, as discussed above, the FDIC requires federal banking regulators to adopt regulations in a number of areas to ensure bank safety and soundness, including internal controls, credit underwriting, asset growth, management compensation, ratios of classified assets to capital and earnings. Federal law also contains provisions that are intended to enhance independent auditing requirements, restrict the activities of state-chartered insured banks, amend various consumer banking laws, limit the ability of "undercapitalized banks" to borrow from the Federal Reserve's Discount Window, require regulators to perform annual on-site bank examinations and set standards for real estate lending.

Federal Securities Law
----------------------

Shares of HFI's common stock are registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934. Information can be examined without charge at the public reference facilities of the SEC located at 450 Fifth Street, NW, Washington DC 20549, and copies of such material can be obtained from the SEC at prescribed rates. The SEC maintains a web site (http://www.sec.gov) that contains reports, proxy, information statements and other information regarding registrants, including HFI, that file electronically.

The foregoing references to laws and regulations are brief summaries thereof which do not purport to be complete and which are qualified in their entirety by reference to such laws and regulations.

Monetary Policy
---------------

The earnings of HFI are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. An important function of the FRB is to regulate the money supply and interest rates. Among the instruments used to implement those objectives are open market operations in United States government securities and changes in reserve requirements against member bank deposits. These instruments are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may also affect rates charged on loans or paid for deposits.

FRB policies and regulations have a significant impact on HFI's deposits, loans and investment growth, the rate of interest earned and paid, and the rate of interest expected to be paid. The policies and regulations are expected to affect HFI's operations in the future. Management cannot predict the effect such policies and regulations will have on the future business and earnings of HFI.

ITEM 2.  PROPERTIES

                                      Year Leased               Leased or
Location                              or Acquired               Owned
--------                              -----------               -----

Main Office
235 North Second Street
Harrisburg, PA  17101                 1935                      Owned

Operations Center
635 North 12th Street
Lemoyne, PA  17043                    1989                      Owned

Business Center
234 North Second Street
Harrisburg, PA  17101                 1996                      Owned

Support Center
221 North Second Street
Harrisburg, PA  17101                 1998                      Owned

Branch Offices:

4075 Market Street
Camp Hill, PA  17011                  1994                      Leased

1832 Market Street
Camp Hill, PA  17011                  1969                      Owned

3556 Old Gettysburg Road
Camp Hill, PA  17011                  1974                      Leased

3100 Market Street
Camp Hill, PA  17011                  1996                      Owned

300 Camp Hill Mall
Camp Hill, PA  17011                  1996                      Leased

17 West High Street
Carlisle, PA  17013                   1987                      Owned

Colonial Park Mall
Harrisburg, PA  17109                 1976                      Leased

9 South Market Street
Elizabethtown, PA  17022              1982                      Leased

36 East Main Street
Ephrata, PA  17522                    1989                      Leased

100 East King Street
Lancaster, PA  17603                  1982                      Owned

                                      Year Leased               Leased or
Location                              or Acquired               Owned
--------                              -----------               -----

Lebanon Valley Mall
2203 West Cumberland Street
Lebanon, PA  17042                    1999                      Owned

Lebanon Plaza Mall
1195 Quentin Road
Lebanon, PA  17042                    1974                      Leased

33 Market Square
Manheim, PA  17545                    1984                      Owned

600 East Simpson Street
Mechanicsburg, PA  17055              1987                      Owned

Silver Spring Commons
6520 Carlisle Pike
Mechanicsburg, PA  17055              1996                      Leased

99 Old York Road
New Cumberland, PA  17070             1999                      Owned

North Middleton
921 Cavalry Road
Carlisle, PA  17013                   1987                      Owned

1677 Oregon Pike
Lancaster, PA  17601                  1991                      Owned

Paxton Square
6075 Allentown Boulevard
Harrisburg, PA  17112                 1990                      Owned

355 Fifth Street
Quarryville, PA  17566                1987                      Leased

Arlington Park
2701 South Queen Street
York, PA  17403                       1999                      Owned

401 Enola Road
Enola, PA  17025                      1979                      Owned

Point Mall
Suite #3
Harrisburg, PA  17111                 1975                      Leased

Newberry Commons
306 Robin Hood Drive
Etters, PA  17319                     1999                      Leased

West Shore Plaza
1200 Market Street
Lemoyne, PA  17043                    1982                      Leased

                                      Year Leased               Leased or
Location                              or Acquired               Owned
--------                              -----------               -----

2450 Eastern Boulevard
York, PA  17402                       1979                      Owned

526 South 29th Street
Harrisburg, PA  17104                 1996                      Owned

Beaufort Farms Plaza
2017 Linglestown Road
Harrisburg, PA  17110                 1996                      Leased

114 West Chocolate Avenue
Hershey, PA  17033                    1996                      Owned

Hershey Square
1161 Mae Street
Hummelstown, PA  17036                1996                      Owned

Mushroom Hill
6301 Grayson Road
Harrisburg, PA  17111                 1997                      Leased

Wertzville Road
301 East Penn Drive
Enola, PA  17025                      1999                      Leased

100 West Washington Street
Hagerstown, MD  21740                 1995                      Leased

1591 Potomac Avenue
Hagerstown, MD  21742                 1995                      Leased

1729 Dual Highway
Hagerstown, MD  21742                 1998                      Leased

1520 Wesel Boulevard
Hagerstown, MD  21742                 1998                      Leased

Mortgage Lending Offices:

2500 Kingston Road
York, PA  17402                       1987                      Owned

Loan Production Offices:

1515 Dekalb Pike
Blue Bell, PA  19422                  1998                      Leased

33 South Main Street
Chambersburg, PA  17201               1998                      Leased

                                      Year Leased               Leased or
Location                              or Acquired               Owned
--------                              -----------               -----

1147 Eichelberger Street
Hanover, PA  17331                    1998                      Leased

200 South Spring Garden Street
Carlisle, PA  17013                   1999                      Leased

Muhlenberg Plaza
3328 Plaza Drive
Reading, PA  19605                    1999                      Leased

Business Banking Office:

2550 Kingston Road
Suite 323
York, PA  17402                       1997                      Leased

ITEM 3.  LEGAL PROCEEDINGS

Management, after consulting with the Registrant's legal counsel, is not aware of any litigation that would have a material adverse effect on the consolidated financial position of the Registrant. In addition, management does not know of any material proceedings contemplated by government authorities against the Registrant or the Bank.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER  MATTERS


On October 21, 1997, the Board of Directors of HFI declared a 3 for 1 stock split to be effected in the form of a dividend to stockholders of record as of November 4, 1997, and payable on November 18, 1997. All share and per share information herein has been restated to reflect the stock split as if it had been in effect during all of the periods presented.

As of December 31, 1999, HFI had 33,574,325 shares of common stock outstanding and 3,550 shareholders of record (excluding shares held in "street name"). HFI's common stock is traded on the NASDAQ under the symbol "HARS". Listed in the table below are the quarterly high and low bid prices for the Common Stock, as reported on the NASDAQ National Market, for the last eight quarters of trading.


                                                          Cash Dividends Paid
          1999                   High             Low          per Share
          ----                   ----             ---          ---------
     Fourth Quarter             11 1/8          6 15/16         $.0600
     Third Quarter              12 5/8             9            $.0600
     Second Quarter             12 3/4            10            $.0600
     First Quarter                15              12            $.0600

                                                          Cash Dividends Paid
          1998                   High             Low          per Share
          ----                   ----             ---          ---------
     Fourth Quarter            16 15/16           11            $.0550
     Third Quarter              22 1/8            12            $.0550
     Second Quarter             27 3/4          21 1/2          $.0550
     First Quarter              27 7/8          17 5/8          $.0550

ITEM 6. SELECTED FINANCIAL DATA (All dollar amounts presented in tables are in 000's)

                                                                         At December 31,
                                            -------------------------------------------------------------------------
                                                 1999          1998           1997          1996           1995
                                            -------------------------------------------------------------------------
Total assets                                  $ 2,691,400   $ 2,497,469    $ 2,207,481   $ 1,768,122    $ 1,255,864
Loans receivable, net                           1,267,983     1,051,642        890,906       823,916        651,605
Loans held for sale, net                            1,646        14,418         14,886         9,053              -
Marketable securities                           1,257,603     1,274,837      1,199,194       828,910        524,932
Deposits                                        1,373,870     1,205,379      1,146,238     1,173,423      1,073,710
Escrow                                              3,511         7,906          8,552         8,203          4,649
Other borrowings                                1,118,000     1,069,254        853,978       420,631         19,180
Stockholders' equity                              169,324       189,970        179,034       152,752        151,459


                                                                    Year Ended December 31,
                                            -------------------------------------------------------------------------
                                                 1999          1998           1997          1996           1995
                                            -------------------------------------------------------------------------
Interest income                               $   174,829   $   164,012    $   141,067   $   107,988    $    80,625
Interest expense                                  113,391       107,150         93,085        67,326         47,696
                                            -------------------------------------------------------------------------
  Net interest income                              61,438        56,862         47,982        40,662         32,929
    Provision for loan losses                       3,180         2,540            610         1,957              -
                                            -------------------------------------------------------------------------
  Net interest income after provision for
  loan losses                                      58,258        54,322         47,372        38,705         32,929
Noninterest income                                 10,757        15,545         14,559         3,996          2,564
Noninterest expense                                42,707        43,329         35,848        42,187         20,776
                                            -------------------------------------------------------------------------
Income before taxes                                26,308        26,538         26,083           514         14,717
Income taxes                                        7,625         7,309          8,312          (517)         5,503
                                            -------------------------------------------------------------------------
  Net income                                  $    18,683   $    19,229    $    17,771   $     1,031    $     9,214
                                            =========================================================================

                                                                       Year Ended December 31,
                                                 -------------------------------------------------------------
Financial Ratios:                                    1999        1998         1997        1996        1995
                                                 -------------------------------------------------------------
Return on average assets                               0.72%       0.82%        0.89%       0.07%       0.81%
Return on average equity                              10.10%      10.33%       10.89%       0.68%       6.34%
Average equity to average assets                       7.15%       7.91%        8.25%       9.88%      12.83%
Period end equity to assets                            6.29%       7.61%        8.11%       8.64%      12.06%


Per Share Data (1):

Basic earnings per share                            $   0.56    $   0.57     $   0.53    $   0.03    $   0.28
Diluted earnings per share                          $   0.55    $   0.57     $   0.52    $   0.03    $   0.28
Dividends per share                                 $   0.24    $   0.22     $   0.20    $   0.19    $   0.17
Book value per share                                $   5.04    $   5.66     $   5.30    $   4.54    $   4.50
Dividend payout ratio                                 10.13%       9.81%        8.67%     141.90%      13.70%

(1) All per share values have been adjusted to reflect the 1997 three for one stock split.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


All statistical information presented in the above referenced section that requires averages has been compiled using average monthly amounts.

In addition to historical information, this section contains forward-looking statements. The forward-looking statements contained in the following sections are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, those discussed in this section. Readers should not place undue reliance on these forward-looking statements, as they reflect management's analysis as of the date of this report. HFI has no obligation to update or revise these forward-looking statements to reflect events or circumstances that occur after the date of this report. Readers should carefully review the risk factors described in other documents that HFI files from time to time with the SEC, including quarterly 10-Q reports and reports filed on Form 8-K.

Results of Operations

Net Interest Income
During 1999, 1998 and 1997, HFI derived most of its earnings from net interest income. Virtually all of the net interest income was earned by the Bank. Net interest income is the excess of interest income earned on average interest-earning assets above interest expense incurred on average interest-bearing liabilities. Net interest income, before provision for loan losses, on a taxable equivalent basis, was $64.3 million in 1999, an increase of $4.1 million, or 6.9% from $60.2 million in 1998. Net interest income in 1998 increased $9.1 million, or 17.9%, from $51.1 million in 1997.

Table 1 presents the average asset and liability balances, interest rates, interest income and interest expense for 1999, 1998, and 1997.

Table 1 Average Balance Sheets, Rates and Interest Income and Expense Summary (All dollar amounts presented in table are in 000's)


                                                                For the Years Ended December 31,
                                --------------------------------------------------------------------------------------------------
                                                 1999                             1998                            1997
                                -------------------------------------------------------------------------------------------------
                                                         Average                           Average                        Average
                                   Average       (1) (2) (Yield/     Average      (1) (2)  (Yield/   Average     (1) (2)  (Yield/
                                   Balance       Interest Cost)       Balance     Interest  Cost)    Balance     Interest  Cost)
                                -------------------------------------------------------------------------------------------------
Assets:
Interest-earning assets:
  Mortgage loans, net                $608,137    $45,310  7.45%       $580,303    $48,593   8.37%     $556,995    $45,808   8.22%
  Commercial loans                    290,014     22,197  7.65%        138,229     11,694   8.46%       78,567      6,767   8.61%
  Direct consumer loans               151,519     13,267  8.76%        144,158     11,995   8.32%      141,785     11,471   8.09%
  Indirect consumer loans             180,588     13,678  7.57%        102,203      8,291   8.11%      102,190      7,971   7.80%
  Marketable securities -
     taxable, net                   1,142,922     73,815  6.46%      1,157,064     75,225   6.50%      916,265     61,561   6.72%
  Marketable securities -
     tax free, net                     99,096      8,300  8.38%        113,106      9,588   8.48%      103,708      8,839   8.52%
  Other interest-earning assets        26,767      1,167  4.36%         28,871      1,982   6.87%       20,524      1,744   8.49%
                                -------------------------------------------------------------------------------------------------
Total interest-earning assets       2,499,043    177,734  7.11%      2,263,934    167,368   7.39%    1,920,034    144,161   7.51%
                                                ---------------                  ----------------                ----------------
Noninterest-earning assets             95,163                           88,977                          75,123
                                -------------                   --------------                    ------------
Total Assets                       $2,594,206                       $2,352,911                      $1,995,157
                                =============                   ==============                    ============
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
  Savings deposits                   $139,098     $2,931  2.11%       $147,954     $3,285   2.22%     $147,738     $4,072   2.76%
  Time deposits                       810,444     42,648  5.26%        726,316     40,153   5.53%      782,578     43,760   5.59%
  NOW and money market
    accounts                          315,812      7,228  2.29%        258,504      7,094   2.74%      220,557      6,551   2.97%
  Escrow/stock subscriptions            5,034         90  1.79%          8,997         90   1.00%        7,444        116   1.55%
  Borrowed funds                    1,113,848     60,494  5.43%        997,260     56,528   5.67%      654,447     38,586   5.90%
                                --------------------------------------------------------------------------------------------------
Total interest-bearing liabilities  2,384,236    113,391  4.76%      2,139,031    107,150   5.01%    1,812,764     93,085   5.13%
                                                ---------------                  ----------------                ----------------
Noninterest-bearing liabilities        24,552                           27,667                          17,853
                                -------------                   --------------                    ------------
Total liabilities                   2,408,788                        2,166,698                       1,830,617
Stockholders' equity                  185,418                          186,213                         164,540
                                -------------                   --------------                    ------------
Total liabilities and
  stockholders' equity             $2,594,206                       $2,352,911                      $1,995,157
                                =============                   ==============                    ============

Net interest income                              $64,343                          $60,218                         $51,076
                                                ========                         ========                        ========
Interest rate spread (3)                                  2.35%                             2.38%                           2.38%
                                                         ======                            ======                          ======
Net interest-earning assets          $114,807                         $124,903                        $107,270
                                =============                   ==============                    ============
Net interest margin (4)                                   2.57%                             2.66%                           2.66%
                                                         ======                            ======                          ======
Ratio of interest-earning assets
  to interest-bearing liabilities        1.05                             1.06                            1.06
                                =============                   ==============                    ============

(1) Includes income recognized on deferred loan fees of $1,633,000 in 1999, $2,635,000 in 1998, and $1,283,000 in 1997.
(2)  Interest income and yields are shown on a tax equivalent basis.
(3) Represents the difference between the average yield on interest-earning assets and the average cost on interest-bearing liabilities.
(4) Represents the annualized net interest income before the provision for loan losses divided by average interest-earning assets.

In addition to absolute levels of net interest income, the volatility of net interest income or its sensitivity to key variables is of significant concern to financial institution constituents. The key variables that determine the volatility of net interest income are changes in average account balances (volume), changes in interest rates and the mix of interest-earning assets and interest-bearing liabilities. A lag exists between the time changes occur in market interest rates and when such changes are reflected in the performance of HFI's interest-earning asset and interest-bearing liability portfolios. The average yield on average interest-earning assets is influenced by the rate of repayments and prepayments, purchases and sales, and the mix of asset maturities as well as current market rates. Similarly, the average cost of average interest-bearing liabilities is influenced by redemptions, early withdrawals, deposit purchases, deposit raising activities, borrowed funds activity and the mix of liability maturities as well as current market rates.

Table 2 presents an analysis of the changes in tax equivalent net interest income attributable to changes in the volume and rate components of net interest income. During 1999, there was an increase in net interest income of $6.2 million due to changes in volume and a decrease of $2.1 million due to changes in rates. During 1998, there was an increase in net interest income of $6.8 million due to changes in volume and an increase of $2.3 million due to changes in rates. Table 1 indicates that the average balance of total earning assets in 1999 increased $235.1 million from 1998 and the average balance of total interest-bearing liabilities increased $245.2 million from 1998. Also, the average balance of total earning assets in 1998 increased $343.9 million from 1997 and the average balance of total interest-bearing liabilities increased $326.3 million from 1997.

Table 2 Rate/Volume Analysis of Changes in Net Interest Income (All dollar amounts presented in table are in 000's)


                                                     Year Ended December 31, 1999             Year Ended December 31, 1998
                                                             Compared to                              Compared to
                                                     Year Ended December 31, 1998             Year Ended December 31, 1997
                                                         Increase (Decrease)                      Increase (Decrease)
                                                 -------------------------------------    -------------------------------------

                                                    Volume         Rate         Net           Volume        Rate         Net
                                                 -------------------------------------    -------------------------------------
Interest-earning assets:
  Mortgage loans, net                                $ 2,246     $ (5,529)   $ (3,283)        $ 1,925      $   860     $ 2,785
  Commercial loans                                    11,720       (1,217)     10,503           5,047         (120)      4,927
  Direct consumer loans                                  625          647       1,272             189          335         524
  Indirect consumer loans                              5,972         (585)      5,387               1          319         320
  Marketable securities - taxable                       (938)        (472)     (1,410)         15,724       (2,060)     13,664
  Marketable securities - taxfree                     (1,176)        (112)     (1,288)            795          (46)        749
  Other interest-earning assets                         (136)        (679)       (815)            617         (379)        238
                                                 -------------------------------------    -------------------------------------
  Total interest-earning assets                       18,313       (7,947)     10,366          24,298       (1,091)     23,207
                                                 -------------------------------------    -------------------------------------
Interest-bearing liabilities:
  Savings deposits                                      (194)        (160)       (354)              6         (793)       (787)
  Time deposits                                        4,514       (2,019)      2,495          (3,127)        (480)     (3,607)
  NOW and money market deposits                        1,413       (1,279)        134           1,067         (524)        543
  Escrow and stock subscriptions                         (51)          51           -              21          (47)        (26)
  Borrowed funds                                       6,426       (2,460)      3,966          19,512       (1,570)     17,942
                                                 -------------------------------------    -------------------------------------
  Total interest-bearing liabilities                  12,108       (5,867)      6,241          17,479       (3,414)     14,065
                                                 -------------------------------------    -------------------------------------
Net change in interest income                        $ 6,205     $ (2,080)   $  4,125         $ 6,819      $ 2,323     $ 9,142
                                                 =====================================    =====================================

Note: Changes in interest income and interest expense arising from the combination of rate and volume variances are prorated across rate and volume variances.

Reflecting the Bank's conversion toward a commercial bank, net interest income increased substantially in 1999 from increased volume in commercial and consumer loans. Average commercial loans increased $151.8 million, or 109.8%, in 1999 due to the continuing success achieved by HFI's Business Banking Group. Average consumer loans increased in 1999 primarily due to the Bank's expansion in automobile lending and increased consumer loan originations through the Bank's branches and loan production offices.

The Bank's average interest-bearing liabilities increased $245.2 million in 1999, with increases of $128.7 million in average deposits and $116.5 million in average borrowings. Average deposit balances were essentially stable in 1998 as compared to 1997.

In recognition of the margin compression experienced by the banking and thrift industries during 1999, 1998, and 1997, management continues to accelerate the Bank's operational conversion to a full-service financial institution. An area of primary importance in this strategy is the Bank's Business Banking Group. The Bank added merger, acquisition, and advisory services to its commercial services menu in 1999 to provide a full range of high-quality commercial financial products and services to commercial customers. Beginning in 1998 and throughout 1999, management expanded its marketing and retailing strategies to leverage the Bank's extensive branch presence and major technology investments to deliver high-quality, high-margin products to its retail markets. Management believes this strategic focus is essential to improving HFI's long-term return to its shareholders and it is committed to success in this endeavor. During 2000, management will continue to accelerate the shift in the Bank's competitive focus away from "thrift-style", or low-margin pricing and toward the marketing and delivery of value-added products and services to more profitable customer segments. Management cannot reasonably estimate the effect on earnings in 2000 or future years from these endeavors.

HFI continues to use wholesale funding sources to support an investment leveraging strategy, but this strategy decreased in relative size to the balance sheet in 1999 versus 1998. The following table summarizes the impact of the leveraging strategy on the return on average assets ("ROAA") and net interest margin ("NIM") for 1999 and 1998.

Comparison of Financial Performance with and without a Capital Leveraging
-------------------------------------------------------------------------
Strategy
--------

                                                                                                Difference in Basis
            For the year 1999                  With Leveraging         Without Leveraging              Points
            -----------------                  ---------------         ------------------              ------
          Return on Average Assets                  .72%                      .54%                       18
             Net Interest Margin                    2.57%                     3.29%                     (72)

            For the year 1998
            -----------------
          Return on Average Assets                  .82%                      .68%                       14
             Net Interest Margin                    2.66%                     3.35%                     (69)

Provision for Loan Losses
HFI maintains an allowance to provide for probable losses on loans and other extensions of credit. During 1999, HFI recorded provisions for loan losses of $3.2 million versus $2.5 million in 1998 and $.6 million in 1997. The increases in 1999 and 1998 provisioning over 1997 reflects the Bank's increased emphasis on commercial and consumer lending and its decreased investment in residential mortgage loans.

Management reviews loan delinquencies and loan quality continuously and performs an assessment of its allowance for loan losses quarterly. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additional provisions for loan losses based on their judgment about information available to them at the time of their examination. A detailed discussion of the Allowance for Loan Losses is presented in the "Asset Quality" section that appears later in this report.

Noninterest Income
Table 3 presents a summary of the changes in noninterest income for the two-year periods ended December 31, 1999.

Table 3 Changes in Noninterest Income (All dollar amounts presented in table are in 000's)

                                                                 1999/1998                       1998/1997
                                                  ---------------------------------------------------------------------------
                                                       1999      Change      %        1998       Change      %        1997
                                                  ---------------------------------------------------------------------------
     Service charges on deposits                     $ 5,907    $  1,721    41.1    $ 4,186      $ 2,030    94.2    $  2,156
     Other service charges/
       commissions/fees                                1,280         397    45.0        883         (472)  (34.8)      1,355
     Net servicing income                                737         600   438.0        137       (2,046)  (93.7)      2,183
     Gain (loss) on sale of
       mortgage-backed securities, net                 1,363        (836)  (38.0)     2,199       (1,377)  (38.5)      3,576
     Gain on sale of other securities, net               337      (2,048)  (85.9)     2,385        1,904   395.8         481
     Gain (loss) on sale of loans, net                   238      (4,782)  (95.3)     5,020        2,548   103.1       2,472
     Other                                               895         160    21.8        735       (1,601)  (68.5)      2,336
                                                  ---------------------------------------------------------------------------
        Total                                        $10,757    $ (4,788)  (30.8)   $15,545      $   986     6.8    $ 14,559
                                                  ===========================================================================

Noninterest income totaled $10.8 million in 1999, which represents a decrease of $4.8 million, or 30.8%, from the $15.5 million recorded in 1998. This decrease included a $2.9 million decrease in gain on sale of securities and a $4.8 million decrease in gain on sale of loans. The decreases in gains on the sale of loans can be attributed to the winding up of a mortgage banking subsidiary and to the rising rate environment prevalent during the second half of 1999 which decreased mortgage loan production and limited gain opportunities. Security gains were reduced in 1999 due to HFI's increased emphasis on core banking revenue and by rising interest rates. These decreases were offset by a $1.7 million increase in other service charges/commissions/fees, reflecting the Bank's continued emphasis on core banking fee income as described below.

Noninterest income totaled $15.5 million in 1998, which represents an increase of $1.0 million, or 6.8%, from the $14.6 million recorded in 1997. One of the major factors for the increase was a $2.0 million increase in service charges on deposits attributable to increased ATM network fees and the continuation of HFI's "High Performance Checking" program. The major thrust of this checking program is delivering a high-quality, profitable line of checking deposit products to a large share of the Bank's market. Interest rate conditions in

1998 produced mixed results in several categories. The continuation of relatively low mortgage rates produced high levels of mortgage refinancing and a corresponding decrease in net servicing income. Consequently, this category dropped $2.0 million in 1998. The same rate environment produced the opportunity to reposition segments of the loan portfolio and generated gains on the sale of loans of $5.0 million, a net increase of $2.5 million, versus 1997. Gains on the sale of marketable securities totaled $4.6 million, a net gain of $.5 million over 1997. Finally, other income dropped $1.6 million reflecting the 1997 recognition of a $1.6 million partial fraud recovery associated with the Bank's 1996 acquisition of First Harrisburg Bancorp.

HFI's strategic initiatives include continued focus on growing noninterest revenue streams and the relative contribution of noninterest income to HFI's earnings. Management's goal is to continue to increase contributions of noninterest income in 2000 with ongoing expansion of the Bank's ATM network and expansion of the branching network. In 2000, management also expects continued significant growth in commercial services, including advisory services and expanded commercial deposit services. Also in 2000, HFI intends to expand its trust and asset management operation and insurance product sales through an insurance operation housed in the First Harrisburg Service Corporation subsidiary. Finally, management is currently exploring opportunities for HFI in the area of retail and commercial brokerage services.

Noninterest Expense
Table 4 presents a summary of the changes in noninterest expense for the two year periods ended December 31, 1999.

Table 4 Changes in Noninterest Expense (All dollar amounts presented in table are in 000's)

                                                       1999/1998                            1998/1997
                                         1999        Change        %         1998       Change        %         1997
                                    ----------------------------------------------------------------------------------
Salaries and benefits                  $ 22,176      $ (160)      (0.7)   $ 22,336     $ 3,330       17.5    $ 19,006
Equipment expense                         3,976         676       20.5       3,300       1,117       51.2       2,183
Occupancy expense                         3,152         140        4.6       3,012         126        4.4       2,886
Advertising and public
  relations                               1,849        (198)      (9.7)      2,047         (44)      (2.1)      2,091
FDIC insurance                              713          17        2.4         696         (55)      (7.3)        751
Director fees                               293         (29)      (9.0)        322         (11)      (3.3)        333
(Income) from real
  estate operations                      (3,191)     (2,637)     476.0        (554)        216      (28.1)       (770)
Amortization and write-
  off of intangibles                      2,640         153        6.2       2,487          94        3.9       2,393
Consulting and other fees                 2,893         893       44.7       2,000         600       42.9       1,400
Supplies, telephone and postage           3,509         544       18.3       2,965         739       33.2       2,226
Other                                     4,697         (21)      (0.4)      4,718       1,369       40.9       3,349
                                    ----------------------------------------------------------------------------------
  Total                                $ 42,707      $ (622)      (1.4)   $ 43,329     $ 7,481       20.9    $ 35,848
                                    ==================================================================================

During 1999, HFI incurred noninterest expense of $42.7 million. This is a decrease of $.6 million, or 1.4%, from the $43.3 million recorded in 1998. The primary reason for this decrease was a $2.6 million gain on the sale of an apartment complex previously recorded in foreclosed real estate, which enhanced income from real estate operations. The Bank recorded net rental income on this apartment complex totaling $.7 million in 1999 and $.8 million in both 1998 and 1997. Offsetting this decrease were consulting and other fees which increased by $.9 million, or 44.7%, and equipment expense which increased $.7, million, or 20.5%. Finally, supplies, telephone and postage increased $.5 million, or 18.3%. All of these expense increases can be attributed to expansion of the Bank's core businesses and winding up unprofitable operations. During the year ended December 31, 1999, HFI restructured its mortgage operations, resulting in additional expense of approximately $1.2 million during this time period. This charge includes the net costs of winding up certain mortgage origination operations in HFI's mortgage banking subsidiary, AVSTAR Mortgage Corporation, and net losses on the sale of certain mortgage assets.

During 1998, HFI incurred noninterest expense of $43.3 million. This was an increase of $7.5 million, or 20.9%, from the $35.9 million recorded in 1997. Salaries and benefits increased $3.3 million, or 17.5%, due to the acquisition of staff to support HFI's transition to a full service community bank. Equipment expense increased by $1.1 million, or 51.2%, primarily because of higher depreciation expense associated with the new mainframe computer system installed in 1997. The remaining net increase in noninterest expenses can be attributed to expansion of the Bank's core businesses.

Provision for Income Taxes
The income tax provision totaled $7.6 million in 1999, which represents a decrease of $.3 million from the $7.3 million recorded in 1998. The income tax provision for 1999 resulted in an effective tax rate of 29.0% on income before taxes of $26.3 million. HFI's 1999 effective tax rate was lower than the statutory rate, primarily due to HFI's significant investment in tax-advantaged loans and marketable securities including municipal bonds and certain preferred equities. Management intends to continue the use of tax-advantaged investments and other tax saving strategies in 2000 to protect HFI's earnings.

The income tax provision totaled $7.3 million in 1998, which represents a decrease of $1.0 million from the $8.3 million of income tax benefit recorded in 1997. The income tax provision for 1998 produced an effective tax rate of 27.5% on income before taxes of $26.5 million. HFI's investment in tax-free marketable securities was the primary reason for HFI's effective rate being lower than the statutory rate.

Discussion of Market Risk
The financial condition and results of HFI are impacted by three primary market risk factors: interest rate risk, credit risk and concentration risk. These risk factors are discussed below based on management's belief as to the order of potential impact to the Bank's earnings and capital, from most critical to least critical.

Interest Rate Risk
Currently, HFI's primary component of market risk is interest rate volatility. Virtually all of HFI's interest rate risk exposure lies with the Bank because all of HFI's interest-bearing liabilities and almost all of its interest-earning assets are located at the Bank level. Fluctuations in market interest rates will impact both the level of net interest income and the market value of virtually all of HFI's assets and liabilities. In addition to interest rate risk associated with loans and deposits, HFI manages interest rate risk associated with the Bank's leverage portfolios. The Bank's leverage portfolios include investments in marketable securities which are funded through wholesale borrowings, most of which are matched funded. The Bank also sells a significant portion of its conforming 30-year mortgage loan originations to mitigate its interest rate risk exposure. In addition, the Bank's investments and borrowing activities are managed to mitigate the Bank's overall interest rate risk profile.

Management employs an Asset/Liability Committee ("ALCO") that meets at least monthly to manage interest rate risk exposure. HFI primarily employs dynamic GAP analysis and Net Interest Income Volatility ("NII") analysis to assist in the management of interest rate risk. The ALCO communicates monthly to the Board of Directors on all matters relevant to interest rate risk exposures. In the context of this discussion, dynamic GAP refers to the Bank's refinement of standard repricing analysis procedures to include anticipated prepayments, option calls, and other factors not normally employed in static GAP analysis. HFI's standard ALCO procedures include a review of monthly GAP results. Table 8, in "Financial Condition" presents the Bank's GAP position as of December 31, 1999. As of this date, the Bank's liability sensitive cumulative one-year GAP ratio was -13.8% and liability sensitive three-year GAP ratio was -20.4%. Management attributes this liability sensitivity to the effect of certain assumed conversions on specific convertible borrowings and to assumed extensions on mortgage loans and mortgage-backed securities. These assumptions reflect the rising interest rates existing in the market at December 31, 1999.

During January, 2000, the Bank converted $100 million of short-term borrowings to fixed-rate borrowings with a weighted-average maturity of greater than four years. These actions were taken to reduce the Bank's three year GAP to within the Bank's policy threshold of + or -15%.

NII volatility analysis is employed to measure the probable effect of income. Management considers one-year and two-year projections for NII volatility to be most relevant for managing HFI's interest rate risk exposure. HFI's standard ALCO procedures include a review of monthly analysis results for NII volatility. Using HFI's asset and liability portfolios as of December 31, 1999, management projects net interest income during 2000 to increase $3.3 million, or 5.1% if market rates decrease 200 basis points over the next twelve months and to decrease $2.8 million, or 4.2% if market rates increase 200 basis points over the next twelve months. These NII volatility values are within the thresholds established by the Board of Directors for market rate shocks.

            Rate Scenarios                  -200 bp       -100 bp         0 bp        +100 bp        +200 bp
----------------------------------------------------------------------------------------------------------------
Absolute Change in NII (in millions)         $3.3          $3.3          $0.0         ($1.7)         ($2.8)
Relative Change in NII                       5.1%          5.0%          0.0%         (2.6%)         (4.2%)
Board of Directors Limit                   +/-10.0%       +/-5.0%        0.0%        +/-(5.0%)     +/-(10.0%)

Financial Instruments and Risk Management
As of December 31, 1999, HFI has entered into five total return swaps. The swaps are intended to hedge market value fluctuations in HFI's retail construction loan portfolio that are caused by changes in market levels of interest rates. The swaps have contract durations of 6 to 8 months and consist of two components:

     . HFI exchanges fixed rate interest payments on a designated mortgage backed security (MBS) pool for a floating rate interest payment indexed to the London Interbank Offered Rate (LIBOR) minus 42 basis points. The settlement is made on a monthly basis between HFI and the counter party.
     . A lump sum payment which reflects the change in market value of the designated MBS pool from the inception of the swap contract to the end of the swap contract. This payment is made at the final date of the contract between HFI and the counter party. HFI receives a payment if the market value of the underlying MBS pool declines. Conversely, HFI must pay the counter party if the value of the MBS pool increases.

The total return swaps are designed to hedge against the decline in the market value of a specifically identified pool of fixed rate construction loans that are to be sold upon their conversion to long term mortgage loans. HFI has determined that there is a high degree of correlation between the changes in the market value of the underlying MBS pool and the fair market value of the hedged loans. Accordingly, HFI has recorded the change in market value of the contract on the balance sheet, with an offsetting entry to the carrying value of the hedged loans. The ultimate gain or loss incurred by HFI as a result of the changes in the market value of the contract will be recognized upon the sale of the construction loans. HFI has accounted for the interest rate swap portion of the contract using synthetic instrument accounting. Under this method, income or losses related to the interest rate swap are accrued as they occur. The notional amount of the contracts and the fair value gain or loss of the swap as of December 31, 1999, are shown in the following table:

Table 5  Total Return Swaps (All dollar amounts presented in table are in 000's)


       Contract                              Notional       Fair Value
         Date             Category            Amount        Gain/(loss)
     --------------  --------------------  -------------  ----------------
         6/4/99        6.5% FNMA Pool           $ 5,000             $ 131
        7/26/99        7.0% FNMA Pool             5,000                56
        8/19/99        7.0% FNMA Pool             7,500                96
       10/19/99        7.0% FNMA Pool             5,000                29
       11/30/99        7.0% FNMA Pool             5,000                28
                                           -------------  ----------------
     Total                                     $ 27,500             $ 340
                                           =============  ================


As of December 31, 1999, the Bank has entered into two callable interest rate swaps totaling $26.0 million. The callable interest rate swaps are matched to callable certificates of deposits. The fixed interest rate received by the Bank as a result of the swap is passed on to the holder of the certificate of deposit. Each callable interest rate swap has the same call date as the callable certificate of deposit to which it is matched. The first callable interest rate swap was entered into on November 16, 1999. This interest rate swap is matched to a callable certificate of deposit with a 10 year final maturity and callable after one year. The second callable interest rate swap was entered into December 6, 1999. This interest rate swap is matched to a callable certificate of deposit with a 7 year final maturity and callable after one year. For both interest rate swaps, the Bank pays a rate of 3 month LIBOR less 9 basis points. For the November 16, 1999 interest rate swap, the Bank receives an interest rate of 7.35%, creating an effective borrowing rate of 5.980% as of December 31, 1999. For the December 6, 1999 interest rate swap, the Bank receives an interest rate of 7.00%, creating an effective borrowing rate of 6.031% as of December 31, 1999.

The notional amount of the contracts and the fair value of the callable interest rate swaps as of December 31, 1999, are shown in the following table:

Table 6 Callable Interest Rate Swaps (All dollar amounts presented in table are in 000's)

                                            Fair Value
       Contract          Notional             as of
         Date             Amount            12/31/99
     ------------      -------------     ---------------
       11/16/99            $ 12,500               $ 369
        12/6/99              13,500                 374
                       -------------     ---------------
     Total                 $ 26,000               $ 743
                       =============     ===============

Credit Risk
Virtually all of HFI's credit risk lies with the Bank, which holds all of HFI's loan assets and virtually all of its marketable securities. Due to underwriting standards and credit and collections management, the Bank's experience in credit losses has been satisfactory. The Bank follows a comprehensive loan policy that details credit underwriting, credit management and loan loss provisioning techniques. With regard to its marketable securities portfolio, at December 31, 1999, over 87% of the marketable securities in HFI's portfolio were rated "AAA", with the remainder rated "AA" or "A". At December 31, 1998, over 85% of the marketable securities in HFI's portfolio were rated "AAA", with the remainder rated "AA" or "A".

Concentration Risk - Geographic
HFI's primary market area includes the five central Pennsylvania counties of Dauphin, Cumberland, York, Lancaster, and Lebanon and the northern Maryland county of Washington. Except for the Bank's manufactured home loan portfolio, virtually all of the Bank's loans and deposits are dependent on this primary market area. The southcentral Pennsylvania and northern Maryland area have enjoyed a strong, well diversified and stable economy for many years relative to the general economic conditions experienced in the Northeastern United States and the nation as a whole. Currently, the Bank's primary market area does not appear to be exhibiting signs of economic deterioration. Should such economic stress become evident, however, the Bank's loan and deposit portfolios and operations could be adversely impacted.

Concentration Risk - Major Creditor
The Bank relies heavily on wholesale borrowings to support its leveraged investment strategies. As discussed in previous sections of this report, these strategies have significantly enhanced the Corporation's return to its shareholders. As presented in detail in the "Borrowings" section of this report, a significant portion of the Bank's wholesale borrowings are placed with the Federal Home Loan Bank of Pittsburgh (the "FHLB"). If the Bank's maximum borrowing capacity with the FHLB were to be encumbered in the future, through statutory restrictions that do not exist at this time or through other means, the Bank's leveraged investment strategies would be impacted to some degree. However, given the quality of the Bank's assets pledged as collateral to support wholesale borrowings, management believes the Bank would be able to expand its placement of borrowings with other primary borrowing sources. Management anticipates that such a shift in borrowing sources would result in, at worst, only modest potential decreases in net interest income from wholesale leveraging activities. Management is not aware of any contemplated regulatory actions that indicate the Bank's borrowing capacity at the FHLB might become restricted to less than the maximum capacity disclosed in the section titled "Borrowings" that appears later in this report.

Sources and Uses of Funds
HFI's operating activities generated cash totaling $66.1 million in 1999. In addition to cash flows from operations, HFI generates and uses cash in its investing and financing activities. During 1999, HFI's cash flows from investing activities resulted in a net use of cash of $222.5 million, which included a net use of cash in securities transactions totaling $38.1 million and a net use of cash from loan transactions totaling $214.4 million. During 1999, HFI's financing activities provided net cash of $173.4 million, including a net increase in deposits totaling $131.2 million and an increase from borrowing activities totaling $48.7 million, which were partially offset by cash dividend payments of $1.9 million and a net use of cash for escrow of $4.4 million.

HFI's operating activities generated cash totaling $11.6 million in 1998. In addition to cash flows from operations, HFI generates and uses cash in its investing and financing activities. During 1998, HFI's cash flows from investing activities resulted in a net use of cash of $246.0 million, which included a net use of cash in securities transactions totaling $72.0 million and a net use of cash from loan transactions totaling $168.9 million. During 1998, HFI's financing activities provided net cash of $266.6 million, including a net decrease in deposits totaling $59.1 million and an increase from borrowing activities totaling $215.3 million, which were partially offset by treasury stock purchases of $6.0 million.

Table 7  Capital Analysis (All dollar amounts presented in table are in 000's)


Harris Financial, Inc. (HFI)                      At December 31,
                                          -------------------------------
                                                 1999           1998
                                          -------------------------------
Capital:
Tier 1 capital                               $   181,053     $   164,955
Tier 2 capital                                    13,529          14,202
                                          -------------------------------
Total capital                                $   194,582     $   179,157
                                          ===============================
Total risk-weighted assets                   $ 1,627,159     $ 1,489,494
                                          ===============================
Ratios:
Tier 1 capital to risk-weighted assets             11.1%           11.1%
Tier 2 capital to risk-weighted assets              0.9%            0.9%
                                          -------------------------------
Total capital to risk-weighted assets              12.0%           12.0%
                                          ===============================
Leverage ratio                                      6.8%            6.8%
                                          ===============================

                                                   At December 31,
                                          -------------------------------
Harris Savings Bank (HSB)                        1999           1998
                                          -------------------------------
Capital:
Tier 1 capital                               $   176,262     $   160,317
Tier 2 capital                                    13,663          14,346
                                          -------------------------------
Total capital                                $   189,925     $   174,663
                                          ===============================
Total risk-weighted assets                   $ 1,623,501     $ 1,485,982
                                          ===============================
Ratios:
Tier 1 capital to risk-weighted assets             10.9%           10.8%
Tier 2 capital to risk-weighted assets              0.8%            1.0%
                                          -------------------------------
Total capital to risk-weighted assets              11.7%           11.8%
                                          ===============================
Leverage ratio                                      6.6%            6.6%
                                          ===============================

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

Shareholders' equity decreased $20.6, or 10.9%, in 1999. The decrease in 1999 included the repurchase of $.4 million in treasury stock, $37.5 million from a net decrease in the market value, net of tax effect, of the available-for-sale securities portfolio, and $1.9 million of dividends declared to stockholders. Offsetting the capital decreases were capital additions of $18.7 million from net income, $.3 million from earned ESOP and RRP shares, and $.1 million in exercised stock options. For 1999, the ratio of average equity to average assets was 7.2%.

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

Interest Rate Sensitivity
The largest component of HFI's net income is net interest income. HFI attempts to maximize net interest income by properly managing a variety of risks, including interest rate risk, credit risk, liquidity risk, and various other market risks. Table 8 sets forth in detail the amounts of the Bank's interest-earning assets and interest-bearing liabilities at December 31, 1999, that are anticipated by the Bank to mature or reprice in each of the future time periods shown.

Table 8  Gap Analysis (All dollar amounts presented in tables are in 000's)

                                                                            At December 31, 1999
                                            ----------------------------------------------------------------------------------------
                                                      One Year                      More Than One Yr.              More Than Three
                                                      or Less                         to Three Yrs.               Yrs. to Five Yrs.
                                            ----------------------------------------------------------------------------------------
                                                      Balance        Rate          Balance        Rate           Balance       Rate
                                            ----------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
Cash and cash equivalents                           $   36,860       5.24%        $       -       0.00%         $       -      0.00%
Marketable securities (1) (3)                          524,067       6.84%           86,903       7.27%            64,054      6.98%
Commercial loans                                       159,604       7.83%           85,700       7.89%            85,187      7.89%
Mortgage loans (2)                                     123,743       7.27%          123,556       6.82%            94,309      6.76%
Consumer loans                                         137,086       8.56%          146,832       8.35%            64,407      8.45%

    Total interest-earning                  ----------------------------------------------------------------------------------------
    assets                                          $  981,360       7.24%        $ 442,991       7.62%         $ 307,957      7.47%
                                            ----------------------------------------------------------------------------------------

INTEREST-BEARING LIABILITIES:
Savings accounts                                    $        -       0.00%        $       -       0.00%         $       -      0.00%
Interest-bearing
    DDA accounts                                             -       0.00%                -       0.00%                 -      0.00%
Non-interest bearing                                         -       0.00%                -       0.00%                 -      0.00%
    DDA accounts
Money market accounts
    (variable)                                         172,550       4.17%                -       0.00%                 -      0.00%
Time deposits                                          591,736       5.23%          280,329       5.62%            34,056      5.34%
Escrow                                                       -       0.00%                -       0.00%                 -      0.00%
Other borrowings                                       589,625       5.58%          340,000       5.76%            63,375      5.52%
    Total interest-bearing                  ----------------------------------------------------------------------------------------
    liabilities                                     $1,353,911       5.25%        $ 620,329       5.70%         $  97,431      5.46%
                                            ----------------------------------------------------------------------------------------

Interest sensitivity gap
   per period                                        ($372,551)                   ($177,338)                    $ 210,526
                                            -------------------            -----------------            ------------------
Cumulative interest
    Sensitivity gap                                  ($372,551)                   ($549,889)                    ($339,363)
                                            -------------------            -----------------            ------------------

Cumulative interest sensitivity gap
     as a percent of total assets                      -13.84%                      -20.42%                       -12.60%
                                            -------------------            -----------------            ------------------
Cumulative net interest-earning assets as a
     percentage of net interest-bearing
     liabilities                                        72.48%                       72.15%                        83.62%
                                            -------------------            -----------------            ------------------
                                                                     At December 31, 1999
                                                    ----------------------------------------------------------

                                                         More Than 5 Yrs.                               Total
                                                    ----------------------------------------------------------
                                                             Balance       Rate          Balance         Rate
                                                    ----------------------------------------------------------
INEREST-EARNING ASSETS:
Cash and cash equivalents                                   $  36,753      0.00%       $    73,613      2.62%
Marketable securities (1) (3)                                 630,977      7.01%         1,306,001      6.96%
Commercial loans                                               16,832      6.06%           347,323      7.77%
Mortgage loans (2)                                            216,932      6.81%           558,541      6.91%
Consumer loans                                                 16,170      8.21%           364,495      8.44%
    Total interest-earning                          ----------------------------------------------------------
    assets                                                  $ 917,664      6.69%       $ 2,649,973      7.14%
                                                    ----------------------------------------------------------

INTEREST-BEARING LIABILITIES:
Savings accounts                                            $ 135,813      2.17%       $   135,813      2.17%
Interest-bearing
    DDA accounts                                              101,807      1.10%           101,807      1.10%
Non-interest bearing                                           54,311      0.00%            54,311      0.00%
    DDA accounts
Money market accounts
    (variable)                                                      -      0.00%           172,550      4.17%
Time deposits                                                   3,267      5.85%           909,389      5.36%
Escrow                                                          3,511      2.02%             3,511      2.02%
Other borrowings                                              125,000      5.32%         1,118,000      5.60%
    Total interest-bearing                          ----------------------------------------------------------
    liabilities                                             $ 423,709      2.59%       $ 2,495,380      4.92%
                                                    ----------------------------------------------------------
Interest sensitivity gap
   per period                                               $ 493,955                  $   154,592
                                                    ------------------           ------------------
Cumulative interest
    Sensitivity gap                                         $ 154,592
                                                    ------------------
Cumulative interest sensitivity gap
     as a percent of total assets                               5.74%
                                                    ------------------
Cumulative net interest-earning assets as a
     percentage of net interest-bearing liabilities           106.20%
                                                    ------------------

(1)  Book value (net of allowance for sale adjustment) of investment portfolio.
(2)  Excludes deferred loan costs and fees.
(3)  Includes amounts presented on a tax equivalent basis.


Generally, the amount of assets and liabilities shown in Table 8 were determined based upon the contractual terms of the underlying financial instruments. However, certain instruments have been presented based on the estimated effects of general repricing and prepayment assumptions. In the current economic environment, refinancing activity is expected to remain at historically low levels due to rising interest rates. Slow prepayment speeds have been assumed for both mortgage loans and mortgage-backed securities. Marketable securities that contain call provisions are assumed not to call. Consumer loans are also assumed to prepay at below average speeds. Time deposits, money market accounts, escrow accounts, and wholesale borrowed funds reflect the contractual maturities of the underlying deposits. Remaining transaction accounts and most of the Bank's short-term savings accounts are considered not to be interest rate sensitive and are assumed to mature beyond five years. Certain borrowings that contain options to convert have been assumed to convert and refinance at expected higher rates.

During January, 2000, the Bank converted $125 million of short-term borrowings to fixed-rate borrowings with a weighted-average maturity of greater than four years. Also during January, 2000, the Bank divested of $25 million in fixed-rate investments and reinvested the proceeds into variable-rate securities. These actions were taken to reduce the Bank's three year GAP to within the Bank's policy threshold of + or - 15%.

Marketable Securities
HFI maintains its marketable securities portfolio to manage risks, to provide additional earnings, and to provide liquidity. Management considers the marketable securities portfolio to be a critical tool for risk management. HFI's investment policy currently provides for held-to-maturity and available-for-sale as defined by Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). During 1998, the Bank discontinued the use of the held-to-maturity portfolio by selling certain assets from the held-to-maturity portfolio and transferring the remainder to the available-for-sale portfolio. The net unrealized after-tax loss related to the available-for-sale securities was $29.3 million as of December 31, 1999, compared to a net unrealized after-tax investment gain of $8.1 million as of December 31, 1998.

The fair value of the marketable securities and investment portfolio was $1,294.5 million at December 31, 1999, down $2.8 million, or .2% from $1,297.3 million at December 31, 1998. Leveraged investments decreased $100.6 million, or 11.7%, to $758.7 million at December 31, 1999 from $859.3 million at December 31, 1998.

During 1999 and 1998, HFI continued to use tax-advantaged instruments to enhance its earnings. The fair value of tax-advantaged investments was $132.6 million as of December 31, 1999, consisting of $63.5 million of municipal bonds and $69.1 million of preferred equity investments. The fair value of tax-advantaged investments was $234.6 million as of December 31, 1998, consisting of $119.2 million of municipal bonds and $115.4 million of preferred equity investments. On a nontaxable equivalent basis, the weighted average yield on the total investment portfolio was 6.65% at December 31, 1999 compared to 6.50% on December 31, 1998. Also, management continues to emphasize flexibility and liquidity in its investment portfolio as evidenced by the discontinuance of the held-to-maturity portfolio.

The table below sets forth certain information regarding the carrying value, weighted average yields and maturities of HFI's marketable securities, including available-for-sale securities, at December 31, 1999. The stratification of balances is based on expected maturities which may differ from contractual maturities.

Table 9 Analysis of Investments (All dollar amounts presented in table are in 000's)

                                                                At December 31, 1999
                                 --------------------------------------------------------------------------------------
                                          One Year                After One Through            After Five Through
                                          or Less                    Five Years                    Ten Years
                                 --------------------------------------------------------------------------------------
                                                 Weighted                     Weighted                     Weighted
                                   Amortized      Average     Amortized       Average       Amortized       Average
                                      Cost         Yield         Cost          Yield           Cost          Yield
                                 --------------------------------------------------------------------------------------
Available-for-sale:
U.S. Government
  and agency obligations            $ 5,000       6.16%        $ 1,500          6.63%      $ 252,197         6.46%
Corporate bonds                           -       0.00%              -          0.00%              -         0.00%
Municipal securities (2)                  -       0.00%              -          0.00%          1,807         5.53%
Equity (1)(2)                             -       0.00%              -          0.00%              -         0.00%
Mortgage-backed securities (3):
  FNMA CMO's                              -       0.00%              -          0.00%              -         0.00%
  FHLMC CMO's                             -       0.00%              -          0.00%              -         0.00%
  Private issue CMO's                     -       0.00%              -          0.00%              -         0.00%
                                 ----------------------------------------------------------------------------------
Total mortgage-backed
     securities                           -       0.00%              -          0.00%              -         0.00%
                                 ----------------------------------------------------------------------------------
Total securities
    available-for-sale              $ 5,000       6.16%        $ 1,500          6.63%      $ 254,004         6.45%
                                 ==================================================================================
                                                        At December 31, 1999
                                 ------------------------------------------------------------------------

                                        Over Ten Years                            Total
                                 ------------------------------------------------------------------------
                                                   Weighted                                   Weighted
                                   Amortized       Average       Amortized        Market       Average
                                      Cost          Yield           Cost          Value         Yield
                                 ------------------------------------------------------------------------
Available-for-sale:
U.S. Government
  and agency obligations          $    90,008          7.30%    $   348,705    $   324,619       6.67%
Corporate bonds                        63,352          7.09%         63,352         59,826       7.09%
Municipal securities (2)               62,173          5.72%         63,980         63,492       5.72%
Equity (1)(2)                         118,434          6.02%        118,434        122,111       6.02%
Mortgage-backed securities (3):
  FNMA CMO's                           99,032          6.82%         99,032         98,267       6.82%
  FHLMC CMO's                         139,328          6.68%        139,328        136,584       6.68%
  Private issue CMO's                 473,170          6.81%        473,170        452,704       6.81%
                                 ----------------------------------------------------------------------
Total mortgage-backed
     securities                   $   711,530          6.79%    $   711,530    $   687,555       6.79%
                                 ----------------------------------------------------------------------
Total securities
    available-for-sale            $ 1,045,497          6.70%    $ 1,306,001    $ 1,257,603       6.65%
                                 ======================================================================

(1)  Includes FHLMC, FNMA, and FHLB stocks
(2) The yield on municipal obligations and certain equity issues have not been computed on a tax equivalent basis
(3) Based on current prepayment trends, $247.4 million of mortgage-backed securities are anticipated to prepay or reprice within three years

The following table sets forth certain information regarding the amortized cost and fair values of HFI's marketable securities portfolio at December 31, 1999 and 1998:

Table 10 Composition of Marketable Securities Portfolios (All dollar amounts presented in table are in 000's)

                                                                 1999                                   1998
                                                 -----------------------------------------------------------------------------
                                                     Amortized             Fair             Amortized             Fair
                                                        Cost              Value               Cost               Value
                                                 -----------------------------------------------------------------------------

Available-for-sale:
U.S. government and agencies                              $ 348,705          $ 324,619           $ 298,247          $ 299,196
Corporate bonds                                              63,352             59,826             148,731            142,240
Municipal securities                                         63,980             63,492             113,557            119,233
Equity                                                      118,434            122,111             149,982            161,344
Asset-backed securities                                           -                  -              15,146             15,661
Mortgage-backed securities:
     FHLMC PC's                                                   -                  -               1,421              1,494
     FNMA CMO's                                              99,032             98,267             104,276            105,864
     FHLMC CMO's                                            139,328            136,584              75,137             75,157
     Private issue CMO's                                    473,170            452,704             355,199            354,648
                                                 -----------------------------------------------------------------------------
Total mortgage-backed securities                            711,530            687,555             536,033            537,163
                                                 -----------------------------------------------------------------------------
Total securities available-for-sale                      $1,306,001         $1,257,603          $1,261,696         $1,274,837
                                                 -----------------------------------------------------------------------------

Other interest-earning securities:
FHLB daily investment                                      $ 36,860           $ 36,860            $ 22,423           $ 22,423
                                                 -----------------------------------------------------------------------------
Total marketable securities and interest-
  earning investments                                    $1,342,861         $1,294,463          $1,284,119         $1,297,260
                                                 =============================================================================

HFI maintains a significant investment in mortgage-backed securities, including primarily floating-rate and fixed rate collateralized mortgage obligations ("CMOs"). A portion of these mortgage-backed securities is directly insured or guaranteed by the FHLMC and FNMA. HFI also maintains a substantial investment in private label (non-agency) CMOs. Management continually monitors these securities and believes that performance has not been impaired on any of these instruments.

Loans
As previously discussed in the "Results of Operations" section of this report, during 1999 and 1998, HFI accelerated the conversion of its operations from those traditionally performed by a savings banks to those of a full-service financial institution. All of HFI's lending operations are conducted by the Bank. As a savings bank, the Bank primarily originated and invested in residential mortgage loans and real estate-secured consumer loans. As part of its strategic conversion to a full-service financial institution, HFI has increased its focus on originating and investing in commercial loans. During 1999 and 1998, the Bank continued to rank as a top residential mortgage originator in its primary market area but substantially decreased its investment in residential mortgage loan assets as a percentage of total assets. The Bank also emphasizes consumer loans, including home equity lines of credit and second mortgage loans, as well as multi-family residential mortgage loans and commercial real estate mortgage loans. The Bank offers its loan products with fixed and adjustable interest rates and a wide variety of repayment terms. With the increase in emphasis on commercial lending, the Bank's ongoing credit risk exposure has increased relative to years before 1997. The "Asset Quality" discussion that follows this section presents a detailed discussion of the Bank's credit risk exposure. Also, the Bank's loan portfolios include primarily loans to borrowers within the central Pennsylvania and northern Maryland region. The Bank's geographic concentration risk was discussed in "Discussion of Market Risks".

The Bank increased its total loan origination activity in 1999 as compared to 1998. During 1999, the Bank originated mortgage loans totaling $223.2 million, commercial loans totaling $213.3 million, and consumer loans including automobile loans, totaling $230.2 million. During 1998, the Bank originated mortgage loans totaling $476.7 million, commercial loans totaling $182.1 million and consumer loans totaling $103.3 million. Management attributes the decrease in mortgage loan originations in 1999 to rising mortgage rates and the winding up of operations at a mortgage banking subsidiary. The increase in commercial loans was primarily due to expansion of the Business Banking operation and related marketing efforts. The increase in consumer loan originations can be attributed primarily to increased marketing, expansion of the branch and loan office networks, and expansion of the automobile financing operation.

Table 11  Loan Composition (All dollar amounts presented in table are in 000's)



                                                                         At December 31,
                                          ------------------------------------------------------------------------------
                                                    1999                      1998                      1997
                                          ------------------------------------------------------------------------------
                                                           Percent                  Percent                   Percent
                                              Amount      of Total      Amount      of Total      Amount      of Total
                                          ------------------------------------------------------------------------------
Mortgage loans:
One-to-four family                              $ 533,605    42.06%      $ 566,438     53.65%      $ 539,248     60.34%
Construction (1)                                   23,270     1.83%         29,032      2.76%         35,209      3.94%
Other                                                  20     0.00%          6,962      0.66%          1,605      0.19%
                                          ------------------------------------------------------------------------------
  Total mortgage loans                            556,895    43.89%        602,432     57.07%        576,062     64.47%
                                          ------------------------------------------------------------------------------

Commercial loans:
                                          ------------------------------------------------------------------------------
  Total commercial loans                          347,323    27.38%        203,585     19.28%         81,255      9.09%
                                          ------------------------------------------------------------------------------

Consumer and other loans:
Manufactured housing                               78,801     6.21%         63,758      6.04%         71,356      7.98%
Home equity and second mortgage                   179,180    14.12%        155,310     14.71%        155,861     17.44%
Indirect automobile and other                     106,514     8.40%         30,647      2.90%          9,097      1.02%
                                          ------------------------------------------------------------------------------
  Total consumer and other loans                  364,495    28.73%        249,715     23.65%        236,314     26.44%
                                          ------------------------------------------------------------------------------
  Loans receivable, gross                       1,268,713   100.00%      1,055,732    100.00%        893,631    100.00%
                                          ------------------------------------------------------------------------------

Plus:
Dealer reserves                                    20,698                   13,996                    14,504

Less:
Unearned discounts                                    296                      471                       855
Net deferred loans origination fees                 9,259                    8,527                     8,182
Allowance for loan losses                          11,873                    9,088                     8,192
                                          ------------------------------------------------------------------------------
                                                   21,428                   18,086                    17,229
                                          ------------------------------------------------------------------------------
  Loans receivable, net                       $ 1,267,983              $ 1,051,642                 $ 890,906
                                          ==============================================================================

Mortgage loans:
ARM                                              $ 58,474    10.50%       $ 65,725     10.91%       $ 90,615     15.73%
Fixed-rate                                        498,421    89.50%        536,707     89.09%        485,447     84.27%
                                          ------------------------------------------------------------------------------
  Total mortgage loans                          $ 556,895   100.00%      $ 602,432    100.00%      $ 576,062    100.00%
                                          ==============================================================================

(1) Net of undisbursed portion of $27,281 in 1999, $37,319 in 1998, and $29,338 in 1997.

Table 12 Loan Maturity Repricing (All dollar amounts presented in table are in 000's)

                                                     Amounts Due or Repricing at December 31, 1999
                                    -------------------------------------------------------------------------------------
                                                               After One Year
                                                  ------------------------------------------
                                                    Over One     Over Three                     Total
                                       Within        Through       Through        Over        After One
                                      One Year     Three Years   Five Years    Five Years       Year          Total
                                    -------------------------------------------------------------------------------------
                                                                           Fixed
                                    -------------------------------------------------------------------------------------
Mortgage loans:
One-to-four family                      $   4,661     $  11,314     $  16,478     $ 442,678   $   470,470    $   475,131
Construction                                1,030             -             -        22,240        22,240         23,270
Other                                          20             -             -             -             -             20
                                    -------------------------------------------------------------------------------------
   Total mortgage loans                     5,711        11,314        16,478       464,918       492,710        498,421
                                    -------------------------------------------------------------------------------------
Commercial loans:
Other commercial                           19,950        35,280        24,887        24,612        84,779        104,729
                                    -------------------------------------------------------------------------------------
   Total commercial loans                  19,950        35,280        24,887        24,612        84,779        104,729
                                    -------------------------------------------------------------------------------------
Consumer and other loans:
Home equity and second mortgage             5,684        14,380        13,742       107,765       135,887        141,571
Other                                         358        28,301        77,465        76,743       182,509        182,867
                                    -------------------------------------------------------------------------------------
   Total consumer and other loans           6,042        42,681        91,207       184,508       318,396        324,438
                                    -------------------------------------------------------------------------------------
       Total fixed                      $  31,703     $  89,275     $ 132,572     $ 674,038   $   895,885    $   927,588
                                    -------------------------------------------------------------------------------------

                                                                         Adjustable
                                    -------------------------------------------------------------------------------------
Mortgage loans:
One-to-four family                      $  26,587     $  22,233     $   8,319     $   1,335   $    31,887    $    58,474
Construction                                    -             -             -             -             -              -
                                    -------------------------------------------------------------------------------------
   Total mortgage loans                    26,587        22,233         8,319         1,335        31,887         58,474
                                    -------------------------------------------------------------------------------------
Commercial loans:
Other commercial                           76,962        85,773        43,862        35,997       165,632        242,594
                                    -------------------------------------------------------------------------------------
   Total commercial loans                  76,962        85,773        43,862        35,997       165,632        242,594
                                    -------------------------------------------------------------------------------------
Consumer and other loans:
Home equity and second mortgage            37,609             -             -             -             -         37,609
Other                                       2,448             -             -             -             -          2,448
                                    -------------------------------------------------------------------------------------
   Total consumer and other loans          40,057             -             -             -             -         40,057
                                    -------------------------------------------------------------------------------------
       Total adjustable                 $ 143,606     $ 108,006     $  52,181     $  37,332   $   197,519    $   341,125
                                    -------------------------------------------------------------------------------------

   Loans receivable, gross              $ 175,309     $ 197,281     $ 184,753     $ 711,370   $ 1,093,404    $ 1,268,713
                                    =====================================================================================

Asset Quality
Virtually all of HFI's credit risk lies with the Bank, which holds all of HFI's loan assets and virtually all of its marketable securities. With regard to its marketable securities portfolio, at December 31, 1999 and 1998, over 85% of the marketable securities in HFI's portfolio were rated "AAA" with the remainder rated "AA" or "A". Although credit losses were higher in 1998 and 1999, management believes that the Bank's loss experience continues to reflect prudent underwriting activities. As part of conversion of its operations from those of a traditional thrift institution, the Bank created a Business Banking Group in 1996 to offer commercial financial products and services to businesses in the Bank's primary market area. This expansion beyond traditional thrift lending such as residential mortgage lending and real estate secured consumer lending has had the effect of increasing the Bank's credit risk exposure. To accommodate this credit risk exposure, management has hired skilled and experienced commercial lending professionals to manage it's Business Banking Group. In addition, the Bank has adopted commercial bank underwriting, credit management and loan loss provisioning techniques under the direction of a senior executive level Chief Credit Officer.

As part of its credit risk management activities, the Bank follows a policy of continuous credit loss monitoring, including assessment of the adequacy of the allowance for loan losses. The assessment of the adequacy of the allowance for loan losses is based on internal and external factors. The external factors include the general economic condition of the Bank's market area and regulatory guidelines. The internal factors include the current composition of the portfolio, portfolio trends, and the current emphasis on commercial lending.

The Bank follows the provisions of Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114), as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure" (SFAS 118). SFAS 114 and SFAS 118 address the accounting by creditors for impairment of certain loans. The Statements require that impaired loans that are within the scope of SFAS 114 be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or the loan's market price or the fair value of the collateral if the loan is collateral dependent. SFAS 118 amended the provisions of SFAS 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan and to require additional disclosure on interest income recognition related to impaired loans.

When a loan is considered to be impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or at the loan's market price or fair value of the collateral if the loan is collateral dependent. Management evaluates certain commercial loans individually for impairment. The Bank excludes smaller balance, homogeneous loans such as consumer and residential mortgage loans from the evaluation for impairment. Impairment losses are included in the allowance for loan losses. Impaired loans are charged-off when management determines that the loan is not likely to be collectible. Interest income on impaired loans is generally recorded as payments are collected. Interest on impaired loans that are contractually past due at least ninety days is reserved in accordance with regulatory requirements.

At December 31, 1999, the Bank had $9,517,000 in impaired loans. The December 31, 1999 allowance for loan losses has a reserve of $1,767,550 for these impaired loans. In 1998, the Bank had no impaired loans and no required impairment loss reserves.

Table 13 presents an allocation of the allowance for loan losses by category of loans as of December 31, 1999, 1998, and 1997. The reserve for one-to-four family mortgage loans is calculated by applying a reserve factor to the balance of outstanding mortgage loans at the end of the specified period. The reserve factor is adjusted to reflect the impact of actual charge-off history, credit concentrations and delinquency trends.

The reserve for consumer and other loans is calculated by applying a reserve factor to pools of consumer loans bearing similar characteristics. These pools include direct and indirect installment loans, indirect mobile home loans, and automobile loans, and the funded portion of individual lines of credit. The reserve factors are adjusted to reflect the impact of actual charge-off history, loan concentrations and delinquency trends.

The reserve for commercial loans is determined by analyzing the portfolio through the use of a risk rating system. Specific reserves are assigned to loans that have been given poor quality ratings based on the severity of the customer's financial condition and an estimate of the loss incurred. In addition, certain loans are pooled and a reserve is assigned by rating for categories of risk. The reserve allocated to commercial loans for the year ending December 31, 1999, has increased by $2.2 million over the reserve for the year ending December 31, 1998. This increase is primarily due to an increase in the volume of commercial loan balances.

The reserve for unfunded commitments represents the Bank's estimation of loss incurred relative to unfunded credit balances committed to customers. The reserve assigned to this pool is developed using factors such as portfolio trends, credit concentrations and economic conditions. The reserve established for unfunded commitments is classified as a separate liability from the allowance for loan losses.

Table 13 Allocation of the Allowance for Loan Losses (All dollar amounts presented in table are in 000's)

                                                                                   As of December 31,
                                              ------------------------------------------------------------------------------
                                                           1999                       1998                      1997
                                              ------------------------------------------------------------------------------
                                                            % of Total                % of Total                % of Total
                                                 Amount       Loans        Amount        Loans       Amount        Loans
                                              ------------------------------------------------------------------------------
One-to-four family mortgage loans                $     838       42.06%    $      969      53.65%    $    1,352      60.34%
Commercial loans                                     7,154       27.38%         4,909      19.28%         2,160       9.09%
Consumer and other loans                             3,073       30.56%         2,358      27.07%         3,041      30.57%
Unallocated                                            808       N/A              852      N/A            1,639      N/A
                                              ------------------------------------------------------------------------------
    Total                                        $  11,873      100.00%    $    9,088     100.00%    $    8,192     100.00%
                                              ==============================================================================

Reserve for unfunded commitments                 $     308                 $      925                $      422
                                              -------------             --------------            --------------

Table 14 presents an analysis of activity in the Bank's allowance for loan losses for 1999, 1998, and 1997. Net additions to the allowance during this three-year period totaled $3.6 million, or 30.2%, of the $11.9 million balance in the allowance at December 31, 1999. Charge-offs of loans, net of recoveries, amounted to $1.0 million in 1999, $1.2 million in 1998, and $.3 million in 1997, and totaled $2.5 million for the three years combined.

Table 14 Analysis of the Allowance for Loan Losses (All dollar amounts presented in table are in 000's)

                                                                         At or for the years ended
                                                                             December 31, (1)
                                                                  ----------------------------------------
                                                                      1999         1998          1997
                                                                  ----------------------------------------
Balance at beginning of period                                      $    9,088     $   8,192    $   8,322
Provision for loan losses                                                3,180         2,540          610
Provision component related to unfunded commitments                        617          (503)        (422)

Charge-offs:
Commercial                                                                 (50)         (591)           -
One-to-four family mortgage loans                                         (253)         (173)        (341)
Other mortgage loans                                                         -           (83)         (19)
Consumer and other loans                                                  (970)         (344)          (8)
                                                                  ----------------------------------------
Total charge-offs                                                       (1,273)       (1,191)        (368)
                                                                  ----------------------------------------
Recoveries:
Commercial                                                                  61             -            -
One-to-four family mortgage loans                                           73             -           10
Other mortgage loans                                                         -             2           14
Consumer and other loans                                                   127            48           26
                                                                  ----------------------------------------
Total recoveries                                                           261            50           50
                                                                  ----------------------------------------
Balance at the end of the period                                    $   11,873     $   9,088    $   8,192
                                                                  ========================================

Net charge-offs to average loans outstanding                             0.08%         0.12%        0.04%
                                                                  ========================================

(1)  During the periods noted, the Bank held no foreign loans.


Table 15 reflects the Bank's non-performing asset balances as of December 31, 1999, 1998 and 1997.

Prior to the quarter ended March 31, 1999, HFI considered all loans that were delinquent 90 days or more with respect to principal and interest repayments to be in non-accrual status. During the quarter ended March 31, 1999, HFI adopted a policy that follows the Federal Financial Institutions Examination Council ("FFIEC") uniform bank examination guidelines. The major provisions of the policy are:

 . Loans that are 90 days past due are still considered to be in an accrual status.

 . Any loan that is 90 days past due will be reviewed on a monthly basis to determine its loss potential.

 . Once the loan is 120 days past due, any unsecured loan balance is charged off.

 .  Interest income recognized from the filing date of the most recent FDIC
   Report of Condition up to and including the date of charge-off will be charged against current interest income. Any remaining accrued interest receivable will be charged off against the allowance for loan loss.

Loans that are considered performing and are current as to payments of principal and interest but have an above normal risk of becoming non-performing or requiring restructuring in the future are estimated to total approximately $16.1 million at December 31, 1999.

Table 15 Non-Performing Assets (All dollar amounts presented in table are in 000's)

                                                                              At December 31,
                                                               ---------------------------------------------
                                                                      1999           1998           1997
                                                               ---------------------------------------------
Non-accrual mortgage loans                                           $  9,280       $  5,762       $  5,544
Non-accrual other loans                                                   727          1,889          1,394
                                                               ---------------------------------------------
  Total non-accrual loans (1)                                          10,007          7,651          6,938
Loans 90 days or more delinquent and still accruing                     6,128              -              -
                                                               ---------------------------------------------
  Total non-performing loans                                           16,135          7,651          6,938
  Total foreclosed other                                                1,149              -              -
  Total foreclosed real estate (2)                                        396          7,188          6,711
                                                               ---------------------------------------------
Total non-performing assets                                          $ 17,680       $ 14,839       $ 13,649
                                                               =============================================

Total non-performing loans to total loans (3)                           1.27%          0.73%          0.78%

Total non-performing loans and
   foreclosed real estate to total assets                               0.66%          0.59%          0.62%

(1) HFI would have recorded additional interest income on non-accrual loans, had they been current, of $.3 million in 1999, $.4 million in 1998, and $.4 million in 1997.
(2) This amount includes a foreclosed apartment complex with a carrying value of $6.0 million that was sold in 1999.
(3)  Total loans exclude loans held-for-sale.

Management believes that the Bank's ratio of non-performing loans to total loans and its ratio of non-performing assets to total assets compare favorably to industry peer group averages. Management believes that the long-term financial strength and profitability of the Bank are greatly dependent upon its ability to maintain strong asset quality.

Deposits
All of HFI's deposit gathering activities are conducted through the Bank. As of December 31, 1999, the Bank's total deposit portfolio of $1,373.9 million included time deposits of $909.4 million, or 66.2% of total deposits, and checking, money market, and savings deposits totaling $464.5 million, or 33.8% of total deposits. This compares to total deposits of $1,205.4 million at December 31, 1998, at which time the Bank held $765.2 million of time deposits, or 63.5% of total deposits, and checking, money market, and savings deposits totaling $440.2 million, or 36.5%, of total deposits. Included in the Bank's time deposits at December 31, 1999, were $77.1 million of brokered certificates of deposit. The Bank held $50.0 million of brokered deposits at December 31, 1998.

Table 16 provides a detailed analysis of the Bank's average deposit balances, average cost and interest expense for 1999, 1998, and 1997.

Table 16 Average Interest-Bearing Deposits, Interest Expense and Average Cost
         (All dollar amounts presented in table are in 000's)


                                                             For the Years Ended December 31,
                   ----------------------------------------------------------------------------------------------------------------
                                      1999                                 1998                                  1997
                   ----------------------------------------------------------------------------------------------------------------
                        Average                Average      Average                 Average     Average                    Average
                        Balance     Interest    Cost        Balance      Interest    Cost       Balance        Interest     Cost
                   ----------------------------------------------------------------------------------------------------------------
Savings deposits   $     139,098    $   2,931     2.11%   $    147,954  $    3,285     2.22%   $   147,738   $     4,072     2.76%
Time deposits            810,444       42,648     5.26%        726,316      40,153     5.53%       782,578        43,760     5.59%
NOW and money
  market accounts        315,812        7,228     2.29%        258,504       7,094     2.74%       220,557         6,551     2.97%
                   ----------------------------------------------------------------------------------------------------------------
Total              $   1,265,354    $  52,807     4.17%   $  1,132,774  $   50,532     4.46%   $ 1,150,873   $    54,383     4.73%
                   ================================================================================================================

The Bank's relative mix of lower-cost deposits to total deposits has improved in 1999 relative to 1998, primarily reflecting improved marketing and increased pricing discipline. The Bank also increased its emphasis on attracting checking and money market deposits.

The aggregate amount of deposits with a minimum denomination of $100,000 as of year end was $199.9 million for 1999, $165.7 million for 1998, and $136.9 million for 1997. Table 17 presents a maturity stratification of the Bank's time deposits with minimum denominations of $100,000 as of December 31, 1999, 1998 and 1997.

Table 17 Maturity and Repricing of Time Deposits of $100,000 or more (All dollar amounts presented in table are in 000's)


                                                                 As of December 31,
                                                  -------------------------------------------------
                                                        1999             1998             1997
                                                  -------------------------------------------------
Three months or less                              $       12,318    $      11,237    $      12,452
Over three months through six months                      17,455            8,959            7,149
Over six months through twelve months                     28,937           18,515           11,131
Over twelve months                                        44,774           23,838           23,532
                                                  -------------------------------------------------
  Total                                           $      103,484    $      62,549    $      54,264
                                                  =================================================

The Bank pays deposit insurance premiums to the SAIF of the FDIC. The Bank's assessment rate was 5.9 basis points in 1999, 6.1 basis points in 1998, and 6.4 basis points in 1997. The Bank paid insurance premiums to the SAIF totaling $.7 million in both 1999 and 1998, and $.8 million in 1997.

Other Borrowings
All of HFI's other borrowings are placed at the Bank level. The Bank relies on wholesale borrowings to support its leveraged investment strategies and to substitute when deposit funds are insufficient to match certain asset maturities. As discussed in previous sections, the leveraged investment strategies have significantly enhanced HFI's return to its shareholders. The Bank had other borrowings totaling $1,118.0 million at year end 1999 and $1,069.3 million at year end 1998, and $.9 million at year end 1997. Table 18 presents the composition of other borrowings as of December 31, 1999, 1998, and 1997.

Table 18 Other Borrowing Information (All dollar amounts presented in table are in 000's)



                                                                1999           1998          1997
                                                          --------------------------------------------
Outstanding at December 31,
   FHLB                                                      $   805,000    $   746,581   $   575,440
   Repurchase agreements                                         313,000        322,673       277,548
   ESOP                                                                -              -           990
                                                          --------------------------------------------
      Total                                                  $ 1,118,000    $ 1,069,254   $   853,978
                                                          ============================================
Weighted average rate at December 31,
   FHLB                                                            5.59%          5.32%         5.85%
   Repurchase agreements                                           5.63%          5.41%         5.87%
   ESOP                                                            0.00%          0.00%         5.75%
                                                          --------------------------------------------
      Total                                                        5.60%          5.35%         5.85%
                                                          ============================================
Maximum amount outstanding at any month end
   FHLB                                                      $   870,000    $   720,639   $   600,702
   Repurchase agreements                                         313,000        358,157       279,366
   ESOP                                                                -              -           990
                                                          --------------------------------------------
      Total                                                  $ 1,183,000    $ 1,078,796   $   881,058
                                                          ============================================
Average amount outstanding for the year
   FHLB                                                      $   800,105    $   644,727   $   496,627
   Repurchase agreements                                         313,743        352,117       156,830
   ESOP                                                                -            416           990
                                                          --------------------------------------------
      Total                                                  $ 1,113,848    $   997,260   $   654,447
                                                          ============================================
Weighted average rate for the year
   FHLB                                                            5.40%          5.67%         5.83%
   Repurchase agreements                                           5.50%          5.67%         5.79%
   ESOP                                                                -          5.75%         5.75%
                                                          --------------------------------------------
      Total                                                        5.43%          5.67%         5.82%
                                                          ============================================

Average non-deposit borrowings, which include other borrowings and escrow account balances, were $1,118.9 million in 1999, $1,006.3 million in 1998, and $661.9 million in 1997. Average non-deposit borrowings increased $112.6 million in 1999 and $344.4 million in 1998, primarily to fund leveraged investments and to supplement deposits. Included in non-deposit borrowings were repurchase agreements, the average balance of which was $313.7 million in 1999, $352.1 million in 1998, and $156.8 million in 1997. The highest month-end balance of repurchase agreements outstanding was $313.0 million in 1999, $358.2 million in 1998, and $279.4 million in 1997. The securities underlying the repurchase agreements were under the Bank's control.

Table 19 presents the scheduled maturity of the Bank's other borrowings as of December 31, 1999, 1998, and 1997. As part of the Bank's interest rate risk management strategy, most borrowings used to fund leveraged investments have been matched to the associated assets.

Table 19 Maturity of Other Borrowings (All dollar amounts presented in table are in 000's)


                                                                             At December 31,
                                                            --------------------------------------------------
                                                                     1999             1998            1997
                                                            --------------------------------------------------
Three months or less                                              $   290,000     $   194,764       $ 105,512
Over three months through six months                                        -          25,472          98,895
Over six months through twelve months                                 125,000          50,643         122,366
Over twelve months                                                    703,000         798,375         527,205
                                                            --------------------------------------------------
     Total                                                        $ 1,118,000     $ 1,069,254       $ 853,978
                                                            ==================================================

A significant portion of the Bank's wholesale borrowings is placed with the FHLB. These FHLB borrowings are fully secured by certain debt securities and qualifying first mortgage loans. The Bank's maximum borrowing capacity with the FHLB totaled $1,059.5 million at year end 1999 and $943.5 million at year end 1998. As of December 31, 1999, the Bank had total borrowings outstanding with the FHLB of $805.0 million.

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

The Bank maintains a leveraged Employee Stock Ownership Plan ("ESOP") for the benefit of its employees. The terms of the associated ESOP borrowing included five equal annual principal installments of $495,000 beginning January 25, 1995 and on the last day of January each year thereafter until retirement of the debt. During 1998, management retired the ESOP debt and refinanced the remaining $495,000 as a loan from HFI to the Plan.

Acquisitions
HFI acquired two branches in 1999 in the Lebanon market, one of which was subsequently closed. HFI accounted for this transaction as a purchase, with $3.3 million of deposit premium intangibles recorded on $37.3 million of deposit balances acquired.

During 1999, HFI acquired an equity interest in WFG Capital Advisors, a locally-based business advisory firm. Through this endeavor, HFI offers its commercial customers extensive advisory services for business expansion, business purchases and business sales.

Management considers an aggressive acquisition strategy to be a crucial strategic objective. Management believes that consolidation of the financial services industry will continue to present acquisition opportunities in geographical markets and business market niches within which HFI intends to expand and prosper. These markets may include non-traditional banking products and services.

Liquidity
Virtually all of HFI's liquidity exists at the Bank level. During 1999 and 1998, HFI maintained substantial excess liquidity which, in this case, refers to the ability of HFI to generate an amount of cash over and above its current commitments without taking any action that would diminish earnings or capital. HFI anticipates that it will have sufficient funds available from normal operations to meet its current commitments. At December 31, 1999, the Bank had commitments to originate loans, including funds available on construction loans, of $58.4 million, and no commitments to purchase marketable securities. The Bank is also obligated to pay $4.8 million under its lease agreements for branch and administrative facilities. Certificates of deposits that are scheduled to mature in one year or less as of December 31, 1999, totaled $591.7 million, including $51.1 million of brokered certificates. Based upon historical experience, management estimates that a significant portion of its retail certificates of deposit will remain with the Bank. HFI's primary sources of funds are deposits, other borrowings and proceeds from principal and interest payments on loans and marketable securities. While maturities and scheduled amortization are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general levels of interest rates, economic conditions and competition. HFI and the Bank are required to maintain a certain level of liquid assets, as determined by management and reviewed for adequacy by the FDIC during their regular examination. The FDIC, however, does not prescribe by regulation a minimum amount or percentage of liquid assets. The FDIC allows any marketable security whose sale would not impair the capital adequacy to be eligible for liquidity. HFI's liquidity is quantified through the use of three ratios:

 . A standard liquidity ratio of liquid assets to short-term borrowings plus deposits.

 . An internal dependency ratio which includes investments in the available-for-sale portfolio as short-term assets.

 . An external dependency ratio calculated according to FDIC guidelines which excludes the available-for-sale portfolio as short-term assets.

HFI's standard liquidity ratios, internal dependency ratios, and external dependency ratios for 1999, 1998, and 1997 are shown in Table 20 below.

Table 20 Standard liquidity ratios, internal dependency ratios, and external dependency ratios


                                              1999           1998           1997
                                       --------------------------------------------
Standard liquidity ratio                       75.2%          97.7%          82.0%
Internal dependency ratio                     -57.6%        -102.0%         -71.6%
External dependency ratio                      20.8%           8.0%          17.4%

Year 2000 Compliance
In preparation for the impact of the Year 2000 on HFI's computer hardware, software programs and operating systems, HFI performed an extensive compliance project. This project was broken down into several distinct phases and is described in detail in the Form 10-Q filed for the quarter ending September 30, 1999. HFI believes that this project has addressed all significant Year 2000 issues. As of the report date, the rollover to Year 2000 has not resulted in any operational problems and management does not anticipate any problems going forward. The total costs incurred to complete the Year 2000 remediation was $221,000.

Financial Services Modernization
On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999, federal legislation intended to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial services providers. Generally, the Act:

 . repeals the historical restrictions and eliminates many federal and state law barriers to affiliations among banks, securities firms, insurance companies and other financial insurance providers;
 .  provides a uniform framework for the functional regulation of the activities of banks, savings institutions and their holding companies;
 .  broadens the activities that may be conducted by national banks, banking subsidiaries or financial holding companies and their subsidiaries;
 .  provides an enhanced framework for protecting the privacy of consumer information;
 . adopts a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the Federal Home Loan Bank System;
 .  modifies the laws governing the implementation of the Community
   Reinvestment Act; and
 . addresses a variety of other legal and regulatory issues affecting both day to day operations and long term activities of financial institutions.

Bank holding companies which elect to become financial holding companies will be permitted to engage in a wider variety of financial activities than permitted under prior law, particularly with respect to insurance and securities activities. In addition, in a change from prior law, bank holding companies may be owned, controlled or acquired by any company engaged in financially related activities.

Management does not believe that the Act will have a material adverse affect on HFI's operations in the near term. However, to the extent that the Act permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This could result in a growing number of larger financial institutions that offer a wider variety of financial services than HFI currently offers and that can aggressively compete in the markets HFI currently serves.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information see "Management's Discussion and Analysis of Financial Condition and Results of Operations".


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                Consolidated Statements of Financial Condition
                          December 31, 1999 and 1998
                     (in thousands, except for share data)

                                                                                               1999                1998
                                                                                       ------------------------------------
Assets
  Cash and cash equivalents                                                       $            73,613  $            56,741
  Marketable securities available-for-sale (note 4)                                         1,257,603            1,274,837
  Loans receivable, net (note 5)                                                            1,267,983            1,051,642
  Loans held for sale, net                                                                      1,646               14,418
  Loan servicing rights (note 6)                                                                7,616               10,996
  Investments in real estate and other joint ventures                                              51                7,262
  Premises and equipment, net (note 7)                                                         23,228               21,614
  Intangible assets (note 8)                                                                   17,617               16,909
  Accrued interest receivable                                                                  18,302               15,523
  Income taxes receivable                                                                           -                  635
  Deferred tax asset, net (note 16)                                                            17,402                    -
  Other assets                                                                                  6,339               26,892
                                                                                       ---------------     ----------------
    Total assets                                                                  $         2,691,400  $         2,497,469
                                                                                       ===============     ================
Liabilities and Stockholders' Equity
  Deposits (note 9)                                                               $         1,373,870  $         1,205,379
  Escrow                                                                                        3,511                7,906
  Accrued interest payable                                                                     10,292                6,965
  Other borrowings (note 10)                                                                1,118,000            1,069,254
  Postretirement benefit obligation (note 13)                                                   2,538                2,452
  Deferred tax liability, net (note 16)                                                             -                5,472
  Income taxes payable                                                                          2,302                    -
  Other liabilities                                                                            11,563               10,071
                                                                                       ---------------     ----------------
    Total liabilities                                                                       2,522,076            2,307,499
                                                                                       ---------------     ----------------

  Commitments (notes 12 and 18)

  Common stock $.01 par value, authorized 100,000,000 shares; 34,023,625 shares issued and 33,574,325 shares outstanding at December 31, 1999 and 33,993,500
    shares issued and 33,584,200 shares outstanding at December 31, 1998                          340                  340
  Paid in capital                                                                              30,323               29,960
  Retained earnings                                                                           175,158              158,386
  Accumulated other comprehensive income (note 25)                                            (29,347)               8,106
  Employee stock ownership plan (note 14)                                                        (296)                (396)
  Recognition and retention plans (note 15)                                                      (456)                (456)
  Treasury stock, 449,300 shares at December 31, 1999 and
    409,300 shares at December 31, 1998 (note 1)                                               (6,398)              (5,970)
                                                                                       ---------------     ----------------
    Total stockholders' equity                                                                169,324              189,970
                                                                                       ---------------     ----------------

  Total liabilities and stockholders' equity                                      $         2,691,400  $         2,497,469
                                                                                       ===============     ================

See accompanying notes to financial statements.

                    HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income
                 Years Ended December 31, 1999, 1998 and 1997
                   (in thousands, except for per share data)

Interest income:                                                         1999         1998         1997
                                                                  ----------------------------------------
Loans receivable:
  First mortgage loans                                                $ 44,444     $ 44,874      $ 43,929
  Commercial loans                                                      22,197       11,694         6,767
  Consumer and other loans                                              26,945       20,286        19,442
  Held-for-sale                                                            866        3,719         1,879
Taxable investments                                                     29,520       31,505        21,239
Taxfree investments                                                      5,395        6,232         5,746
Dividends                                                                7,896        9,138         7,821
Mortgage-backed securities                                              37,460       36,480        34,075
Money market investments                                                   106           84           169
                                                                  ----------------------------------------
  Total interest income                                                174,829      164,012       141,067
                                                                  ----------------------------------------
Interest expense:
Deposits (note 9)                                                       52,807       50,532        54,383
Borrowed funds (note 10)                                                60,494       56,528        38,586
 Escrow                                                                     90           90           116
                                                                  ----------------------------------------
  Total interest expense                                               113,391      107,150        93,085
                                                                  ----------------------------------------
   Net interest income                                                  61,438       56,862        47,982
Provision for loan losses (note 5)                                       3,180        2,540           610
                                                                  ----------------------------------------
  Net interest income after provision for loan losses                   58,258       54,322        47,372
                                                                  ----------------------------------------
Noninterest income:
Service charges on deposits                                              5,907        4,186         2,156
Other service charges/commissions/fees                                   1,280          883         1,355
Net servicing income                                                       737          137         2,183
Gain (loss) on sale of mortgage-backed securities, net                   1,363        2,199         3,576
Gain (loss) on sale of other securities, net                               337        2,385           481
Gain on sale of loans, net                                                 238        5,020         2,472
Other                                                                      895          735         2,336
                                                                  ----------------------------------------
  Total noninterest income                                              10,757       15,545        14,559
                                                                  ----------------------------------------
Noninterest expense:
Salaries and benefits                                                   22,176       22,336        19,006
Equipment expense                                                        3,976        3,300         2,183
Occupancy expense                                                        3,152        3,012         2,886
Advertising and public relations                                         1,849        2,047         2,091
FDIC insurance (note 9)                                                    713          696           751
Director fees                                                              293          322           333
Income from real estate operations                                      (3,191)        (554)         (770)
Amortization and write-off of intangibles (note 8)                       2,640        2,487         2,393
Consulting and other fees                                                2,893        2,000         1,400
Supplies, telephone and postage                                          3,509        2,965         2,226
Other                                                                    4,697        4,718         3,349
                                                                  ----------------------------------------
  Total noninterest expense                                             42,707       43,329        35,848
                                                                  ----------------------------------------
Income before income taxes                                              26,308       26,538        26,083
Income tax expense (note 16)                                             7,625        7,309         8,312
                                                                  ----------------------------------------
  Net income                                                          $ 18,683     $ 19,229      $ 17,771
                                                                  ========================================
Basic earnings per share (notes 1, 3, and 21)                           $ 0.56       $ 0.57        $ 0.53
                                                                  ========================================
Diluted earnings per share (notes 1, 3, and 21)                         $ 0.55       $ 0.57        $ 0.52
                                                                  ========================================

See accompanying notes to financial statements.

All per share data has been restated to give effect of a 3 for 1 stock split in 1997.

                    HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                Consolidated Statements of Shareholders' Equity
                 Years Ended December 31, 1999, 1998 and 1997
                (in thousands, except share and per share data)

                                                                  Other      Employee    Recognition
                                                                 Compre-      Stock          And                           Compre-
                                Common    Paid in   Retained     hensive    Ownership     Retention    Treasury            hensive
                                 Stock    Capital   Earnings   Income (Loss)   Plan          Plan        Stock     Total   Income
                               -----------------------------------------------------------------------------------------------------
Balance at December 31, 1996       $ 336   $ 25,678  $ 124,812    $   3,615   $ (1,024)      $ (665) $      -  $ 152,752
Net income                                              17,771                                                    17,771  $  17,771
Dividends paid at $.20 per share                        (1,540)                                                   (1,540)
Exercised stock options                2        480                                                                  482
Unrealized gains (losses) on
 securities (1)                                                       7,117                                        7,117      7,117
                                                                                                                         -----------
Comprehensive income (loss)                                                                                               $  24,888
                                                                                                                         ===========

ESOP stock committed for release                                                   495                               495
Earned portion of RRP plan                                                                       99                   99
Excess of fair value above cost of
   ESOP stock committed for release           1,139                                                                1,139
Excess of fair value above cost of
   earned portion of RRP stock                  492                                                                  492
Tax benefit of RRP shares awarded
   and options exercised                        227                                                                  227
                               ------------------------------------------------------------------------------------------
Balance at December 31, 1997         338     28,016    141,043       10,732       (529)        (566)        -    179,034
Net income                                              19,229                                                    19,229  $  19,229
Dividends paid at $.22 per share                        (1,886)                                                   (1,886)
Exercised stock options                2        731                                                                  733
Unrealized gains (losses) on
 securities (1)                                                      (2,626)                                      (2,626)    (2,626)
                                                                                                                         -----------
Comprehensive income (loss)                                                                                               $  16,603
                                                                                                                         ===========
ESOP stock committed for release                                                   133                               133
Earned portion of RRP plan                                                                      110                  110
Excess of fair value above cost of
   ESOP stock committed for release             641                                                                  641
Excess of fair value above cost of
   earned portion of RRP stock                  306                                                                  306
Tax benefit of RRP shares awarded
   and options exercised                        266                                                                  266
Treasury stock purchased 409,300
   shares                                                                                             (5,970)    (5,970)
                               ------------------------------------------------------------------------------------------
Balance at December 31, 1998         340     29,960    158,386        8,106       (396)        (456)   (5,970)   189,970
Net income                                              18,683                                                    18,683  $  18,683
Dividends paid at $.24 per share                        (1,911)                                                   (1,911)
Exercised stock options                         112                                                                  112
Unrealized gains (losses) on
 securities (1)                                                     (37,453)                                     (37,453)   (37,453)
                                                                                                                         -----------
Comprehensive income (loss)                                                                                              $ (18,770)
                                                                                                                         ===========
ESOP stock committed for release                                                   100                               100
Excess of fair value above cost of
   ESOP stock committed for release             238                                                                  238
Tax benefit of RRP shares awarded
   and options exercised                         13                                                                   13
Treasury stock purchased 40,000
   shares                                                                                                (428)      (428)
                               ------------------------------------------------------------------------------------------
Balance at December 31, 1999       $ 340   $ 30,323  $ 175,158    $ (29,347)  $   (296)      $ (456) $ (6,398) $ 169,324
                               ==========================================================================================

(1) Net of reclassification adjustment and net of tax effect of $(24,086) in 1999, $(1,801) in 1998, and $4,658 in 1997.
See accompanying notes to consolidated financial statements.
All share and per share data have been restated to give effect for the 3 for 1 stock split on November 18, 1997.

                    HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                (in thousands)


                                                                            Twelve Months ended December 31,
                                                                     ------------------------------------------------
                                                                             1999             1998            1997
                                                                     ------------------------------------------------
Cash flows from operating activities:
   Net income                                                              $ 18,683         $ 19,229        $ 17,771
   Adjustments to reconcile net income to net cash provided
      by operating activities:
         Provision for loan losses                                            3,180            2,540             610
         Net depreciation, amortization and accretion                         4,669            7,534           4,131
         Decrease (increase) in loans held for sale                          14,099            3,630          (4,008)
         Net gain on sales of interest-earning assets                        (1,938)          (9,604)         (6,529)
         (Gain) loss on the sale of foreclosed real estate                   (2,844)             107            (112)
         Equity (income) losses from joint ventures                              65             (187)             43
         Increase in accrued interest receivable                             (2,779)          (1,985)         (1,486)
         Increase in accrued interest payable                                 3,327            2,668           1,285
         Amortization                                                         2,640            2,487           2,393
         Earned ESOP shares                                                     338              774           1,634
         Earned RRP shares                                                        -              416             591
         Provision for deferred income taxes                                  1,234             (638)            (76)
         Decrease in income taxes receivable                                  2,936            5,122               -
         Other, net                                                          22,446          (20,497)            799
                                                                     ---------------  ---------------  --------------
      Net cash provided by operating activities                              66,056           11,596          17,046
                                                                     ---------------  ---------------  --------------

Cash flows from investing activities:
   Proceeds from maturities and principal reductions of
      marketable securities:
               Held-to-maturity                                                   -            1,032          13,454
               Available-for-sale                                           182,150          497,828         118,079
   Proceeds from sales of marketable securities; available-for-sale         353,809          491,903         499,633
   Purchase of marketable securities:
               Held-to-maturity                                                   -                -            (500)
               Available-for-sale                                          (574,038)      (1,062,717)       (985,709)
   Loans sold                                                               199,595          132,093          83,980
   Net increase in loan originations less principal
      payments of loans                                                    (414,015)        (300,973)       (152,193)
   Loan servicing rights sold                                                 2,119
   Acquisition of loan servicing rights                                        (908)          (1,372)           (943)
   Investments in real estate held for investment and other joint ventures     (148)            (159)             45
   Proceeds from payments on real estate held for investment                    504              259             826
   Purchases of premises and equipment, net                                  (5,487)          (5,246)         (5,685)
   Cash proceeds received from the sale of foreclosed
      real estate                                                            10,590            1,383           1,381
   Cash proceeds received from the sale of premises
      and equipment                                                           1,236                -               -
   Branch purchase                                                           22,054                -               -
   Payments for holding company formation                                         -                -             (94)
                                                                     ---------------  ---------------  --------------
      Net cash used in investing activities                                (222,539)        (245,969)       (427,726)
                                                                     ---------------  ---------------  --------------

                    HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (continued)
                                (in thousands)


                                                                        Twelve Months ended December 31,
                                                                 ------------------------------------------------
                                                                        1999             1998            1997
                                                                 ------------------------------------------------
Cash flows from financing activities:
   Net increase (decrease) in deposits                                $ 131,218        $  59,141       $ (27,185)
   Net increase in other borrowings                                      48,746          215,276         433,347
   Net (decrease) increase in escrow                                     (4,395)            (646)            349
   Cash dividends                                                        (1,911)          (1,886)         (1,540)
   Payments to acquire treasury stock                                      (428)          (5,970)              -
   Proceeds from the exercise of stock options                              125              733             482
                                                                 ---------------  ---------------  --------------

   Net cash provided by financing operations                            173,355          266,648         405,453
                                                                 ---------------  ---------------  --------------

   Net increase (decrease) in cash and cash equivalents                  16,872           32,275          (5,227)

Cash and cash equivalents at beginning of period                         56,741           24,466          29,693
                                                                 ---------------  ---------------  --------------

Cash and cash equivalents at end of period                            $  73,613        $  56,741       $  24,466
                                                                 ===============  ===============  ==============

Supplemental disclosures:

Cash paid during the years for:

   Interest on deposits, advances and other borrowings
      (includes interest credited to deposit accounts)                $ 110,132        $ 104,482       $   74,260
   Income taxes                                                           3,657            6,823           10,238

Cash received during the years for:

   Income tax refunds                                                 $       -        $   3,894       $        -

Non-cash investing activities:

   Transfers from loans to foreclosed real estate                     $     952        $   1,581       $      862

Branch acquisition:
   Fair value of assets acquired                                      $  11,870        $       -       $        -
   Deposit premium paid                                                   3,349                -                -
   Fair value of liabilities assumed                                     37,273                -                -

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

(a)  Basis of Financial Statements
The Consolidated Financial Statements include the accounts of Harris Financial, Inc. and its wholly owned subsidiary Harris Savings Bank ("HSB"). HSB is the sole owner of the following subsidiaries: AVSTAR Mortgage Corporation, Harris Delaware Corporation, H.S. Service Corporation, First Harrisburg Service Corporation, and C.B.L. Service Corporation. All significant intercompany transactions and balances are eliminated in consolidation.

HSB is primarily engaged in attracting deposits from the general public and investing deposit funds primarily in commercial loans, residential real estate loans, consumer loans and marketable securities. HSB also provides commercial services, sells non-deposit investment products, provides trust and asset management services, and sells insurance products. Harris Delaware manages certain investments in marketable securities. AVSTAR Mortgage Corporation is a mortgage banking company that originates and sells primarily one-to-four family residential loans. H.S. Service Corporation is primarily engaged in residential real estate investments in joint ventures. First Harrisburg Service Corporation is mainly involved with title, life, annuity, and other insurance activities and an investment in a wholly owned subsidiary that is primarily engaged in real estate investments in joint ventures. C.B.L Service Corporation is inactive and has negligible assets and liabilities. HFI and HSB are subject to the regulations of certain federal agencies and undergo periodic examinations by those regulatory authorities.

(b)  Use of Estimates
In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.

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

(c)  Cash and Cash Equivalents
For purposes of the statement of cash flows, HFI defines cash equivalents as demand deposits with other financial institutions.

(d)  Marketable Securities
Marketable securities are classified and accounted for as follows:

         . Debt securities that HFI has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. HFI liquidated their held-to-maturity portfolio in January 1998 and as a result, no securities purchased subsequent to this time were classified in this category.

         . Debt and equity securities not classified as held-to-maturity are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a component of comprehensive income.

Premiums and discounts are amortized or accreted over the term of the related securities using a method that approximates the interest method, adjusted for prepayments. Gains or losses upon sale are determined using the specific identification method.

Federal law requires a member institution of the Federal Home Loan Bank ("FHLB") system to hold stock of its district FHLB according to a predetermined formula. This stock is recorded at cost and may be pledged to secure FHLB advances.

(e)  Loans Receivable
Loans receivable are stated at unpaid principal balances, adjusted for the allowance for loan losses, net deferred loan origination fees and unearned discounts and premiums.

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

Management considers current information and events regarding the borrowers' ability to repay their obligations and considers a loan to be impaired when it is probable that HFI will be unable to collect all amounts due according to the contractual terms of the loan agreement. In evaluating whether a loan is impaired, management considers not only the amount that HFI expects to collect but also the timing of collection. Generally, if a delay in payment is insignificant (e.g., less than 30 days), a loan is not deemed to be impaired.

When a loan is considered to be impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, at the loan's market price or fair value of the collateral if the loan is collateral dependent. The majority of loans deemed to be impaired by management are collateral dependent. Loans are evaluated individually for impairment. HFI excludes smaller balance, homogeneous loans (e.g., primarily consumer and residential mortgages) from the evaluation for impairment.

Interest income on impaired loans is generally recorded as payments are collected. Interest on impaired loans that are contractually past due ninety days and over is reserved in accordance with regulatory requirements.

(f)  Loans Held for Sale
Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or market, net of deferred fees relating to the specific loans. Gains and losses on the sale of loans are determined using the specific identification method.

(g)  Allowance for Loan Losses
The allowance for loan losses represents management's best estimate of probable, incurred losses at the end of the respective reporting periods. An analysis of the reserve is prepared on a quarterly basis. The reserve required for commercial loans is developed via an analysis of each loan within the portfolio for evidence of a loss confirming event. Such events include delinquencies, loss activity, decreases in cash flow or other adverse economic or demographic events. Reserves for mortgage and consumer loans are determined by applying reserve factors to pools of loans with similar risk attributes. These factors are developed by considering charge-off history, delinquencies and credit concentrations. Reserve factors are modified as specific events warrant.

Management believes that the allowances for losses on loans and foreclosed real estate are adequate. While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in economic conditions and asset mix.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review HFI's allowances for losses on loans and foreclosed real estate. Such agencies may require HFI to recognize additions or deletions to the allowances based on their judgments of information available to them at the time of their examination.

(h)  Real Estate Held for Investment and Foreclosed Real Estate
HFI follows the provisions of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). SFAS 121 provides guidance for recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill related to both assets to be held and used and assets to be disposed of. Real estate properties acquired through loan foreclosure are initially recorded at the lower of the carrying or fair value less estimated costs to sell at the date of foreclosure. At the time of foreclosure, the excess, if any, of the carrying value over the estimated fair value of the property is charged to the allowance for loan losses. Real estate properties held for investment are carried at the lower of cost, including cost of improvements and amenities incurred subsequent to acquisition, or estimated net realizable value. Costs relating to development and improvement of property are capitalized, whereas costs relating to holding property are expensed.

Valuations are periodically performed by management on both real estate held for investment and foreclosed real estate. An allowance for losses is established by a charge to operations if the carrying value of real estate held for investment exceeds its estimated net realizable value, or the carrying value of foreclosed real estate exceeds its estimated fair value.

(i)  Premises and Equipment
Buildings, leasehold improvements, furniture, fixtures and equipment are carried at cost, less accumulated depreciation and amortization. Buildings, furniture, fixtures and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. The cost of leasehold improvements is being amortized using the straight-line method over the lesser of the estimated useful lives or the terms of the related leases.

(j)  Loan Origination and Commitment Fees and Related Costs
Loan fees and certain direct loan origination costs are deferred and the net fee or cost is recognized as an adjustment to interest income using the interest method over the contractual life of the loans. Calculation of the interest method is done on a loan-by-loan basis. The amortization of deferred fees and costs is discontinued on non-performing loans.

(k)  Intangible Assets
Deposit premiums are amortized using the straight-line method over the estimated benefit period of approximately 7 years. The amortization period for deposit premiums is subject to periodic review for reasonableness by management.

(l)  Goodwill
Goodwill results when, under the purchase method of accounting for acquisitions, the amount paid for the acquired entity is greater than the fair value of the net assets acquired. HFI amortizes goodwill over its estimated useful life of 15 years of the assets acquired. The amortization period for goodwill is subject to periodic review by management.

(m)  Loan Servicing
HFI adopted the provisions of Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65" (SFAS 122). SFAS 122 amended Statement 65 to require an institution to recognize as separate assets the rights to service mortgage loans for others when a mortgage loan is sold or securitized and servicing rights retained. On January 1, 1997, HFI adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" (SFAS 125) which supersedes SFAS 122. SFAS 125 expands the method of accounting for loan servicing rights to apply to purchased mortgage servicing rights. When capitalizing mortgage servicing rights, HFI allocates the total cost of the mortgage loans (the recorded investment in the mortgage loans including net deferred fees or costs and any purchase premium or discount) to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. Such fair value is primarily based on observable market prices. Mortgage servicing rights (including purchased mortgage servicing) are amortized in proportion to, and over the period of, estimated net servicing revenue based on management's best estimate of remaining loan lives.

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

(n)  Income Taxes
HFI accounts for income taxes using the liability method. The objective of the liability method is to establish deferred tax assets and liabilities for temporary differences between the financial reporting and tax basis of HFI's assets and liabilities based on enacted tax rates expected to be in effect when such amounts are realized or settled.

(o)  Derivative Financial Instruments
The Bank utilizes derivative financial instruments to hedge its exposure to fluctuations in market interest rates. This exposure includes the impact of interest rates on cash flows from interest-bearing assets and liabilities, as well as the impact of interest rates on the market value of certain loans held-for-sale. The Bank does not utilize derivative financial instruments for trading purposes.

To qualify for hedge accounting, the contracts must meet defined correlation and effectiveness criteria, be designated as hedges and result in cash flows and financial statement effects that substantially offset those of the position being hedged. Amounts receivable or payable under derivative financial instrument contracts, when recognized, are reported on the consolidated balance sheet. Gains and losses related to the fair value of the hedge contracts are recorded as an adjustment to the value of the hedged item. The gains and losses on the hedge contracts are recognized in the income statement upon sale of the hedged item.

In relation to interest rate swaps, the differentials to be received or paid are recognized in income over the life of the contract as an adjustment to interest expense.

(p)  Earnings Per Share
Effective December 15, 1997, HFI adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires earnings per share to be reported as basic earnings per share and diluted earnings per share. Basic earnings per share is based on the total weighted average shares outstanding for a given period. Diluted earnings per share is based on total weighted average shares outstanding, and also assumes the exercise or conversion of all potentially dilutive instruments currently outstanding.

In addition, the earnings per share calculations retroactively reflects the impact of a three for one stock split effected in the form of a stock dividend to shareholders of record as of November 4, 1997. The number of shares used to compute diluted earnings per share were 33,666,557 in 1999, 34,011,752 in 1998 and 34,076,061 in 1997.

(q)  Dividends
HFI may not pay dividends on or repurchase any of its common stock if the effect thereof would reduce net worth below the level of adequate capitalization as defined by the FDIC and the Pennsylvania Department of Banking.

During 1999, 1998 and 1997, HFI's mutual holding company parent, Harris Financial, MHC, waived all of its dividends due from HFI. These dividends, had they not been waived, would have totaled $6,119,000 in 1999, $5,610,000 in 1998, and $5,100,000 in 1997.

(r)  Stock-Based Compensation
HFI adopted Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) for disclosure purposes only. SFAS 123 defines a fair value based method of accounting for employee stock compensation plans. The pro forma disclosure of net income and earnings per share is included in Note 15. HFI continues to account for stock-based compensation using the intrinsic value based method under APB Opinion No. 25.

(s)  Comprehensive Income
On January 1, 1998, HFI adopted SFAS No. 130, "Reporting Comprehensive Income" (SFAS 130). This statement established standards for reporting and display of comprehensive income and its components. SFAS 130 requires unrealized gains or losses on HFI's marketable securities to be included in other comprehensive income. In accordance with SFAS 130, HFI presents comprehensive income within the consolidated statements of stockholders' equity.

(t)  Treasury Stock
On February 28, 1998, HFI received authorization from the Pennsylvania Department of Banking to repurchase 450,000 shares of its outstanding common stock. On June 2, 1999, HFI received approval from the Department of Banking to extend the period for repurchasing 450,000 shares of its outstanding common stock until June 1, 2000.

HFI purchased 409,300 shares with a market value of $5,970,000 during 1998 and 40,000 shares with a market value of $428,125 in 1999. The shares will be used to fund stock ownership and stock option plans.

(2)  Regulatory Structure

HFI's primary regulators are the Pennsylvania Department of Banking ("the Department"), the Federal Deposit Insurance Corporation ("FDIC") and the Federal Reserve Bank ("FRB"). Both HFI and HSB are also bound by many of the provisions of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA").

Both HFI and HSB are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on HFI's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, HFI must meet specific capital guidelines that involve quantitative measures of HFI's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. HFI's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require HFI to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined by the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that HFI meets all capital adequacy requirements to which it is subject. As of August 24, 1999, the Department categorized HFI as "satisfactorily capitalized" under the regulatory framework for prompt corrective action. As of March 18, 1998, the most recent notification from the FDIC categorized HFI as "well capitalized".

HFI's and HSB's actual capital amounts and ratios are presented in the following table:

                                                                                                      For Capital
                                                   Actual                                           Adequacy Purposes
                                                   ------                                           -----------------
      HARRIS FINANCIAL, INC. (HFI)
         As of December 31, 1999             Amount        Ratio                            Amount                            Ratio
                                             ------        -----                            ------                            -----
     Total Capital/Risk Weighted Assets       $194,582     12.0%   (more than or equal to) $130,173    (more than or equal to] 8.0%
     Tier 1 Capital/Risk Weighted Assets       181,053     11.1%   (more than or equal to)   65,086    (more than or equal to) 4.0%
     Tier 1 Capital/Average Assets             181,053      6.8%   (more than or equal to)  106,502    (more than or equal to) 4.0%


         As of December 31, 1998             Amount        Ratio                            Amount                            Ratio
                                             ------        -----                            ------                            -----
     Total Capital/Risk Weighted Assets      $ 179,157     12.0%   (more than or equal to) $119,160    (more than or equal to) 8.0%
     Tier 1 Capital/Risk Weighted Assets       164,955     11.1%   (more than or equal to)   59,580    (more than or equal to) 4.0%
     Tier 1 Capital/Average Assets             164,988      6.8%   (more than or equal to)   97,553    (more than or equal to) 4.0%



       HARRIS SAVINGS BANK (HSB)
         As of December 31, 1999             Amount        Ratio                             Amount                          Ratio

                                             ------        -----                             ------                          -----

     Total Capital/Risk Weighted Assets      $ 189,925     11.7%   (more than or equal to) $129,880    (more than or equal to) 8.0%
     Tier 1 Capital/Risk Weighted Assets       176,262     10.9%   (more than or equal to)   64,940    (more than or equal to) 4.0%
     Tier 1 Capital/Average Assets             176,262      6.6%   (more than or equal to)  106,347    (more than or equal to) 4.0%


         As of December 31, 1998             Amount        Ratio                            Amount        Ratio
                                             ------        -----                            ------        -----
     Total Capital/Risk Weighted Assets      $ 174,663     11.8%   (more than or equal to) $118,879    (more than or equal to) 8.0%
     Tier 1 Capital/Risk Weighted Assets       160,317     10.8%   (more than or equal to)   59,439    (more than or equal to] 4.0%
     Tier 1 Capital/Average Assets             160,317      6.6%   (more than or equal to)   97,395    (more than or equal to) 4.0%

                                                                               To Be Well Capitalized
                                                                               Under Prompt Corrective
                                                                                   Action Purposes
                                                                                   ---------------
      HARRIS FINANCIAL, INC. (HFI)
         As of December 31, 1999                                      Amount                             Ratio
                                                                      ------                             -----
     Total Capital/Risk Weighted Assets      (more than or equal to) $162,716     (more than or equal to) 10.0%
     Tier 1 Capital/Risk Weighted Assets     (more than or equal to)   97,630     (more than or equal to)  6.0%
     Tier 1 Capital/Average Assets           (more than or equal to)  133,127     (more than or equal to)  5.0%

         As of December 31, 1998                                       Amount                            Ratio
                                                                       ------                            -----
     Total Capital/Risk Weighted Assets      (more than or equal to) $148,949     (more than or equal to) 10.0%
     Tier 1 Capital/Risk Weighted Assets     (more than or equal to)   89,370     (more than or equal to)  6.0%
     Tier 1 Capital/Average Assets           (more than or equal to)  121,941     (more than or equal to)  5.0%


       HARRIS SAVINGS BANK (HSB)
         As of December 31, 1999                                       Amount                            Ratio
                                                                       ------                            -----
     Total Capital/Risk Weighted Assets      (more than or equal to) $162,350     (more than or equal to) 10.0%
     Tier 1 Capital/Risk Weighted Assets     (more than or equal to)   97,410     (more than or equal to)  6.0%
     Tier 1 Capital/Average Assets           (more than or equal to)  132,934     (more than or equal to)  5.0%


                                                 Amount       Ratio
                                                 ------       -----
     Total Capital/Risk Weighted Assets      (more than or equal to) $148,598     (more than or equal to) 10.0%
     Tier 1 Capital/Risk Weighted Assets     (more than or equal to)   89,159     (more than or equal to)  6.0%
     Tier 1 Capital/Average Assets           (more than or equal to)  121,744     (more than or equal to)  5.0%


The Department also required minimum regulatory leverage capital of 3% and risk -based capital of 8% as of December 31,1999 and December 31,1998. Both HFI and HSB exceeded regulatory capital levels at December 31, 1999 and 1998.

(3) Corporate Reorganization and Stock Issuance

On January 25, 1994, Harris Savings Bank ("HSB") reorganized into a Pennsylvania chartered mutual holding company through a purchase and assumption of assets and liabilities whereby:

       .    HSB incorporated a Pennsylvania capital stock savings bank,
       .    HSB transferred most of its assets (except $1.0 million) and all of its liabilities, including all of its deposit liabilities, to the newly formed bank in exchange for all of the common stock of HSB not sold in the Offering, and
       .    HSB adopted a new charter issued by the Pennsylvania Department of
            Banking changing its form to that of a state chartered mutual holding company.

Each savings account of HSB at the time of the reorganization became a savings account in the newly formed bank in the same amount and upon the same terms and conditions, except the holder of each such deposit account retains liquidation rights with respect to the holding company rather than HSB.

On September 17, 1997, Harris Savings Bank and its existing mutual holding company, Harris Financial, MHC, reorganized into a two-tier mutual holding company structure with the establishment of a state chartered holding company, HFI, as the parent of HSB. Under the terms of this reorganization, each share of Harris Savings Bank stock was exchanged for one share of Harris Financial, Inc. stock.

Prior to the consummation of this reorganization, HFI received the approval of the Federal Reserve, the Pennsylvania Department of Banking, and the FDIC.

On October 21, 1997, the Board of Directors of HFI declared a 3 for 1 stock split to be effected in the form of a dividend to stockholders of record as of November 4, 1997, and payable on November 18, 1997. All share and per share information in this report have been restated to reflect the stock split as if it had been in effect during all periods presented.

(4) Marketable Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for the available-for-sale securities by major security type at December 31, 1999 were as follows:

                                                                       Gross          Gross
                                                                    Unrealized      Unrealized
                                                   Amortized          Holding        Holding            Fair
                                                      Cost             Gains          Losses           Value
                                          ------------------------------------------------------------------------

Available-for-sale:
U. S. government and agencies                  $        348,705   $           2  $      (24,088) $        324,619
Corporate bonds                                          63,352               -          (3,526)           59,826
Municipal obligations                                    63,980             958          (1,446)           63,492
FHLB stock                                               45,400               -               -            45,400
Other equities                                           73,034           5,551          (1,874)           76,711
Mortgage-backed securities:
        FNMA CMO's                                       99,032              92            (857)           98,267
        FHLMC CMO's                                     139,328             967          (3,711)          136,584
        Private issue CMO's                             473,170           1,043         (21,509)          452,704
                                          ------------------------------------------------------------------------
Total mortgage-backed securities                        711,530           2,102         (26,077)          687,555
                                          ------------------------------------------------------------------------
Total securities available-for-sale            $      1,306,001   $       8,613  $      (57,011) $      1,257,603
                                          ========================================================================

                                                    Amortized           Fair
                                                       Cost             Value
                                          -------------------------------------

Available-for-sale:
Due in one year or less                          $     5,000       $     5,002
Due after one year through five years                  1,500             1,500
Due after five years through ten years               254,004           239,947
Due after ten years                                  215,533           201,488
Equity securities                                    118,434           122,111
Mortgage-backed securities                           711,530           687,555
                                          -------------------------------------
     Total securities available-for-sale         $ 1,306,001       $ 1,257,603
                                          =====================================

Marketable securities having a market value of $8,741,000 at December 31, 1999 were pledged to secure public deposits. Marketable securities having a market value of $348,015,000 were pledged as collateral for FHLB advances at December 31, 1999.

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for held-to-maturity and available-for-sale securities by major security type at December 31, 1998, were as follows:

                                                                                   Gross            Gross
                                                                                Unrealized       Unrealized
                                                                Amortized         Holding          Holding            Fair
                                                                   Cost            Gains           Losses            Value
                                                         --------------------------------------------------------------------
Available-for-sale:
U. S. government and agencies                               $     298,247    $       1,851    $        (902)   $     299,196
Corporate bonds                                                   148,731               16           (6,507)         142,240
Municipal obligations                                             113,557            5,713              (37)         119,233
FHLB stock                                                         37,579                -                -           37,579
Other equities                                                    112,403           11,686             (324)         123,765
Asset-backed securities                                            15,146              515                -           15,661
Mortgage-backed securities:
        FHLMC PC's                                                  1,421               73                -            1,494
        FNMA CMO's                                                104,276            1,805             (217)         105,864
        FHLMC CMO's                                                75,137              787             (767)          75,157
        Private issue CMO's                                       355,199            1,373           (1,924)         354,648
                                                         --------------------------------------------------------------------
Total mortgage-backed securities                                  536,033            4,038           (2,908)         537,163
                                                         --------------------------------------------------------------------
Total securities available-for-sale                         $   1,261,696    $      23,819    $     (10,678)   $   1,274,837
                                                         ====================================================================

Activity from the sale of marketable securities is as follows:

                                               1999              1998               1997
                                   --------------------------------------------------------
Proceeds                                    $ 353,809         $ 491,903          $ 499,633
                                   ========================================================

Gross gains                                   $ 4,774           $ 4,635            $ 4,280
Gross losses                                   (3,074)              (51)              (223)
                                   --------------------------------------------------------
Net gain                                      $ 1,700           $ 4,584            $ 4,057
                                   ========================================================

(5) Loans Receivable

Loans receivable at December 31 are summarized as follows:

                                                                         1999              1998
                                                                   -----------------------------------
First mortgage loans (principally conventional):
Principal balances:
  Secured by 1-4 family residences                                        $  533,605       $  566,438
  Construction loans (net of undistributed portion of
    $27,281 and $37,319)                                                      23,270           29,032
Other                                                                             20            6,962
                                                                   -----------------------------------
                                                                             556,895          602,432
Less:
  Unearned premiums                                                              296              471
  Net deferred loan origination fees                                           7,514            8,478
                                                                   -----------------------------------
  Total first mortgage loans                                                 549,085          593,483
                                                                   -----------------------------------
Commercial loans:
Principal balances:
  Commercial                                                                 347,323          203,585

Less:
  Net deferred loan origination fees                                             776              543
                                                                   -----------------------------------
  Total commercial loans                                                     346,547          203,042
                                                                   -----------------------------------
Consumer and other loans:
Principal balances:
  Manufactured housing                                                        78,801           63,758
  Home equity and second mortgage                                            179,180          155,310
  Other                                                                      106,514           30,647
                                                                   -----------------------------------
                                                                             364,495          249,715
Plus:
  Net deferred loan origination (fees)/costs                                    (969)             494
  Dealer reserve                                                              20,698           13,996
                                                                   -----------------------------------
Total consumer and other loans                                               384,224          264,205
                                                                   -----------------------------------
Less:
  Allowance for loan loss                                                     11,873            9,088
                                                                   -----------------------------------
  Net loans                                                               $1,267,983       $1,051,642
                                                                   ===================================

Loans having a carrying value of $595,831,000 were pledged as collateral for FHLB advances at December 31, 1999.

During 1999, the Bank sold a portion of its conforming 30 year residential mortgage loans resulting in a net loss of $1,955,935. The loans sold had a carrying value of $125,796,623 on the date of sale.

Activity in the allowance for loan loss is summarized as follows for the years ended December 31:


                                                         1999        1998        1997
                                                  -------------------------------------
Balance at the beginning of the year                   $ 9,088      $8,192      $8,322
Provision charge to income                               3,180       2,540         610
Less: Portion of provision related to
  unfunded commitments                                     617        (503)       (422)
Charge-offs and recoveries, net                         (1,012)     (1,141)       (318)
                                                  -------------------------------------
Balance at the end of the year                        $ 11,873      $9,088      $8,192
                                                  =====================================

Non-accrual and renegotiated loans for which interest has been reduced totaled approximately $10,007,000 in 1999, $7,651,000 in 1998, and $6,938,000 in 1997.
Interest income foregone on these loans amounted to $289,000 in 1999, $366,000 in 1998, and $360,000 in 1997.

At December 31, 1999 the Bank had $9,517,000 in impaired loans. The December 31, 1999 allowance for loan losses has a reserve of $1,767,550 for these impaired loans.

At December 31, 1998, the Bank had no impaired loans. In 1998, all impaired loans were deemed uncollectible and charged off as of the respective year end. Consequently, HFI recorded no impairment loss reserves at December 31, 1998. No interest income was recognized on impaired loans during 1998.

(6) Loan Servicing

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans at December 31 are summarized as follows:

                                                              1999              1998               1997
                                                  --------------------------------------------------------
Mortgage loan portfolios serviced for:
FHLMC                                                      $ 560,074       $   775,630        $   670,426
FNMA                                                         232,520           330,065            328,086
Other investors                                               26,023               977             68,389
                                                  --------------------------------------------------------
                                                           $ 818,617       $ 1,106,672        $ 1,066,901
                                                  ========================================================

Activity associated with mortgage servicing rights is summarized as follows:

                                                        Purchased       Originated           Total
                                                   -------------------------------------------------
Balance at December 31, 1997                              $ 8,682          $ 3,148         $ 11,830
Additions                                                   2,630            1,099            3,729
Amortization                                               (2,280)          (1,190)          (3,470)
Net change in valuation allowance                             (83)               -              (83)
Fair value of hedge on servicing rights                    (1,010)               -           (1,010)
                                                   -------------------------------------------------
Balance at December 31, 1998                                7,939            3,057           10,996
Additions                                                       -              613              613
Servicing rights sales                                     (2,169)               -           (2,169)
Amortization                                               (1,450)            (374)          (1,824)
                                                   -------------------------------------------------
Balance at December 31, 1999                              $ 4,320          $ 3,296 #        $ 7,616
                                                   =================================================

Custodial escrow balances maintained in connection with the foregoing loan servicing were approximately $7,348,000 at December 31, 1999, and $8,493,000 at December 31, 1998.

During 1998, HFI purchased an interest rate floor to hedge against the deterioration in the carrying value of its mortgage servicing rights portfolio resulting from prepayments of the underlying loans. The notional amount of the hedge was $75,000,000 with a two year-term expiring in April 2000. The derivative investment qualified for hedge accounting treatment. At December 31, 1998, the floor's fair value of $1,010,000 was recorded within other assets and as an adjustment to the carrying value of mortgage servicing rights. Cash payments received under the derivative contract were recorded as an adjustment to the carrying value of the contract. Gains or losses resulting from the contract were deferred and amortized over the remaining lives of the related servicing rights. A premium of approximately $368,000 was paid in order to obtain the interest rate floor. The premium was amortized over the two-year life of the contract. During March, 1999, HFI sold both the mortgage servicing rights portfolio associated with the floor and the floor itself at a combined net loss of $220,000.

HFI performs a market value analysis of its mortgage servicing rights on a quarterly basis. If the calculated market value is less than the carrying value of the servicing rights, amortization is recorded to write down the servicing rights to the market value. As of December 31, 1999, the mortgage servicing rights reflected a fair market value of $11,217,367. HFI engages an external consultant to perform the market value analysis. The analysis calculates the net present value of the future cash flows expected from the servicing rights. The underlying loans are stratified into homogenous pools by 100 basis point interest rate bands. Once the loans are stratified, each pool is individually valued using assumptions that are unique and characteristic of that pool. The following table shows the significant factors used at December 31, 1999, to value the servicing rights as well as the average value of each factor.

                    Factor                          Average Value
                    ------                          -------------
      Foreclosure rate (first year)                        .5608%
      Foreclosure costs (per loan)                        $865.98
      Escrow reserve requirement                              95%
      Future interest rate                                  5.50%
      Future cost of funds                                  8.25%
      Discount rate                                         9.50%
      Inflation rate - escrows                               2.0%
      Average prepayment rate                               9.81%

During 1999, HFI sold or committed to sell substantially all of its purchased mortgage servicing rights. HFI expects to record a net gain of approximately $1.5 million in the first quarter of 2000 related to a sales commitment entered into in December, 1999.

(7) Premises and Equipment

A summary of premises and equipment at December 31 follows:

                                                                 Estimated
                                         1999          1998     Useful Lives
                                ------------------------------------------------
Land                                   $ 2,283       $ 2,315
Buildings and improvements              14,792        13,827    5-50 years
Leasehold improvements                   3,764         2,483    5-10 years
Furniture and equipment                 14,859        16,374    5-10 years
Automobiles                                214           241    3 years
Software                                 2,800         3,604    3-5 years
Accumulated depreciation               (15,484)      (17,230)
                                --------------------------------
                                      $ 23,228      $ 21,614
                                ================================

Depreciation expense was $2,969,988 in 1999, $2,358,222 in 1998, and $1,551,000
in 1997.

(8) Intangible Assets

Total amortization expense recorded on intangible assets was $2.6 million in 1999, $2.5 million in 1998 and $2.4 million in 1997. Accumulated amortization was $10,002,297 as of December 31, 1999.

Effective June 25, 1999, HFI acquired a branch in the Lebanon market from another regional bank. The acquisition included the purchase of $37.3 million in deposits, $11.4 million in loans, and cash and other assets totaling $.7 million. The acquisition was accounted for as a purchase and resulted in a core deposit intangible of $3.3 million, which is being amortized over a seven year period using the straight-line method.

(9) Deposits

HFI pays deposit insurance premiums to the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). HFI's deposit insurance premium rate was .059% for 1999, .061% for 1998 and .064% for 1997 of its assessed deposit base. This resulted in total premiums assessed of $713,000 in 1999, $696,000 in 1998, and $751,000 in 1997.

On October 21, 1998 and December 11, 1997, HFI participated in brokered certificate of deposit transactions with Merrill Lynch. The amount of the 1998 transaction was $25,000,000 with a maturity of 6 months. The amount of the 1997 transaction was $25,000,000 with a maturity of 3 years. During 1999, HFI participated in brokered certificate of deposit transactions with Paine Webber and Morgan Stanley/Dean Witter totaling $52,111,000. The certificates of deposits have maturities ranging from 6 months to 7 years. The certificates of deposits were issued in denominations greater than $100,000 and participated out by the broker.

(10) Other Borrowings

 Borrowed funds at December 31 are summarized as follows:

                                          1999            1998
                                 --------------------------------
FHLB advances                         $  805,000      $  746,581
Repurchase agreements                    313,000         322,673
                                 --------------------------------
  Total other borrowings              $1,118,000      $1,069,254
                                 ================================

Pursuant to collateral agreements with the FHLB, advances are fully secured by certain debt securities and qualifying first mortgage loans. There were available lines of credit totaling $1,059.5 million at December 31, 1999 and $943.5 million at December 31, 1998.

As of December 31, 1999, FHLB advances consisted of the following:

            Amount                Average Rate          Maturities
    -----------------          -----------------     -----------------
           $ 415,000                     5.618%      2000
             175,000                     5.916%      2001
              75,000                     5.837%      2002
              50,000                     5.075%      2003
                   -                     0.000%      2004
              90,000                     4.894%      2005 and beyond
    -----------------          -----------------
           $ 805,000                     5.588%
    =================          =================

During 1999 and 1998, HFI sold repurchase agreements, the average balance of which was $313.7 million for 1999 and $352.1 million for 1998. The highest month-end balance outstanding was $313.0 million during 1999 and $358.2 million 1998. The securities underlying the agreements were under HFI's control. As of December 31, 1999, repurchase agreements consisted of:

            Amount                Average Rate          Maturities
    -----------------          -----------------     -----------------
           $       -                          -      2000
                   -                          -      2001
             100,000                     5.830%      2002
              63,000                     5.605%      2003
              50,000                     5.720%      2004
             100,000                     5.385%      2005 and beyond
    -----------------          -----------------
           $ 313,000                     5.625%
    =================          =================

(11) Restrictions

HFI is required by the Federal Reserve Bank to maintain certain statutory cash reserves. At December 31, 1999, HFI's reserve requirement was $12,318,000.

(12) Commitments to Extend Credit

HFI issues financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers. These financial instruments include commitments to extend credit and performance standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.

At December 31, 1999 and 1998, HFI had the following off-balance sheet commitments:

                                                                       1999               1998
                                                                   -------------------------------
Commitments:
     To extend credit:
           Unused open-end consumer lines of credit                   $ 57,311           $ 44,006
           Unused open-end commercial lines of credit                   96,481             39,429
           Funds available on construction loans                        27,281             37,319
           Loan originations and purchases                              31,087             86,286
     To sell loans                                                       7,633             14,418
     Performance standby letters of credit                               7,372              4,703

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

Most of HFI's business activity is with customers located within HFI's defined market area. HFI grants commercial, residential and consumer loans throughout central Pennsylvania and northern Maryland. Since the majority of HFI's loan portfolio is located in central Pennsylvania and northern Maryland, a substantial portion of HFI's debtors' ability to honor their contracts and increases or decreases in the market value of the real estate collateralizing such loans may be significantly affected by the level of economic activity in this area.

(13) Employee Benefits

HFI has a qualified non-contributory defined benefit pension plan covering substantially all of its employees. Benefits are based on years of service and the employee's average monthly pay using the five highest years of employment. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. HFI's policy is to make the minimum contribution, as calculated by the Plan's actuary. The following sets forth the plan's funded status and amounts recognized in HFI's statement of financial condition at December 31, 1999 and 1998:

                                                                              1999         1998
                                                                          --------------------------
Change in benefit obligation:
Benefit obligation at beginning of year                                       $ 11,791      $ 9,799
Service cost                                                                       963          714
Interest cost                                                                      759          721
Actuarial loss                                                                      86           17
Actuarial loss due to changes in assumptions                                         -          957
Benefits paid                                                                     (454)        (417)
                                                                          --------------------------
Benefit obligation at the end of plan year                                      13,145       11,791
                                                                          --------------------------
Change in plan assets:
Fair value of plan assets at beginning of year                                  13,180       12,192
Actual return on plan assets                                                     1,847        1,405
Benefits paid                                                                     (454)        (417)
                                                                          --------------------------
Fair value of plan assets at end of year                                        14,573       13,180
                                                                          --------------------------
Funded status                                                                    1,428        1,389
Unrecognized net actuarial (gain)                                               (2,187)      (1,467)
Unrecognized prior service cost                                                    150          165
Unrecognized net asset                                                            (346)        (384)
                                                                          --------------------------
  Accrued benefit cost                                                        $   (955)     $  (297)
                                                                          ==========================

The components of net pension expense for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                                                   1999         1998        1997
                                                                                -------------------------------------
Service cost benefits earned during the period                                      $   963      $   714     $   679
Interest cost on projected benefit obligation                                           759          721         652
Actual return on plan assets                                                         (1,847)      (1,405)     (1,695)
Net amortization and deferral of gains (1)                                              783          385         807
                                                                                -------------------------------------
  Net pension expense                                                               $   658      $   415     $   443
                                                                                =====================================
(1)  This item is comprised of:
 Current year's net asset gain deferred for later recognition                       $   809      $   446     $   837
 Amortization of prior service cost                                                      15           15          15
 Amortization of unrecognized net asset                                                 (38)         (38)        (38)
 Amortization of net (gain)                                                              (3)         (38)         (7)
                                                                                -------------------------------------
                                                                                    $   783      $   385     $   807
                                                                                =====================================

Assumptions used to develop the net pension expense were:

                                                     1999    1998    1997
                                                     ----    ----    ----
Discount rate                                        6.5%    6.5%    7.5%
Expected long-term rate of return on assets          8.0%    8.0%    8.0%
Rate of increase in compensation levels              4.0%    4.0%    5.0%

Assets of the plan consist primarily of U.S. Government securities, corporate bonds, and equity securities. During 1999, HFI amended its defined benefit pension plan to exclude all employees hired after January 1, 1999.

HFI also has a defined contribution plan covering substantially all employees. HFI provides a matching contribution of 25% of employee contributions to a maximum of 6% of employee compensation. Expense related to the defined contribution plan was $150,000 in 1999, $123,000 in 1998, and $93,000 in 1997.
During 1999, HFI amended its defined contribution pension plan to provide a matching contribution of 50% of employee contributions to a maximum of 6% of employee compensation for all employees hired after January 1, 1999.

HFI also provides supplemental retirement benefits for executives. The following sets forth the amounts recognized in HFI's statement of financial condition as of December 31, 1999 and 1998:

                                                                               1999         1998
                                                                          --------------------------
Change in benefit obligation:
Benefit obligation at beginning of year                                         $  491       $  322
Service cost                                                                        26           23
Interest cost                                                                       16           24
Actuarial loss                                                                     145          104
Actuarial loss due to changes in assumptions                                         -           18
                                                                          --------------------------
Benefit obligation at the end of plan year                                         678          491
                                                                          --------------------------
Fair value of plan assets at end of year                                             -            -

Funded status                                                                     (678)        (491)
Unrecognized net loss                                                              285          146
Unrecognized prior service cost                                                    125          141
                                                                          --------------------------
  Accrued benefit cost                                                          $ (268)      $ (204)
                                                                          ==========================

The components of net pension cost for the supplemental retirement benefits for executives for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                                       1999         1998        1997
                                                                 -------------------------------------
Service cost                                                            $ 26         $ 22        $ 15
Interest cost                                                             16           24          18
Amortization of unrecognized prior service cost                           16           16          16
Amortization of net loss                                                   7            -           -
                                                                 -------------------------------------
Total net periodic post-retirement benefit cost                         $ 65         $ 62        $ 49
                                                                 =====================================

The accumulated benefit obligation for the supplemental retirement benefits for executives was determined using a discount rate of 6.5%.

HFI also provides certain health care benefits for retired employees that accumulate 25 years of service and were hired before October 1, 1995. HFI accounts for these post-retirement benefits under the accrual method of accounting.

                                                                              1999         1998
                                                                           -------------------------
Change in benefit obligation:
Benefit obligation at beginning of year                                        $ 2,553      $ 1,721
Service cost                                                                        61           81
Interest cost                                                                       99          127
Actuarial loss                                                                       -          194
Plan change                                                                        (51)           -
Actuarial loss due to changes in assumptions                                      (941)         463
Benefits paid                                                                      (32)         (33)
                                                                           -------------------------
Benefit obligation at the end of plan year                                       1,689        2,553
                                                                           -------------------------
Fair value of plan assets at year end                                                -            -

Funded status                                                                   (1,689)      (2,553)
Unrecognized net (gain) loss                                                      (528)         391
Unrecognized prior service cost                                                   (321)        (290)
                                                                           -------------------------
  Accrued benefit cost                                                         $(2,538)     $(2,452)
                                                                           =========================

The components of net post-retirement benefit cost for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                                      1999         1998        1997
                                                                 -------------------------------------
Service cost                                                           $  61        $  81       $  71
Interest cost                                                             99          127         116
Amortization of unrecognized prior service cost                          (20)           -           -
Amortization of net (gain)                                               (22)         (20)        (22)
                                                                 -------------------------------------
Total net periodic post-retirement benefit cost                        $ 118        $ 188       $ 165
                                                                 =====================================

The post-retirement benefit obligation was determined using a discount rate of 7.0%. The assumed health care cost rate used in measuring the accumulated post retirement benefit obligation was 5.0% for medical costs and 5.0% per year for dental costs. The health care cost trend assumption has a significant impact on the amounts reported. For example, a 1.0% increase in the health care trend rate would increase the accumulated post-retirement benefits obligation by approximately $365,219 at December 31, 1999 and increase the aggregate of the service and interest cost components by $40,967 for the year ended December 31, 1999.

(14) Employee Stock Ownership Plan

On January 25, 1994, HFI established a leveraged employee stock ownership plan ("ESOP") for the benefit of substantially all employees. HFI makes annual contributions to the ESOP equal to the ESOP's debt service less dividends received on unearned shares. The ESOP shares initially were pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and become eligible for allocation to employee accounts. Actual ESOP share allocations to employee accounts are based on each employee's relative portion of HFI's total eligible compensation recorded during the year shares are earned. ESOP compensation expense was $338,000 in 1999, $773,000 in 1998, and $1,633,000 in 1997.

HFI accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the shares pledged as collateral on ESOP borrowings are reported as unearned ESOP shares in HFI's statement of condition. As shares are earned, HFI reports compensation expense equal to the current market price of the shares and the shares become outstanding for earnings-per-share ("EPS") computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. Dividends on unallocated ESOP shares are recorded as a reduction of accrued interest.

The ESOP shares as of December 31, 1999, 1998 and 1997 were as follows:

                                                                  1999          1998           1997
                                                             --------------------------------------------
Allocated shares                                                   519,407       399,509         277,344
Shares released for allocation                                      29,700       148,500         147,300
Earned shares not yet released for allocation                       29,700        29,700         148,500
Shares distributed                                                 (18,356)      (28,602)        (25,135)
Unearned shares                                                     89,100       118,800         148,500
                                                             --------------------------------------------
                                                                   649,551       667,907         696,509
                                                             ============================================

Fair value of unearned shares                                     $    668      $  1,619        $  2,951
                                                             ============================================

(15) Stock Award and Option Plans

HFI's stock award plans include the Recognition and Retention Plan for Officers and Employees and the Recognition and Retention Plan for Outside Directors ("the RRPs") that were established on January 25, 1994. The RRPs provide for the granting of restricted stock awards to key employees and unrestricted stock awards to outside directors. Restricted stock awards will only vest if HFI achieves certain financial goals over one-year performance periods. Recipients of restricted and unrestricted stock awards are not required to provide consideration to HFI other than rendering service and have the right to vote the shares and receive dividends. The following table summarizes the activity in HFI's RRPs during 1999, 1998 and 1997:


                                                   Restricted      Unrestricted        Shares in          Total
                                                   Shares (1)       Shares (1)        Suspense (1)      Shares (1)
                                                 --------------------------------------------------------------------
     Unearned on December 31, 1996                       72,450             15,006            156,750        244,206

     Plan activity during 1997:
     Forfeited                                          (16,875)                 -             16,875              -
     Awarded                                                  -              4,500             (4,500)             -
     Earned                                             (36,225)           (15,506)                 -        (51,731)
                                                 --------------------------------------------------------------------
     Unearned on December 31, 1997                       19,350              4,000            169,125        192,475

     Plan activity during 1998:
     Forfeited                                                -                  -                  -              -
     Awarded                                              4,500                  -             (4,500)             -
     Earned                                             (11,175)            (1,500)                 -        (12,675)
                                                 --------------------------------------------------------------------
     Unearned on December 31, 1998                       12,675              2,500            164,625        179,800

     Plan activity during 1999:
     Forfeited                                                -                  -                  -              -
     Awarded                                             12,330                  -            (12,330)             -
     Earned                                             (21,505)            (1,500)                 -        (23,005)
                                                 --------------------------------------------------------------------
     Unearned on December 31, 1999                        3,500              1,000            152,295        156,795
                                                 ====================================================================

     (1) The number of shares granted under the Stock Option Plan and the weighted average exercise price are adjusted for a three for one stock split that was effective November 18, 1997.

At the time of inception of the RRPs, the cost of the plan shares was recorded as unearned compensation in stockholders' equity. As granted shares are earned, compensation is charged to expense at market value (restricted shares) or at cost (unrestricted shares), unearned compensation is reduced at share cost ($3.33 per share), thereby increasing stockholders' equity, and paid in capital is increased by the appreciated portion of the restricted shares' market value. HFI recorded compensation expense for earned RRP shares totaling $173,000 in 1999, $173,000 in 1998, and $592,000 in 1997.

HFI's stock option plans include the 1994 Incentive Stock Option Plan for key employees and the 1994 Stock Option Plan for Outside Directors ("the Option Plans") which were established on January 25, 1994. Recipients of options under the Option Plans are required to pay consideration to the Bank to exercise option shares as well as render service over the applicable vesting periods. Recipients of options have no rights with respect to share voting or receipt of dividends on unexercised option shares. Stock options under the Option Plans vest over periods of one to five years, or at the time of certain qualified events, and are exercisable within a ten-year period from the date the options were granted.

The Board of Directors adopted the Harris Savings Bank 1996 Stock Option Plan ("the 1996 Stock Option Plan") and reserved 75,000 shares of Common Stock for issuance under the plan. This plan was approved by the stockholders at the annual meeting of stockholders on April 16, 1996. Recipients of options under the 1996 Stock Option Plan are required to pay consideration to HFI to exercise option shares as well as render service over the applicable vesting periods. Recipients of options have no rights with respect to share voting or receipt of dividends on unexercised option shares. Stock options under the 1996 Stock Option Plan vest over a period of three years, or at the time of certain qualified events, and are exercisable within a ten-year period from the date the options were granted.

In 1999, the Board of Directors adopted the Harris Financial, Inc. 1999 Incentive Stock Option Plan and the Harris Financial, Inc. 1999 Stock Option Plan for Outside Directors ("the 1999 Stock Option Plans"). The Board of Directors reserved 1,000,000 shares of Common Stock for issuance under the Harris Financial, Inc. 1999 Incentive Stock Option Plan and 125,000 shares of Common Stock for issuance under the Harris Financial, Inc. 1999 Stock Option Plan for Outside Directors. The plans were approved by the stockholders at the annual meeting of stockholders on April 20, 1999. Recipients of options under the 1999 Stock Option Plans are required to pay consideration to the Bank to exercise option shares as well as render service over the applicable vesting periods. Recipients of options have no rights with respect to share voting or receipt of dividends on unexercised option shares. Stock options under the 1999 Stock Option Plans vest over a period of five years, or at the time of certain qualified events, and are exercisable within a ten-year period from the date the options were granted.

The following table presents the activity in HFI's option plans during the periods ending December 31:

                                          1999                           1998                            1997
                                  ---------------------------------------------------------------------------------------------
                                                     Weighted                        Weighted                       Weighted
                                                      Average                         Average                        Average
                                                     Exercise                        Exercise                       Exercise
                                   Number (1)        Price (1)   Number (1)         Price (1)    Number (1)        Price (1)
                                  ---------------------------------------------------------------------------------------------
Balance at beginning of year           178,650        $    9.50       332,125         $    3.92       479,550        $    3.41
Granted (forfeited)                    226,850   (4)      11.76        49,625   (3)       22.49        (6,225) (2)        1.76
Exercised                              (30,125)            3.72      (203,100)             3.61      (141,200)            3.39
                                  ---------------------------------------------------------------------------------------------
Balance at end of year                 375,375        $   11.33       178,650         $    9.50       332,125        $    3.92
                                  =============================================================================================

Exercisable at end of year             117,275                         77,925                         220,975
                                  =============                 ==============                  ==============

Weighted average grant date
  fair value of options granted
  during the year                    $    6.16                      $    6.48                       $    3.93
                                  =============                 ==============                  ==============

(1) The number of shares granted under the Stock Option Plan and the weighted average exercise price are adjusted for a three for one stock split that was effective November 18, 1997.
(2)  Includes 39,750 forfeited shares
(3)  Includes 1,500 forfeited shares
(4)  Includes 29,150 forfeited shares

The following table presents the options outstanding and exercisable at December 31, 1999:

                                                       $0 - $5    $5 - $10     $10 - $15     $20-$25        Total
                                                  ------------------------------------------------------------------
Options Outstanding:
Number of options (1)                                   73,625      17,275        259,475     25,000        375,375
Weighted average exercise price (1)                   $   3.33    $   7.01      $   13.03   $  20.25      $   11.33
Weighted average remaining contract life in years            4           7              9          8              8

Options Exercisable:
Number of options (1)                                   73,625      11,725         26,925      5,000        117,275
Weighted average exercise price (1)                   $   3.33    $   6.55      $   13.66   $  20.25      $    6.74

(1) The number of shares granted under the Stock Option Plan and the weighted average exercise price are adjusted for a three for one stock split that was effective November 18, 1997.

HFI applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation costs for HFI's 1996 and 1999 stock option plans been determined consistent with FASB Statement No. 123, HFI's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                             1999          1998         1997
                                          ------------------------------------
Net income
  As reported                              $ 18,683     $ 19,229     $ 17,771
  Pro forma                                $ 17,932     $ 19,099     $ 17,738

Basic earnings per share (1)
  As reported                              $   0.56     $   0.57     $   0.53
  Pro forma                                $   0.53     $   0.56     $   0.53

Diluted earnings per share (1)
  As reported                              $   0.55     $   0.57     $   0.52
  Pro forma                                $   0.53     $   0.56     $   0.52

(1) All per share values have been adjusted to reflect the November 18, 1997 three for one stock split.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1999: dividend yield of 2.18 percent to 3.96 percent; expected volatility of 42.265 percent; risk-free interest rate of 4.67 percent to 6.16 percent; and expected lives of seven years. The following weighted average assumptions are used for grants in 1998: dividend yield of 1.57 percent; expected volatility of 43.89 percent; risk-free interest rate of 4.52 percent; and expected lives of seven years. The following weighted average assumptions are used for grants in 1997: a dividend yield of 3.34 percent; expected volatility of 41.32 percent; risk-free interest rate of 5.60 percent; and expected lives of seven years. The effects of applying SFAS No. 123 may not be representative of the effects on reported net income in future years.

(16) Income Taxes

Income tax expense for the years ended December 31, 1999, 1998 and 1997 is summarized as follows:

                                             For the years ended December 31,
                                          --------------------------------------
                                             1999          1998          1997
                                          --------------------------------------
Federal:
  Current                                   $ 4,589       $ 6,609       $ 6,905
  Deferred                                    1,212          (903)          (31)
                                          --------------------------------------
                                              5,801         5,706         6,874
State:
  Current                                     1,802         1,338         1,483
  Deferred                                       22           265           (45)
                                          --------------------------------------

Income tax expense                          $ 7,625       $ 7,309       $ 8,312
                                          ======================================

Total income tax expense differed from the amounts computed by applying the U.S. Statutory income tax rate for the years ended December 31, 1999, 1998 and 1997 to income before taxes as a result of the following:

                                                                        1999         1998        1997
                                                                      ----------------------------------
Estimated income tax expense at federal rate                           $ 9,208      $ 9,288     $ 9,129
State tax expense net of federal income taxes                            1,180        1,041         979
Tax-exempt interest income                                              (2,219)      (2,271)     (2,013)
Amortization of goodwill                                                   322          322         318
Dividends received deduction                                            (1,216)      (1,677)     (1,501)
Non-deductible employee stock option plan expense                           83          224         399
Interest disallowance                                                      291          352         306
Other, net                                                                 (24)          30         695
                                                                      ----------------------------------
   Total                                                               $ 7,625      $ 7,309     $ 8,312
                                                                      ==================================

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1999 and 1998 are presented below:

                                                                                1999         1998
                                                                             ------------------------
Deferred tax asset:
Reserve for uncollected interest                                               $      -     $     77
Deferred compensation expense                                                       336          404
Post-retirement benefits expense                                                  1,035          973
Pension expense                                                                     334          117
Excess loan servicing fees                                                           47           69
Allowance for loan losses                                                         4,264        3,505
Deposit intangible amortization                                                   1,218          898
Accrued severance costs                                                              61          134
Deferred interest income                                                            290          242
Non-accrual interest                                                                126          126
Stock-based compensation expense                                                    (27)         115
Net unrealized losses on marketable securities available for sale                19,051            -
Sale of loan servicing rights                                                       559            -
Other                                                                               289          460
                                                                             ------------------------
  Total                                                                          27,583        7,120
                                                                             ------------------------
Deferred tax liabilities:
Deferred loan costs and dealer reserves, net                                      6,715        3,877
Prepaid expenses                                                                    301          359
Depreciation                                                                        976          545
Net unrealized gains on marketable securities available for sale                      -        5,035
Deferred depreciation and amortization on acquisition related assets                155          224
Originated mortgage servicing rights                                                958        1,069
Excess tax bad debt reserves over base year                                         908        1,367
Other                                                                               168          116
                                                                            -------------------------
  Total                                                                          10,181       12,592
                                                                             ------------------------

    Net deferred tax asset (liability)                                         $ 17,402     $ (5,472)
                                                                             ========================

Management has determined that it is not required to establish a valuation reserve for its gross deferred tax asset of $27.6 million since it is more likely than not that the deferred tax assets will be realized through future reversals of existing temporary differences, future taxable income and the implementation of prudent tax planning strategies.

(17) Leases

At December 31, 1999, HFI was obligated under non-cancelable operating leases for office space. Certain leases contain escalation clauses providing for increased rentals based on increases in the average consumer price index. Rental expenses for these facilities aggregated $1,070,000 in 1999, $993,000 in 1998, and $1,022,000 in 1997.

The projected minimum rental payments under the terms of the leases at December 31, 1999, net of projected sub-lease rentals, are as follows:

      Years ending
      December 31,                    Amount
--------------------------        ------------
2000                                $     903
2001                                      795
2002                                      744
2003                                      620
2004                                      458
2005 and thereafter                     1,254
                                  ------------
                                    $   4,774
                                  ============

(18) Fair Value Accounting

For HFI, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments as defined in SFAS 107. Many of HFI's financial instruments, however, lack an available trading market as characterized by a willing buyer and a willing seller engaging in an exchange transaction. Since it is HFI's general practice not to engage in trading activities, significant assumptions and estimations were used in calculating present values in discounted cash flow models. Estimated fair values at December 31, 1999 and 1998 have been determined by HFI using the best available data, as generally provided in Harris Savings Bank's call report as submitted to the FDIC with an estimation methodology suitable for each category of financial instrument.

Fair value estimates, methods and assumptions are set forth below for HFI's financial instruments.

Cash and Cash Equivalents. The carrying amounts for short-term instruments approximate fair value because of the short maturity of, and negligible credit concerns within those instruments.

                                                    1999                                1998
                                       -------------------------------------------------------------------
                                          Estimated       Carrying            Estimated       Carrying
                                          Fair Value       Amount             Fair Value       Amount
                                       -------------------------------------------------------------------
Cash and cash equivalents                      $ 73,613     $ 73,613               $ 56,741      $ 56,741
                                       ==============================      ===============================

Marketable Securities. The fair value of marketable securities, all of which are maintained as available-for-sale, has been valued based on quotations received from an independent pricing service.

                                                       1999                                1998
                                        ---------------------------------------------------------------------
                                             Estimated       Amortized           Estimated        Amortized
                                            Fair Value          Cost             Fair Value         Cost
                                        ---------------------------------------------------------------------
Securities available-for-sale               $ 1,257,603      $ 1,306,001         $ 1,274,837     $ 1,261,696
                                        ---------------------------------   ---------------------------------
                                            $ 1,257,603      $ 1,306,001         $ 1,274,837     $ 1,261,696
                                        =================================   =================================

Deposit, Escrow, and Other Borrowings. Under SFAS 107, the fair value of deposits with no stated maturity, such as demand deposit accounts, NOW accounts, money market accounts and savings accounts, is equal to the amount payable on demand. The fair value of time deposits and other borrowings is based on the discounted value of contractual cash flows and current rates for debt with similar terms and remaining maturities. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value of escrow, which has no stated maturity, is equal to the amount on deposit.

                                                          1999                             1998
                                            ----------------------------------------------------------------
                                                Estimated        Carrying        Estimated         Carrying
                                                Fair Value        Amount         Fair Value         Amount
                                            ----------------------------------------------------------------
Demand and NOW accounts                       $   156,118     $   156,118      $   144,689       $  144,689
Money market accounts                             172,550         172,550          152,057          152,057
Savings                                           135,813         135,813          143,462          143,462
Time deposits                                     915,405         909,389          722,244          765,171
                                            ----------------------------------------------------------------
   Total deposits                             $ 1,379,886     $ 1,373,870      $ 1,162,452       $1,205,379
                                            ================================================================
Escrow                                        $     3,511     $     3,511      $     7,906       $    7,906
                                            ================================================================
Other borrowings                              $ 1,094,348     $ 1,118,000      $ 1,065,173       $1,069,254
                                            ================================================================

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

Fair values for all commercial and other loans have been calculated by discounting scheduled cash flows. The discount rate used in these calculations is the market rate for similar instruments adjusted for noninterest operating costs, credit risk and assumed prepayment risk.


                                                           1999                             1998
                                              ---------------------------------------------------------------
                                                 Estimated        Carrying        Estimated        Carrying
                                                 Fair Value        Amount         Fair Value        Amount
                                              ---------------------------------------------------------------
Commercial loans                                $   342,175     $   347,323      $   203,543      $  203,585
Mortgage loans                                      539,794         556,895          603,086         602,432
Consumer loans                                      366,094         364,495          254,401         249,715
Less:  Allowance for loan losses                          -         (11,873)               -          (9,088)
                                              ---------------------------------------------------------------
                                                $ 1,248,063     $ 1,256,840      $ 1,061,030      $1,046,644
                                              ===============================================================

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

                                                              1999                                        1998
                                             ------------------------------------------  ----------------------------------------
                                                   Contract    Carrying     Estimated          Contract    Carrying     Estimated
                                                    Amount    Amount (1)   Fair Value           Amount    Amount (1)   Fair Value
                                             ------------------------------------------  ----------------------------------------
Commitments:
Commitments to extend credit:
  Unused open-end consumer lines of credit        $  57,311     $     -        $     -        $  44,006     $     -      $     -
  Unused open-end commercial lines of credit         96,481         391            391           39,429         275          275
  Funds available on construction loans              27,281         704            704           37,319         902          902
  Loan originations and purchases                    31,087         436            436           86,286         477          477
  Performance standby letters of credit               7,372          34             34            4,703          31           31
                                             ------------------------------------------  ----------------------------------------
                                                  $ 219,532     $ 1,565        $ 1,565        $ 211,743     $ 1,685      $ 1,685
                                             ==========================================  ========================================

Commitments to sell loans                         $   7,633     $     -        $     -        $  14,418     $     -      $     -

Commitments to purchase securities                $       -     $     -        $     -        $       -     $     -      $     -

(1) The amounts shown under "carrying amount" represent accruals or deferred income arising from these unrecognized financial instruments.

Limitations. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instruments. These estimates do not reflect any premium or discount that could result from offering for sale at one time HFI's entire holdings or of a particular financial instrument. Because no market exists for a significant portion of HFI's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial institutions and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Management is concerned that reasonable comparability between financial institutions may not be likely due to the wide range of permitted valuation techniques and the estimates and assumptions that must be made.

(19) Derivative Financial Instruments

As of December 31, 1999, HFI has entered into five total return swaps. The swaps are intended to hedge market value fluctuations in HFI's retail construction loan portfolio that are caused by changes in market levels of interest rates. The swaps have contract durations of 6 to 8 months and consist of two components:

     . HFI exchanges fixed rate interest payments on a designated mortgage backed security (MBS) pool for a floating rate interest payment indexed to the London Interbank Offered Rate (LIBOR) minus 42 basis points. The settlement is made on a monthly basis between HFI and the counter party.

     . A lump sum payment which reflects the change in market value of the designated MBS pool from the inception of the swap contract to the end of the swap contract. This payment is made at the final date of the contract between HFI and the counter party. HFI receives a payment if the market value of the underlying MBS pool declines. Conversely, HFI must pay the counter party if the value of the MBS pool increases.

The total return swaps are designed to hedge against the decline in the market value of a specifically identified pool of fixed rate construction loans that are to be sold upon their conversion to long term mortgage loans. HFI has determined that there is a high degree of correlation between the changes in the market value of the underlying MBS pool and the fair market value of the hedged loans. Accordingly, HFI has recorded the change in market value of the contract on the balance sheet, with an offsetting entry to the carrying value of the hedged loans. Management has estimated the market value of the contract by determining the change in the fair market value of the underlying MBS pool. Management believes this amount is approximately equal to the fair market value of the contract. The ultimate gain or loss incurred by HFI as a result of the changes in the market value of the contract will be recognized upon the sale of the construction loans. HFI has recorded the impact of the interest rate swap portion of the contract using synthetic instrument accounting. Under this method, income or losses related to the interest rate swap are accrued as they occur. The notional amount of the contracts and the fair value of the swap as of December 31, 1999, are shown in the following table:


       Contract                              Notional       Fair Value
         Date             Category            Amount        Gain/(loss)
     --------------  --------------------  -------------  ----------------
         6/4/99        6.5% FNMA Pool           $ 5,000             $ 131
        7/26/99        7.0% FNMA Pool             5,000                56
        8/19/99        7.0% FNMA Pool             7,500                96
       10/19/99        7.0% FNMA Pool             5,000                29
       11/30/99        7.0% FNMA Pool             5,000                28
                                           -------------  ----------------
     Total                                     $ 27,500             $ 340
                                           =============  ================

As of December 31, 1999, the Bank has entered into two callable interest rate swaps totaling $26.0 million. The callable interest rate swaps are matched to callable certificates of deposits. The fixed interest rate received by the Bank as a result of the swap is passed on to the holder of the certificate of deposit. Each callable interest rate swap has the same call date as the callable certificate of deposit to which it is matched. The first callable interest rate swap was entered into on November 16, 1999. This interest rate swap is matched to a callable certificate of deposit with a 10 year final maturity and callable after one year. The second callable interest rate swap was entered into December 6, 1999. This interest rate swap is matched to a callable certificate of deposit with a 7 year final maturity and callable after one year. For both interest rate swaps, the Bank pays a rate of 3 month LIBOR less 9 basis points. For the November 16, 1999 interest rate swap, the Bank receives a fixed interest rate of 7.35%., creating an effective borrowing rate of 5.980% as of December 31, 1999. For the December 6, 1999 interest rate swap, the Bank receives a fixed interest rate of 7.00%, creating an effective borrowing rate of 6.031% as of December 31, 1999.

The notional amount of the contracts and the fair value of the callable interest rate swaps as of December 31, 1999, are shown in the following table:

                                                      Fair Value
       Contract        Maturity        Notional          as of
         Date            Date           Amount         12/31/99
     --------------  --------------   ------------  ----------------
       11/16/99        11/16/09          $ 12,500             $ 369
        12/6/99         12/6/09            13,500               374
                                      ------------  ----------------
     Total                               $ 26,000             $ 743
                                      ============  ================

(20) New Accounting Standards

During June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment.

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

(21) Earnings Per Share

The following tables show the allocation of earnings per share to basic earnings per share and diluted earnings per share.

                                                                                                      Per Share
For the year ended December 31, 1999                                    Income           Shares        Amount
                                                                   ----------------------------------------------

Basic earnings per share:
  Income available to common shareholders                             $       18,683      33,595,772   $    0.56
                                                                   ----------------------------------------------

  Options held by management and directors                                                    70,785
                                                                                     ----------------

Diluted earnings per share:
  Income available to common shareholders plus assumed
  conversions                                                         $       18,683      33,666,557   $    0.55
                                                                   ==============================================

For the year ended December 31, 1998

Basic earnings per share:
  Income available to common shareholders                             $       19,229      33,885,369   $    0.57
                                                                   ----------------------------------------------

  Options held by management and directors                                                   126,383
                                                                                     ----------------

Diluted darnings per share:
  Income available to common shareholders plus assumed
  conversions                                                         $       19,229      34,011,752   $    0.57
                                                                   ==============================================

For the year ended December 31, 1997

Basic earnings per share:
  Income available to common shareholders                             $       17,771      33,779,379   $    0.53
                                                                   ----------------------------------------------

  Options held by management and directors                                                   296,682
                                                                                     ----------------

Diluted earnings per share:
  Income available to common shareholders plus assumed
  conversions                                                         $       17,771      34,076,061   $    0.52
                                                                   ==============================================

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding for the year. Diluted earnings per common share were computed by dividing net income by the sum of the weighted average number of common shares outstanding, plus the amount of shares outstanding assuming the conversion of stock options.

Options to purchase 276,031 shares of common stock, with exercise prices ranging from $12.10 to $20.25, were outstanding during 1999 but were not included in the computation of diluted earnings per share because the exercise prices are greater than the average market price of the common shares during the period. The options, which expire at various dates through March 15, 2009, were still outstanding as of December 31, 1999.

Options to purchase 38,837 shares of common stock, with exercise prices ranging from $20.25 to $26.50, were outstanding during 1998 but were not included in the computation of diluted earnings per share because the exercise prices are greater than the average market price of the common shares during the period. The options, which expire at various dates through June 2, 2008, were still outstanding as of December 31, 1998.

An option to purchase 3,181 shares of common stock, with an exercise price of $12.10, was outstanding during 1997 but was not included in the computation of diluted earnings per share because the exercise price is greater than the average market price of the common shares during the period. The option, which expires on August 25, 2007, was still outstanding as of December 31, 1997.

(22) Harris Financial Corporation Financial Information (Parent Company Only)

                                                                        December 31,
                                                                ------------------------------
Consolidated Balance Sheet                                          1999             1998
--------------------------                                      ------------------------------
                                                                      (unaudited)
Assets:
  Cash                                                            $     709         $     491
  Marketable securities available for sale                            3,450             3,450
  Loans receivable                                                      396               495
  Investment in bank subsidiary                                     164,881           185,520
  Other assets                                                          830               176
                                                                ------------------------------
Total assets                                                      $ 170,266         $ 190,132
                                                                ==============================

Liabilities and Stockholders' Equity:
  Accounts payable and other liabilities                          $     942         $     162
  Stockholders' equity                                              169,324           189,970
                                                                ------------------------------
Total liabilities and stockholders' equity                        $ 170,266         $ 190,132
                                                                ==============================

                                                                              For the years ended
                                                                                   December 31,
                                                                        ----------------------------------
Consolidated Statement of Income                                            1999                   1998
--------------------------------                                        ----------------------------------
                                                                                  (unaudited)
Income:
  Interest income                                                         $    185               $    411
  Loss on sale of securities                                                     -                     (6)
  Harris/Wharton income                                                       (127)                     -
  Other income                                                                   1                      -
                                                                        -----------            -----------
Total income                                                                    59                    405
Expense:
  Other expense                                                                777                    609
                                                                        -----------            -----------
Net loss before equity in undistributed
  net income of subsidiaries                                                  (719)                  (204)
  Equity in undistributed net income of subsidiaries                        19,402                 19,433
                                                                        -----------            -----------
Net income                                                                $ 18,683               $ 19,229
                                                                        ===========            ===========

                                                                                           For the years ended
                                                                                               December31,
                                                                                 -----------------------------------------
Consolidated Statement of Cash Flows                                                    1999                   1998
------------------------------------                                             -----------------------------------------
                                                                                               (unaudited)
Cash flows from operating activities:
Net income                                                                           $     18,683            $     19,229
Adjustments to reconcile net income to net cash provided by operating activities:
  Undistributed earnings of subsidiary                                                    (19,402)                (19,433)
  Net depreciation, amortization, and accretion                                                79                     150
  Loss on sale of investments                                                                   -                       6
  Equity losses from joint venture                                                            127                    (495)
  Increase in loan to subsidiary                                                               99                     122
  Decrease (increase) in other                                                                 59
                                                                                 -----------------      ------------------
Net cash used by operating activities:                                                       (355)                   (421)
                                                                                 -----------------      ------------------

Cash flows from investing activities:
Purchase of available-for-sale securities, net                                                  -                    (510)
Sale of available-for-sale securities, net                                                      -                   6,571
Investment in joint venture                                                                  (300)                      -

                                                                                 -----------------      ------------------
Net cash provided by (used in) investing activities                                          (300)                  6,061
                                                                                 -----------------      ------------------

Cash flows from financing activities:
Payments to acquire treasury stock                                                           (428)                 (5,970)
Payments from exercise of stock options                                                       112                     733
Dividends paid                                                                             (1,911)                 (1,886)
Dividends received                                                                          3,100                   1,888

                                                                                 -----------------      ------------------
Net cash (used in) provided by financing activities                                           873                  (5,235)
                                                                                 -----------------      ------------------

  Net increase in cash                                                                        218                     405

Cash at the beginning of the period                                                           491                      86
                                                                                 -----------------      ------------------

Cash at the end of the period                                                        $        709            $        491
                                                                                 =================      ==================

(23) Segment Reporting

Effective January 1, 1998, HFI adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), which requires disclosures about reportable segments of an enterprise. The determination of these segments is based upon the manner in which the chief operating decision maker of a particular enterprise evaluates its financial information.

HFI consists of a holding company and a wholly-owned bank subsidiary, Harris Savings Bank. Harris Savings Bank and its affiliated companies perform financial service activities, which include making loans to individuals and businesses, selling loans on the secondary market, attracting and reinvesting deposits, providing other financial services through its bank delivery channels and making investments in marketable securities. These services are concentrated in southcentral Pennsylvania and northern Maryland. Both of these markets possess similar characteristics. The operating results of Harris Savings Bank as a single entity are used by HFI's executives to make operating decisions. Therefore, the consolidated financial statements of HFI, as presented, represent the results of a single financial services segment.

(24) Consolidated Quarterly Financial Data


                                                                         1999
                                                --------------------------------------------------------
                                                    First        Second         Third        Fourth
                                                   Quarter       Quarter       Quarter       Quarter
                                                --------------------------------------------------------
                                                                      (unaudited)
Interest income                                       $41,708       $42,428       $44,989       $45,704
Interest expense                                       26,587        27,227        29,421        30,156
                                                --------------------------------------------------------
  Net interest income                                  15,121        15,201        15,568        15,548
Provision for loan loss                                   795           795           795           795
Noninterest income                                      4,021         3,511         2,477           748
Noninterest expense                                    11,592        11,333        11,564         8,218
                                                --------------------------------------------------------
  Income before income taxes                            6,755         6,584         5,686         7,283
Income taxes                                            1,822         1,847         1,556         2,400
                                                --------------------------------------------------------
  Net income                                          $ 4,933       $ 4,737       $ 4,130       $ 4,883
                                                ========================================================


Basic earnings per share                              $  0.15       $  0.14       $  0.12       $  0.15
Diluted earnings per share                            $  0.15       $  0.14       $  0.12       $  0.14
                                                ========================================================

                                                                         1998
                                                --------------------------------------------------------
                                                    First        Second         Third        Fourth
                                                   Quarter       Quarter       Quarter       Quarter
                                                --------------------------------------------------------
                                                                      (unaudited)
Interest income                                       $40,407       $40,102      $ 41,402      $ 42,101
Interest expense                                       26,309        26,042        27,220        27,579
                                                --------------------------------------------------------
  Net interest income                                  14,098        14,060        14,182        14,522
Provision for loan loss                                   830           570           570           570
Noninterest income                                      4,928         3,052         4,198         3,367
Noninterest expense                                     9,823        10,399        10,856        12,251
                                                --------------------------------------------------------
  Income before income taxes                            8,373         6,143         6,954         5,068
Income taxes                                            2,624         1,668         2,040           977
                                                --------------------------------------------------------
  Net income                                          $ 5,749       $ 4,475       $ 4,914       $ 4,091
                                                ========================================================


Basic earnings per share                              $  0.17       $  0.13       $  0.15       $  0.12
Diluted earnings per share                            $  0.17       $  0.13       $  0.15       $  0.12
                                                ========================================================

(25)  Components of Comprehensive Income


                                                                Before-         Tax          Net-of-
                                                                  Tax        Expense or        Tax
                                                                 Amount        Benefit        Amount
                                                           -------------------------------------------
For the year ended December 31, 1999
Unrealized losses on securities:
  Unrealized holding losses arising during period               $ (62,743)     $ 24,557     $ (38,186)
  Plus: Reclassification adjustment for losses
            included in net income                                  1,204          (471)          733
                                                           -------------------------------------------
      Net unrealized losses                                     $ (61,539)     $ 24,086     $ (37,453)
                                                           ===========================================

For the year ended December 31, 1998
Unrealized losses on securities:
  Unrealized holding losses arising during period               $  (3,367)     $  1,370     $  (1,997)
  Less: Reclassification adjustment for gains
            included in net income                                 (1,060)          431          (629)
                                                           -------------------------------------------
      Net unrealized losses                                     $  (4,427)     $  1,801     $  (2,626)
                                                           ===========================================

For the year ended December 31, 1997
Unrealized gains on securities:
  Unrealized holding gains arising during period                $  13,720      $ (5,427)    $   8,293
  Less: Reclassification adjustment for gains
           included in net income                                  (1,945)          769        (1,176)
                                                           -------------------------------------------
      Net unrealized gains                                      $  11,775      $ (4,658)    $   7,117
                                                           ===========================================

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item, relating to directors, executive officers, and controlling interests is set forth in the Registrant's definitive Proxy Statement to be used in connection with the 2000 Annual Meeting of Shareholders, and is incorporated herein by reference.

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

Based solely upon its review of the copies of such forms received by it or written representations from certain reporting persons that no Forms 5 were required for those persons, the Registrant believes that during the period from January 1, 1999 through December 31, 1999, its officers and directors were in compliance with all filing requirements applicable to them.


ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item, relating to executive compensation, is set forth in the Registrant's definitive Proxy Statement to be used in connection with the 2000 Annual Meeting of Shareholders, and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

The information required by this Item, relating to beneficial ownership of the Registrant's Common Stock, is set forth in the Registrant's definitive Proxy Statement to be used in connection with the 2000 Annual Meeting of Shareholders, and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item, relating to transactions with management and others, certain business relationships and indebtedness of management, is set forth in the Registrant's definitive Proxy Statement to be used in connection with the 2000 Annual Meeting of Shareholders, and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS
         ON FORM 8-K

The exhibits and financial statement schedules filed as part of this Form 10-K are as follows:

     (a)(1) Financial Statements
            --------------------

            . Consolidated Statements of Financial Condition as of December 31,
              1999 and 1998.

            . Consolidated Statements of Income for the years ended December
              31, 1999, 1998, and 1997.

            . Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998, and 1997.

            . Consolidated Statements of Cash Flows for the years ended
              December 31, 1999, 1998, and 1997.

            . Notes to Consolidated Financial Statements for the years ended
              December 31, 1999, 1998, and 1997.

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

Exhibit 10.8 Executive Employment Agreement between Harris Savings Bank and Richard C. Ruben, dated August 11, 1997. (Incorporated by Reference to Exhibit 10.1 on Form 8-K, File Number 000-22399, filed with the Commission on March 13, 1998).

Exhibit 10.9 Executive Agreement between Harris Financial MHC and Charles C. Pearson, Jr., dated December 19, 1997. (Incorporated by Reference to Exhibit 10.2 on Form 8-K, File Number 000-22399, filed with the Commission on March 13, 1998).

Exhibit 10.10 Notification of the Naming of Executive Vice President/Chief Operating Officer, John Atkinson, dated April 29, 1998. (Incorporated by Reference to Form 10-K, File Number 000-22399, filed with the Commission on May 4, 1998).


Exhibit 10.11 Harris Financial, Inc. 1999 Stock Option Plan for Outside Directors and Harris Financial, Inc. 1999 Incentive Stock Option Plan (Incorporated by Reference to Form S-8, File Number 000-22399, filed with the Commission on May 27, 1999).

Exhibit 10.12 Naming of Charles C. Pearson, Jr., as Chairman of the Board of Harris Savings Bank. (Incorporated by Reference to Form 8-K, File Number 000-22399, filed with the Commission on May 18, 1999).

Exhibit 10.13 Rescission of 5% stock dividend declared January 20, 2000. (Incorporated by Reference to form 8-K, File Number 000-22399, filed with the Commission on February 8, 2000).

Exhibit 21              Subsidiaries of the Registrant

                                  Subsidiary             State of Organization
                                  ----------             ---------------------
                        Harris Savings Bank                   Pennsylvania
                        AVSTAR Mortgage Corporation           Pennsylvania
                        Harris Delaware Corporation           Delaware
                        H. S. Service Corporation             Pennsylvania
                        First Harrisburg Service Corporation  Pennsylvania
                        C.B.L. Service Corporation            Pennsylvania

Exhibit 23              Consent of Independent Auditors - Arthur Andersen LLP

Exhibit 27              Financial Data Schedule

                                   SIGNATURES

                             HARRIS FINANCIAL, INC.
                                  (Registrant)

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Harris Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: /s/ Charles C. Pearson, Jr.
    ---------------------------
Charles C. Pearson, Jr.
Chairman, President and Chief Executive Officer               March 23, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Harris Financial, Inc. and in the capacities and on the dates indicated.

 /s/ Charles C. Pearson, Jr.                Chairman, President and Chief Executive Officer       March 23, 2000
--------------------------------            Officer and Director
Charles C. Pearson, Jr.                     (Principal Executive Officer)

 /s/ James L. Durrell                       Executive Vice President and                          March 23, 2000
------------------------                    Chief Financial Officer
James L. Durrell                            (Principal Accounting and Financial
                                            Officer)

 /s/ Ernest P. Davis                        Director                                              March 23, 2000
-----------------------
Ernest P. Davis

 /s/ Jimmie C. George                       Director                                              March 23, 2000
-----------------------
Jimmie C. George

 /s/ Robert A. Houck                        Director                                              March 23, 2000
------------------------
Robert A. Houck

 /s/ Bruce S. Isaacman                      Director                                              March 23, 2000
-------------------------
Bruce S. Isaacman

 /s/ William E. McClure, Jr.                Director                                              March 23, 2000
------------------------------
William E. McClure, Jr.

 /s/ Robert E. Poole                        Director                                              March 23, 2000
-----------------------
Robert E. Poole

 /s/ William A. Siverling                   Director                                              March 23, 2000
----------------------------
William A. Siverling

 /s/ Frank R. Sourbeer                      Director                                              March 23, 2000
-------------------------
Frank R. Sourbeer

 /s/ Donald B. Springer                     Director                                              March 23, 2000
--------------------------
Donald B. Springer