Form 10-K405/A
period 1999-12-31
HARRIS FINANCIAL INC
filed 2000-04-07
CIK 1034650

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _________________________

Commission file number 0-22399
                       -------

                             HARRIS FINANCIAL, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

                     PENNSYLVANIA                   23-2889833
                   --------------                   ----------
            (State or other jurisdiction           (IRS Employer
         of incorporation or organization)       Identification No.)

 235 North Second Street, P.O. Box 1711, Harrisburg, Pennsylvania        17105
------------------------------------------------------------------       -----
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
Yes     X          No
     ---------         -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

The aggregate market value of the shares of Common Stock of the Registrant held by non-affiliates of the Registrant, based on the closing sales price of the Common Stock as quoted on the NASDAQ National Market System on March 13, 2000, was $49,963,923.

As of March 13, 2000, the Registrant had 33,574,325 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's definitive Proxy Statement to be used in connection with its 2000 Annual Meeting of Shareholders is incorporated herein by reference in partial response to Part III, hereof.

                             HARRIS FINANCIAL, INC.

This amendment to the Form 10-K Annual Report of Harris Financial, Inc. is solely being filed to include the Independent Auditors' report of Arthur Andersen LLP and the Consent of Independent Public Accountants of Arthur Andersen LLP.

PART II.
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      [Letterhead of Arthur Andersen LLP]

To the Board of Directors of
Harris Financial, Inc.

We have audited the accompanying consolidated statements of financial condition of Harris Financial, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harris Financial, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                            /s/ Arthur Andersen LLP

Lancaster, PA
January 19, 2000

PART IV.
ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  April 6, 2000                                HARRIS FINANCIAL, INC.
                                                           (Registrant)

                                                By:    /s/ James L. Durrell
                                                           James L. Durrell
                                                           Executive Vice
                                                           President and
                                                           Chief Financial
                                                           Officer
                                                (Duly Authorized Representative)