Form 10-Q
period 2000-03-31
HARRIS FINANCIAL INC
filed 2000-05-11
CIK 1034650

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to___________________

Commission File Number:  0-22399

                             HARRIS FINANCIAL, INC.
                             ---------------------
             (Exact name of registrant as specified in its charter)

         PENNSYLVANIA                                            23-2889833
        -------------                                            ----------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                              Identification No.)

235 North Second Street, P.O. Box 1711, Harrisburg, Pennsylvania        17105
----------------------------------------------------------------        -----
                 (Address of principal executive offices)             (Zip Code)

                                  717-236-4041
                                  ------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate the number of shares outstanding of each of the Bank's classes of common stock, as of the latest practicable date 34,039,875 shares of stock, par value of $.01 per share, outstanding at May 2, 2000.

Part I.  Financial Information.

Part 1, Item 1    Financial Statements.

               (Balance of this page is intentionally left blank)

                     HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                      (in thousands, except for share data)
                                   (Unaudited)

                                                March 31,         December 31,
Assets                                            2000                1999
------                                        ------------        ------------
Cash and cash equivalents                     $    54,532         $    73,613
Marketable securities available-for-sale        1,303,825           1,257,603
Loans receivable, net                           1,313,645           1,267,983
Loans held for sale, net                            1,761               1,646
Loan servicing rights                               1,839               7,616
Premises and equipment, net of accumulated
   depreciation of $16,285 and $15,484             27,565              23,228
Accrued interest receivable                        16,735              18,302
Intangible assets                                  16,898              17,617
Deferred tax asset, net                            22,191              17,402
Other assets                                        8,059               6,390
                                              ------------        ------------
   Total assets                               $ 2,767,050         $ 2,691,400
                                              ============        ============

Liabilities and Stockholders' Equity
------------------------------------
Deposits                                      $ 1,439,688         $ 1,373,870
Escrow                                              3,354               3,511
Accrued interest payable                           16,867              10,292
Postretirement benefit obligation                   2,670               2,538
Other borrowings (Note 3)                       1,123,375           1,118,000
Income taxes payable                                2,377               2,302
Other liabilities                                  11,521              11,563
                                              ------------        ------------
   Total liabilities                          $ 2,599,852         $ 2,522,076
                                              ------------        ------------

Common stock, $ .01 par value, authorized
   100,000,000 shares, 34,024,875 shares
   issued and 33,575,575 outstanding at
   March 31, 2000, 34,023,625 shares issued
   and 33,574,325 shares outstanding at
   December 31, 1999                                $ 340               $ 340
Paid in capital                                    30,348              30,323
Retained earnings                                 178,698             175,158
Accumulated other comprehensive income            (35,065)            (29,347)
Employee stock ownership plan                        (271)               (296)
Recognition and retention plans                      (454)               (456)
Treasury stock, 449,300 shares at
   March 31, 2000 and 449,300 shares at
   December 31, 1999 (Note 8)                      (6,398)             (6,398)
                                              ------------        ------------
    Total stockholders' equity                    167,198             169,324
                                              ------------        ------------
    Total liabilities and stockholders'
      equity                                  $ 2,767,050         $ 2,691,400
                                              ============        ============

See accompanying notes to consolidated financial statements.

                     HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                    (in thousands, except for per share data)
                                   (Unaudited)

                                                  Three Months Ended March 31,
                                                --------------------------------
Interest Income:                                    2000              1999
                                                --------------    --------------
  Loans receivable:
      First mortgage loans                      $       9,744    $       11,970
      Commercial loans                                  7,136             4,255
      Consumer and other loans                          7,791             5,681
  Taxable investments                                   7,298             7,998
  Taxfree investments                                     861             1,583
  Dividends                                             1,752             2,226
  Mortgage-backed securities                           12,621             7,979
  Money market investments                                 33                16
                                                --------------    --------------
       Total interest income                           47,236            41,708
                                                --------------    --------------
Interest Expense:
  Deposits                                             15,582            12,470
  Borrowed funds                                       16,120            14,092
  Escrow                                                   16                25
                                                --------------    --------------
    Total interest expense                             31,718            26,587
                                                --------------    --------------
     Net interest income                               15,518            15,121
Provision for loan losses                                 835               795
                                                --------------    --------------
    Net interest income after provision for
      loan losses                                      14,683            14,326
                                                --------------    --------------
Noninterest Income:
  Service charges on deposits                           1,601             1,233
  Other service charges/commissions/fees                  293               324
  Net servicing income                                    242                 -
  Gain (loss) on sale of securities, net                  (16)            1,353
  Gain on sale of loans, net                              508             1,172
  Other                                                   106               (61)
                                                --------------    --------------
      Total noninterest income                          2,734             4,021
                                                --------------    --------------
Noninterest Expense:
  Salaries and benefits                                 5,730             5,772
  Equipment expense                                     1,016               962
  Occupancy expense                                     1,001               802
  Advertising and public relations                        430               483
  FDIC insurance                                           68               169
  Director fees                                            94                83
  Income from real estate operations                        5              (216)
  Amortization and write-off of intangibles               720               600
  Consulting and other fees                               740               465
  Supplies, telephone and postage                         886               888
  Other                                                 1,142             1,584
                                                --------------    --------------
     Total noninterest expense                         11,832            11,592
                                                --------------    --------------
  Income before income taxes                            5,585             6,755
  Income tax expense                                    1,565             1,822
                                                --------------    --------------
      Net Income                              $         4,020    $        4,933
                                                ==============    ==============
  Basic earnings per share (Note 5)           $          0.12    $         0.15
                                                ==============    ==============
  Diluted earnings per share (Note 5)         $          0.12    $         0.15
                                                ==============    ==============

See accompanying notes to consolidated financial statements.

                     HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
                    (in thousands, except for per share data)
                                   (Unaudited)

                                                                    Other       Employee  Recognition                       Compre-
                                                                   Compre-       Stock        And                           hensive
                                 Common    Paid in   Retained      hensive     Ownership   Retention  Treasury              Income
                                  Stock    Capital   Earnings   Income (Loss)     Plan       Plan      Stock    Total       (Loss)
                                ----------------------------------------------------------------------------------------------------


Balance at January 1, 1999          $ 340   $ 29,960  $ 158,386        $ 8,106     $ (396)     $ (456)$ (5,970) $ 189,970
Net income                                                4,933                                                     4,933   $ 4,933
Dividends paid at $.06 per share                           (478)                                                     (478)
Exercised stock options                           33                                                                   33
Unrealized losses on securities                                         (1,210)                                    (1,210)   (1,210)

                                                                                                                          ----------

Comprehensive income (loss)                                                                                                 $ 3,723
                                                                                                                          ==========

ESOP stock committed for release                                                       25                              25
Excess of fair value above cost of
   ESOP stock committed for release               76                                                                   76
                                ------------------------------------------------------------------------------------------
Balance at March 31, 1999           $ 340   $ 30,069  $ 162,841        $ 6,896     $ (371)     $ (456)$ (5,970) $ 193,349
                                ==========================================================================================

Balance at January 1, 2000            340     30,323    175,158        (29,347)      (296)       (456)  (6,398)   169,324
Net income                                                4,020                                                     4,020   $ 4,020
Dividends paid at $.06 per share                           (480)                                                     (480)
Exercised stock options                            4                                                                    4
Unrealized losses on securities                                         (5,718)                                    (5,718)   (5,718)

                                                                                                                          ----------

Comprehensive income (loss)                                                                                                $ (1,698)

                                                                                                                          ==========

ESOP stock committed for release                                                       25                              25
Earned portion of RRP plan                                                                          2                   2
Excess of fair value above cost of
   ESOP stock committed for release               18                                                                   18
Excess of fair value above cost of
   earned portion of RRP plan                      3                                                                    3
                                ------------------------------------------------------------------------------------------
Balance at March 31, 2000           $ 340   $ 30,348  $ 178,698      $ (35,065)    $ (271)     $ (454)$ (6,398) $ 167,198
                                ==========================================================================================

See accompanying notes to consolidated financial statements.

                     HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                                          Three Months Ended March 31,
                                                                       ------------------------------------
                                                                          2000                    1999
                                                                       ------------           -------------
Cash flows from operating activities:
  Net Income                                                         $       4,020             $     4,933
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                  835                     795
    Net depreciation, amortization, and accretion                             (276)                  1,286
    (Increase) decrease in loans held for sale                                (115)                  3,526
    Net gain on sales of interest-earning assets                              (492)                 (2,525)
    Gain on sale of foreclosed real estate                                       -                    (123)
    Equity (income) losses from joint ventures                                 (45)                     57
    Decrease in accrued interest receivable                                  1,567                     331
    Increase in accrued interest payable                                     6,575                   5,373
    Amortization of intangibles                                                720                     600
    Earned ESOP shares                                                          43                     101
    Earned RRP shares                                                            5                       -
    Provision for deferred income taxes                                     (1,019)                    559
    Decrease in income taxes payable                                            75                   1,199
    Other, net                                                              (4,123)                 12,244
                                                                       ------------           -------------
  Net cash provided by operating activities                                  7,770                  28,356
                                                                       ------------           -------------

Cash flows from investing activities:
   Proceeds from maturities and principal reductions of marketable securities:
           Available-for-sale                                                7,517                 136,651
   Proceeds from sales of marketable securities; available-for-sale         59,192                 133,841
   Purchase of marketable securities; available-for-sale                  (119,579)               (227,766)
   Loans sold                                                               13,215                  33,629
   Net increase in loan originations less principal payments on
       loans                                                               (59,483)               (118,027)
   Loan servicing rights sold                                                7,643                       -
   Acquisition of loan servicing rights                                       (424)                   (570)
   Investments in real estate held for investment and other joint
    ventures                                                                     -                      61
   Proceeds from payments on real estate held for investment                    58                     161
   Purchases of premises and equipment, net                                 (5,556)                 (1,114)
   Cash proceeds received from the sale of foreclosed real
      estate                                                                     6                     706
                                                                       ------------           -------------
      Net cash used in investing activities                          $     (97,411)            $   (42,428)
                                                                       ------------           -------------

   See accompanying notes to the consolidated financial statements.

                                 (Continued)

                    HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                (in thousands)
                                  (Unaudited)

                                  (continued)


                                                                                Three Months Ended March 31,
                                                                           -------------------------------------
                                                                               2000                    1999
                                                                           -------------            ------------
Cash flows from financing activities:
    Net increase in deposits                                             $       65,818           $      18,805
    Net increase (decrease) in other borrowings                                   5,375                  (4,734)
    Net (decrease) increase in escrow                                              (157)                  3,787
    Cash dividends                                                                 (480)                   (478)
    Proceeds from the exercise of stock options                                       4                      33
                                                                           -------------            ------------

    Net cash provided by financing operations                                    70,560                  17,413
                                                                           -------------            ------------

    Net (decrease) increase in cash and cash equivalents                        (19,081)                  3,341

Cash and cash equivalents at beginning of period                                 73,613                  56,741
                                                                           -------------            ------------

Cash and cash equivalents at end of period                               $       54,532           $      60,082
                                                                           =============            ============

Supplemental disclosures:
Cash paid during the periods for:
    Interest on deposits, advances and other borrowings
        (includes interest credited to deposit accounts)                 $       24,720           $      21,314
   Income taxes                                                                   2,528                     125
Non-cash investing activities:
  Transfer from loans to foreclosed real estate                          $            9           $         144

See accompanying notes to consolidated financial statements.

                     HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
        (All dollar amounts presented in the tables are in thousands, except per share data)
                                   (Unaudited)


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

The accompanying interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the results of interim periods, have been made. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000 or any other interim period.

The accounting policies followed in the presentation of interim financial results are consistent with those followed on an annual basis. These policies are presented on pages 34 through 36 of the 1999 Annual Report to Stockholders.

(2)  New Accounting Standards
     ------------------------

During June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment.

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

                     HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
        (All dollar amounts presented in the tables are in thousands, except per share data)
                                   (Unaudited)

(3)  Other Borrowings
     ----------------

The following table presents the composition of HFI's other borrowings as of the dates indicated.

                                            March 31,            December 31,
                                              2000                  1999
                                        ------------------   -------------------

FHLB advances                        $            915,000  $            805,000
Repurchase agreements                             208,375               313,000
                                        ------------------   -------------------

   Total other borrowings            $          1,123,375  $          1,118,000
                                        ==================   ===================

(4)  Commitments to Extend Credit
     ----------------------------

In the ordinary course of business, HFI makes commitments to extend letters of credit to its customers. Standby letters of credit issued and outstanding amounted to $13,165,000 at March 31, 2000 and $7,372,000 at December 31, 1999.
These letters of credit are not reflected in the accompanying financial statements. Management does not anticipate any significant losses as a result of these transactions.

At March 31, 2000, HFI had $161,009,000 in unused line of credit commitments extended to its customers, $24,761,000 of undistributed funds on construction loans and $37,866,000 of loan origination commitments.

(5)  Earnings Per Share
     ------------------

The following table shows the allocation of earnings per share to basic earnings per share and diluted earnings per share.

                                                                                                           Per Share
                                                                           Income            Shares         Amount
                                                                     ------------------------------------------------
For the three months ended March 31, 2000
Basic earnings per share:
  Income available to common shareholders                                 $      4,020       33,578,078    $    0.12
                                                                     ------------------------------------------------
  Dilutive effect of management and director stock options                                       42,132
                                                                     ------------------------------------------------
Diluted earnings per share:
  Income available to common shareholders
  plus assumed conversions                                                $      4,020       33,620,210    $    0.12
                                                                     ================================================

For the three months ended March 31, 1999
  Basic earnings per share:
  Income available to common shareholders                                 $      4,933       33,593,065    $    0.15
                                                                     ------------------------------------------------
  Dilutive effect of management and director stock options                                       90,049
                                                                     ------------------------------------------------
Diluted earnings per share:
  Income available to common shareholders
  plus assumed conversions                                                $      4,933       33,683,114    $    0.15
                                                                     ================================================

                     HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
        (All dollar amounts presented in the tables are in thousands, except per share data)
                                   (unaudited)

(6)  Loan Servicing
     --------------

During the quarter ended March 31, 2000, HFI sold mortgage servicing rights with a carrying value of $6.2 million on loans serviced for investors totaling $589.9 million. As a result of the sale of the mortgage servicing rights and the clearing of related custodial accounts, HFI recognized a net gain of $.1 million. This gain is reflected in noninterest income.

During the quarter ended March 31, 1999, HFI sold the rights to service loans totaling $79.4 million. Concurrent with this sale, HFI also sold an interest rate floor that was purchased in 1998 to hedge against the deterioration in the carrying value of the servicing rights related to these loans. The floor was recorded at its fair market value on the balance sheet at December 31, 1998, with an offsetting entry to the value of the mortgage servicing rights. In addition, HFI paid a premium to enter into the floor contract. The premium was amortized over the life of the contract. As a result of the sale of the mortgage servicing rights and the floor, HFI recognized a combined net loss of $220,000.

(7)  Dividend Waivers by the Mutual Holding Company
     ----------------------------------------------

Harris Financial, MHC, (the "Mutual Company"), a Pennsylvania mutual holding company that owns approximately 76% of the outstanding shares of HFI's common stock, has generally waived the receipt of dividends declared by the Bank, or, subsequent to its formation in the two-tier reorganization, dividends paid by HFI. The Mutual Company has not been required to obtain approval of the Federal Reserve Board (the "FRB" ) prior to any such waiver and through the date hereof has not sought or received FRB approval of any such waiver. In connection with the FRB and Federal Deposit Insurance Corporation (the "FDIC") approvals of the Bank's acquisition of First Harrisburg Bancor, Inc. and its wholly owned subsidiary, First Federal Savings and Loan Association of Harrisburg ("First Federal"), the Bank and the Mutual Company made several commitments to the FDIC and the FRB regarding the waiver of dividends by the Mutual Company. These commitments include the following:

     . Any dividends waived by the Mutual Company shall be taken into account in any valuation of the Bank and the Mutual Company and factored into the calculation used in establishing a fair and reasonable basis for exchanging Bank shares for holding company shares in any subsequent conversion of the Mutual Company to stock form;
     . Dividends waived by the Mutual Company shall not be available for payment to or the value thereof transferred to stockholders other than the Mutual Company ("Minority Stockholders") by any means including through dividend payments or at liquidation;
    . Beginning five years after April 19, 1996, the date of consummation of the Bank's acquisition of First Federal, the Mutual Company will make prior application to and shall receive the approval of the FRB prior to waiving any dividends declared on the capital stock of the Bank and the FRB shall have the authority to approve or deny any dividend waiver request in its discretion and after such date such application may be made on an annual basis with respect to any year in which the Mutual Company intends to waive dividends paid by the Bank;
    . After April 19, 1996, the date of consummation of the Bank's acquisition of First Federal, the amount of waived dividends that are identified as belonging to the Mutual Company shall not be available for payment to, or the value transferred to, Minority Stockholders, either through dividend payments, upon the conversion of the Mutual Company to stock form, upon the redemption of shares of the Bank, upon the Bank's issuance of additional shares, at liquidation, or by any other means;
     . The Mutual Company shall notify the FRB of all such transactions and will make available to the FRB such information as the FRB determines to be appropriate;
     . The Bank will take into account when setting its dividend rate the declaration rate in relation to net income and the rate's effect on the Bank's ability to issue capital;
     . The dividend rate will be reasonable and sustainable upon a full conversion to stock form of the Mutual Company; and,

                     HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
        (All dollar amounts presented in the tables are in thousands, except per share data)
                                   (unaudited)

     . In the event that the FRB adopts regulations regarding dividend waivers by mutual holding companies, the Mutual Company will comply with the applicable requirements of such regulations.

After the completion of the two-tier reorganization, the commitments became applicable to dividends paid by HFI that are waived by the Mutual Company. If the Mutual Company decides that it is in its best interest to waive the right to receive a particular dividend to be paid by HFI, and, if necessary, the FRB approves such waiver, then HFI pays such dividend only to Minority Stockholders and the amount of the dividend waived by the Mutual Company is treated in the manner described above. The Mutual Company's decision as whether or not to waive a particular dividend depends on a number of factors, including the Mutual Company's capital needs, the investment alternatives available to the Mutual Company as compared to those available to HFI and the receipt of required regulatory approvals.

There can be no assurance that:

     .    the Mutual Company will waive dividends paid by HFI,
     . the FRB will approve any dividend waivers by the Mutual Company after April 2001, or
     . the terms that may be imposed by the FRB on any dividend waiver will be favorable to Minority Stockholders.

As of the date hereof, the Mutual Company has waived the right to receive all dividends paid by the Bank and HFI.

As of April 19, 1996, the Mutual Company had waived $9.1 million of dividends declared by the Bank and through March 31, 2000, had waived a total of $29.9 million of dividends paid by the Bank and HFI.

(8)  Treasury Stock Repurchase Program
     ---------------------------------

On February 27, 1998, HFI received authorization from the Pennsylvania Department of Banking to repurchase 472,500 shares of its outstanding common stock. On June 2, 1999, HFI received approval from the Department of Banking to extend the period for repurchasing 472,500 shares of its outstanding common stock until June 1, 2000. As of March 31, 2000, HFI has repurchased 449,300 shares under this program.

(9)  Merger Agreement
     ----------------

On March 28, 2000 Harris Financial announced that it entered into an agreement to merge with York Financial Corp., the parent of York Federal Savings and Loan Association. To accomplish the merger, the Board of Trustees of Harris Financial, MHC has adopted a plan of conversion pursuant to which it would convert from a mutual to a capital stock form of organization. Harris Financial, MHC is the mutual holding company parent of Harris Financial, Inc. and owns approximately 76% of the Corporation's outstanding common shares. The transactions are expected to be completed during the fourth quarter of 2000.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying interim consolidated financial statements for Harris Financial, Inc. and subsidiaries. This discussion should be read in conjunction with the 1999 Annual Report. Current performance does not guarantee and may not be indicative of similar performance in the future.

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements, as such term is defined in the Securities and Exchange Act of 1934 and the regulations thereunder. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. HFI undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof.

(a)  Results of Operations

Net Income or Loss
The net income for the three month period ended March 31, 2000 was $4,020,000, representing a decrease of $913,000, or 18.5%, from the $4,933,000 net income figure reported during the comparable three month period ending March 31, 1999. The decrease is primarily due to a reduction of $1.4 million in the gain on sale of securities to a loss of $16,000 for the three months ended March 31, 2000. In addition, the gain on sale of loans decreased $.7 million to $.5 million for the three months ended March 31, 2000 from $1.2 million for the three months ended March 31, 1999.

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

Net interest income, on a tax equivalent basis, totaled $15,982,000 for the three months ended March 31, 2000, which represents an increase of $9,000 or
 .06%, from the $15,973,000 of net interest income recorded in the three months ended March 31, 1999. This increase reflected a favorable volume variance of $801,000 due to a $206.4 million increase in total average earning assets to $2.596 billion during the year to date period ended March 31, 2000 as compared to $2.390 billion recorded during the same period ending March 31, 1999. Also reflected in this volume variance was a $223.9 million increase in average interest-bearing liabilities. At the same time, general market interest rate trends created an unfavorable rate variance of $792,000 for the three months ended March 31, 2000. The interaction of positive volume variances and negative rate variances generated the net positive change of $9,000 mentioned above.

For the three months ended March 31, 2000, the yield on interest-earning assets was 7.35%. This figure is 23 basis points higher than the 7.12% yield reported for the three month period ended March 31, 1999. At same time, the cost of funds increased 41 basis points to 5.08% for the period ending March 31, 2000, versus 4.67% for the three months ended March 31, 1999. As a result, the interest spread (the difference between the yield on assets minus the cost of funds) decreased by 18 basis points to 2.27% for the three month period ending March 31, 2000, versus 2.45% for the comparable period ending March 31, 1999.

HFI continues to rely on wholesale funding sources to support an investment leveraging strategy and uses external borrowings to supplement funding provided by savings and time deposits. During the three month period ending March 31, 2000, total deposits (net of escrow deposits) increased $65.8 million, or 4.8%, while other borrowings increased by $5.4 million, or .5%, from December 31, 1999. During the twelve month period ended March 31, 2000, total deposits (net of escrow deposits) increased $215.5, or 17.6%, while other borrowings increased by $58.9 million, or 5.5% from March 31, 1999. The strategy relies on wholesale funding to support a redeployment of capital generated from ongoing operations (leveraging) into an interest-earning capacity, via the investment portfolio. The objective of this strategy is to increase interest income and boost HFI's return on equity. However, this strategy compresses HFI's net interest margins due to the higher cost of non-deposit funds as compared to core deposits. These factors are reflected in the net interest margin decline of 21 basis points to the 2.46% for the three months ended March 31, 2000, versus 2.67% for the comparable period ended March 31, 1999. Net interest margin declined 5 basis points to 2.46% for the three months ended March 31, 2000 versus 2.51% for the three month period ended December 31, 1999.

The following table summarizes the impact of the leveraging strategy on the return on average assets (ROAA) and net interest margin (NIM) for the three month periods ended March 31, 2000, December 31, 1999, and March 31, 1999.

Table 1 Comparison of Financial Performance with and without a Capital Leveraging Strategy

                                                       With              Without          Difference in
Three month period ended March 31, 2000             Leveraging         Leveraging          Basis Points
-----------------------------------------------  ----------------    ----------------     ---------------
  Return on Average Assets                                 0.60%               0.37%                  23
  Net Interest Margin                                      2.46%               3.03%                 (57)

Three month period ended December 31, 1999
-----------------------------------------------
  Return on Average Assets                                 0.73%               0.56%                  17
  Net Interest Margin                                      2.51%               3.07%                 (56)

Three month period ended March 31, 1999
-----------------------------------------------
  Return on Average Assets                                 0.79%               0.58%                  21
  Net Interest Margin                                      2.67%               3.50%                 (83)

Table 2 presents HFI's average asset and liability balances, interest rates, interest income and interest expense for each of the three month periods ended March 31, 2000 and March 31, 1999. Table 3 presents a rate-volume analysis of changes in net interest income for the three month periods ended March 31, 2000 and March 31, 1999.

During the quarter ended March 31, 2000, HFI's commercial and direct consumer loan yields significantly increased relative to the prior quarter. This is primarily because HFI significantly increased these portfolio balances at increasing rates during the twelve months ended March 31, 2000. Partially offsetting these yield increases were decreasing portfolio yields on mortgage and indirect consumer loans. HFI decreased its mortgage loan investments and sold substantially all of its conventional mortgage loan production during the twelve months ended March 31, 2000, which greatly limited any potential yield enhancements from rising interest rates during this period. Also, HF1 elected to constrict its growth in indirect consumer loans, since September 30, 1999, due to reaching its internal asset allocation thresholds for this portfolio. This constriction on growth occurred during a period of rising interest rates and accordingly limited yield enhancement.

For information on qualitative and quantitative disclosures regarding market risk, refer to Management's Discussion and Analysis included in the 1999 Annual Report to Stockholders. There have been no significant changes noted in HFI's market risk profile or HFI's risk management procedures in the current year.

Table 2 Average Balance Sheets, Rates and Interest Income and Expense Summary (All dollar amounts presented in table are in 000's)

                                                                    For the three months ended,
                                      ---------------------------------------------------------------------------------
                                                  March 31, 2000                            March 31, 1999
                                      ---------------------------------------------------------------------------------
                                         Average       (1) (2)     Average         Average      (1) (2)      Average
                                         Balance      Interest    Yield/Cost       Balance      Interest   Yield/Cost
                                      ----------------------------------------  ---------------------------------------
Assets:
   Interest-earning assets:
      Mortgage loans, net                  $ 548,851     $ 9,744        7.10%       $ 609,208     $ 11,970       7.86%
      Commercial loans                       355,772       7,136        8.02%         224,465        4,255       7.58%
      Direct consumer loans                  169,797       3,682        8.67%         143,750        2,941       8.18%
      Indirect consumer loans                221,414       4,109        7.42%         133,762        2,740       8.19%
      Marketable securities - taxable      1,216,824      21,425        7.04%       1,131,738       17,853       6.31%
      Marketable securities - taxfree         59,401       1,325        8.92%         117,697        2,435       8.28%
      Other interest-earning assets           24,044         279        4.64%          29,077          366       5.03%
                                      ----------------------------------------  ---------------------------------------
  Total interest-earning assets            2,596,103      47,700        7.35%       2,389,697       42,560       7.12%
                                                     -------------------------                -------------------------
  Noninterest-earning assets                  97,692                                  101,290
                                      ---------------                           --------------
  Total assets                           $ 2,693,795                              $ 2,490,987
                                      ===============                           ==============

Liabilities and stockholders' equity:
  Interest-bearing liabilities:
    Savings deposits                       $ 124,200       $ 676        2.18%       $ 143,872        $ 686       1.91%
    Time deposits                            940,971      12,689        5.39%         768,883       10,094       5.25%
    NOW and money market deposits            334,029       2,217        2.65%         292,092        1,690       2.31%
    Escrow                                     3,664          16        1.75%          10,729           25       0.93%
    Borrowed funds                         1,096,956      16,120        5.88%       1,060,310       14,092       5.32%
                                      ----------------------------------------  ---------------------------------------
  Total interest-bearing liabilities       2,499,820      31,718        5.08%       2,275,886       26,587       4.67%
                                                     -------------------------                -------------------------
  Noninterest-bearing liabilities             27,347                                   24,765
                                      ---------------                           --------------
  Total liabilities                        2,527,167                                2,300,651
  Stockholders' equity                       166,628                                  190,336
                                      ---------------                           --------------
  Total liabilities and stockholder
    equity                               $ 2,693,795                              $ 2,490,987
                                      ===============                           ==============


Net interest income
  before provision for loan loss                        $ 15,982                                  $ 15,973
                                                     ============                             =============
Interest rate spread (3)                                                2.27%                                    2.45%
                                                                 =============                             ============
Net interest-earning assets                 $ 96,283                                $ 113,811
                                      ===============                           ==============
Net interest margin (4)                                                 2.46%                                    2.67%
                                                                 =============                             ============
Ratio of interest-earning assets to
  interest-bearing liabilities                  1.04                                     1.05
                                      ===============                           ==============

(1) Includes income recognized on deferred loan fees of $211,000 for the three months ended March 31, 2000 and $444,000 for the three months ended March 31, 1999.
(2)  Interest income and yields are shown on a tax equivalent basis.
(3) Represents the difference between the average yield on interest-earning assets and the average cost on interest-bearing liabilities.
(4) Represents the annualized net interest income before the provision for loan losses divided by average interest-earning assets.

Table 3 Rate/Volume Analysis of Changes in Net Interest Income (All dollar amounts presented in table are in 000's)

                                          Three Months Ended March 31, 2000
                                                     Compared to
                                          Three Months Ended March 31, 1999
                                                  Increase (Decrease)
                                         -------------------------------------

                                           Volume        Rate         Net
                                         -------------------------------------
Interest-earning assets:
  Mortgage loans, net                       $ (1,129)    $ (1,097)   $ (2,226)
  Commercial loans                             2,621          260       2,881
  Direct consumer loans                          557          184         741
  Indirect consumer loans                      1,648         (279)      1,369
  Marketable securities - taxable              1,407        2,165       3,572
  Marketable securities - taxfree             (1,286)         176      (1,110)
  Other interest-earning assets                  (60)         (27)        (87)
                                         -------------------------------------
Total interest-earning assets                  3,758        1,382       5,140
                                         -------------------------------------


Interest-bearing liabilities:
  Savings deposits                              (100)          90         (10)
  Time deposits                                2,319          276       2,595
  NOW and money market deposits                  260          267         527
  Escrow and stock subscriptions                 (23)          14          (9)
  Borrowed funds                                 501        1,527       2,028
                                         -------------------------------------
Total interest-bearing liabilities             2,957        2,174       5,131
                                         -------------------------------------
Net change in net interest income              $ 801       $ (792)        $ 9
                                         =====================================

Note: Changes in interest income and interest expense arising from the combination of rate and volume variances are prorated across rate and volume variances.

Provision for Loan Losses
HFI recognized a provision for loan loss of $835,000 for the three months ended March 31, 2000. This represents an increase of $40,000, or 5.0%, from the $795,000 provision recorded for the three months ended March 31, 1999. The changes in HFI's provision are discussed in the Asset Quality section that follows.

Noninterest Income
The table below presents noninterest income for the three months ended March 31, 2000 and 1999.

Table 4 Changes in Noninterest Income (All dollar amounts presented in table are in 000's)

                                              Three months ended March 31,
                                           ------------------------------------
Noninterest Income:                           2000        1999       % Change
                                           ----------- -----------  -----------
  Service charges on deposits                 $ 1,601     $ 1,233        29.8%
  Other service charges/commissions/fees          293         324        (9.6%)
  Net servicing income                            242           -           NM
  Gain (loss) on sale of securities, net          (16)      1,353           NM
  Gain on sale of loans, net                      508       1,172       (56.7%)
  Other                                           106         (61)          NM
                                           ----------- -----------
      Total noninterest income                $ 2,734     $ 4,021       (32.0%)
                                           =========== ===========

Total noninterest income decreased 32.0% for the three months ended March 31, 2000 compared to the three months ended March 30, 1999. The decrease in noninterest income is the result of reduced reliance on gains from sales in the securities portfolio partially offset by the effects of a concentrated effort on growth in fee income on core banking products. The gain on sale of loans decreased primarily due to rising interest rates and diminished loan activity due to winding up AVSTAR mortgage operations. Service charges increased 30% due to growth in deposit accounts and the addition of two new branches.

Noninterest Expense
Noninterest expense for the three months ended March 31, 2000 and 1999 is presented in the table below.

Table 5 Changes in Noninterest Expense (All dollar amounts presented in table are in 000's)

                                                Three Months Ended March 31,
                                              ----------------------------------
                                               2000        1999        % Change
                                              ---------  ----------  -----------
Noninterest Expense:
  Salaries and benefits                        $ 5,730     $ 5,772        (0.7%)
  Equipment expense                              1,016         962         5.6%
  Occupancy expense                              1,001         802        24.8%
  Advertising and public relations                 430         483       (11.0%)
  FDIC insurance                                    68         169       (59.8%)
  Director fees                                     94          83        13.3%
  (Expense) income from real estate operations       5        (216)          NM
  Amortization of intangibles                      720         600        20.0%
  Consulting and other fees                        740         465        59.1%
  Supplies, telephone and postage                  886         888        (0.2%)
  Other                                          1,142       1,584       (27.9%)
                                              ---------  ----------
     Total noninterest expense                 $11,832     $11,592         2.1%
                                              =========  ==========

Total noninterest expense increased 2.1% for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. Increases in noninterest expense were commensurate with the expansion of branch networks and the addition of traditional and non-traditional business lines.

Provision for Income Taxes
Corporate income tax expense totaled $1,565,000 for the three month period ended March 31, 2000, which resulted in an effective tax rate of 28.0% on pretax income of $5,585,000. HFI recorded $1,822,000 of corporate tax expense resulting in an effective tax rate of 27.0%, on pretax income of $6,755,000 during the three month period ended March 31, 1999. The effective tax rate is less than the statutory rates due to HFI's continued focus on tax exempt sources of income.

Stockholders' Equity
Stockholders' equity totaled $167.2 million at March 31, 2000 and $169.3 million at December 31, 1999. Stockholders' equity amounted to 6.0% of total assets equalling $2.767 billion as of March 31, 2000, compared to 6.3% of total assets of $2.691 billion at December 31, 1999.

The decrease in stockholders' equity of $2.1 million, or 1.3%, for the three months ended March 31, 2000, resulted mainly from a $5.7 million decline in the market value, net of tax effect, of the available-for-sale securities and $.5 million in dividends paid. The drop in the market value of the available-for-sale portfolio reflects the impact of recent market rate increases on the market value of fixed rate issues in HFI's investment portfolio. Offsetting this decrease is a $4.0 million increase attributable to income from ongoing operations.

Regulatory Capital Compliance
Risk-based capital standards are issued by bank regulatory agencies in the United States. These capital standards link a banking company's capital to the risk profile of its assets and provide the basis by which all banking companies and banks are evaluated in terms of capital adequacy. These risk-based capital standards require all banks to have Tier 1 capital of at least 4.0% and total capital, including Tier 1 capital, equal to at least 8.0% of risk-adjusted assets. Tier 1 capital consists of common stockholders' equity and qualifying perpetual preferred stock along with related surpluses and retained earnings. Total capital is comprised of Tier 1 capital, limited life preferred stock, qualifying debt instruments and the reserves for loan losses. Furthermore, the banking regulators also issue leverage ratio requirements. The leverage ratio equals the ratio of Tier 1 capital to adjusted average assets. The following tables provide a comparison of HFI's and HSB's risk-based capital ratios and leverage ratio to the minimum regulatory requirements for the period indicated.

Table 6 Risk-based Capital Ratios and Leverage Ratios (All dollar amounts presented in table are in 000's)

       HARRIS FINANCIAL, INC.                                             Minimum Requirement for     Minimum Requirement to be
                                                     Actual                   Capital Adequacy            "Well Capitalized"
                                                     ------                   ----------------            ------------------
        As of March 31, 2000                 Amount          Ratio         Amount          Ratio         Amount         Ratio
        --------------------                 ------          -----         -------         -----         ------         -----
  Total Capital
    (to Risk Weighted Assets)               $198,816          11.7%       $136,404          8.0 %       $170,506        10.0 %
 Tier 1 Capital
   (to Risk Weighted Assets)                 185,366          10.9%         68,202          4.0 %        102,303         6.0 %
 Tier 1 Capital
   (to Avg. Assets)                          185,366           6.8%        108,370          4.0 %        135,462         5.0 %


       As of December 31, 1999
       -----------------------
  Total Capital
    (to Risk Weighted Assets)               $194,582          12.0%       $130,173           8.0%       $162,716         10.0%
 Tier 1 Capital
   (to Risk Weighted Assets)                 181,053          11.1%         65,086           4.0%         97,630          6.0%
 Tier 1 Capital
   (to Avg. Assets)                          181,053           6.8%        106,502           4.0%        133,127          5.0%

         HARRIS SAVINGS BANK                                              Minimum Requirement for     Minimum Requirement to be
                                                     Actual                   Capital Adequacy            "Well Capitalized"
                                                     ------                   ----------------            ------------------
        As of March 31, 2000                 Amount          Ratio         Amount          Ratio         Amount         Ratio
        --------------------                 ------          -----         -------         -----         -------        -----
  Total Capital
    (to Risk Weighted Assets)               $194,379          11.4%       $136,131           8.0%       $170,163         10.0%
 Tier 1 Capital
   (to Risk Weighted Assets)                 180,727          10.6%         68,065           4.0%        102,098          6.0%
 Tier 1 Capital
   (to Avg. Assets)                          180,727           6.7%        108,238           4.0%        135,297          5.0%


       As of December 31, 1999
       -----------------------
 Total Capital
    (to Risk Weighted Assets)               $189,925          11.7%       $129,880           8.0%       $162,350        10.0 %
 Tier 1 Capital
   (to Risk Weighted Assets)                 176,262          10.9%         64,940           4.0%         97,410         6.0 %
 Tier 1 Capital
   (to Avg. Assets)                          176,262           6.6%        106,347           4.0%        132,934         5.0 %

Marketable Securities
Marketable securities, excluding the Federal Home Loan Bank cash account, totaled $1,303.8 million at March 31, 2000 and $1,257.6 million at December 31, 1999 Total marketable securities increased $46.2 million, or 3.7%, during the first three months of 2000.

The following table sets forth certain information regarding the amortized cost and fair values of HFI's marketable securities portfolio at March 31, 2000 and December 31, 1999.

Table 7 Composition of Marketable Securities Portfolios (All dollar amounts presented in table are in 000's)

                                                    March 31, 2000                 December 31, 1999
                                             -------------------------------------------------------------
                                                 Amortized         Fair        Amortized         Fair
                                                    Cost          Value          Cost           Value
                                             -------------------------------------------------------------
Available-for-sale:
    U.S. Government and agencies                  $ 348,108      $ 324,545     $ 348,705        $ 324,619
    Corporate bonds                                  63,429         60,433        63,352           59,826
    Municipal obligations                            62,664         62,301        63,980           63,492
    FHLB stock                                       45,750         45,750        45,400           45,400
    Equities (Common and Preferred)                  70,482         73,632        73,034           76,711

   Mortgage-backed securities:
        GNMA CMO's                                   25,000         25,031             -                -
        FNMA CMO's                                   98,988         95,026        99,032           98,267
        FHLMC CMO's                                 123,413        116,650       139,328          136,584
        Private Issue CMO's                         523,878        500,457       473,170          452,704
                                             -------------------------------------------------------------
        Total mortgage-backed securities            771,279        737,164       711,530          687,555
                                             -------------------------------------------------------------
   Total securities available-for-sale          $ 1,361,712    $ 1,303,825   $ 1,306,001      $ 1,257,603
                                             -------------------------------------------------------------

   Other interest-earning securities:
       FHLB daily investment                       $ 26,737       $ 26,737      $ 36,860         $ 36,860
                                             -------------------------------------------------------------
   Total marketable securities and
      interest-earning investments              $ 1,388,449    $ 1,330,562   $ 1,342,861      $ 1,294,463
                                             =============================================================

Loans
Loans receivable, excluding the reduction for the allowance for loan losses, totaled $1,327.4 million at March 31, 2000 and $1,281.5 million at December 31, 1999. The increase of $45.9 million, or 3.5%, for the three months ended March 31, 2000, reflects growth in commercial loans of $30.3 million, a $15.4 million increase in automobile, consumer and other loans, first mortgage loan decreases amounting to $.3 million and an increase in dealer reserves of $.5 million. The loan growth trends in 2000 reflect HFI's continued focus on expanding it's commercial and consumer loan portfolios and its reduced reliance on investing in residential mortgage loans. Loan charge-offs, net of recoveries, totaled $676,000 at March 31, 2000 and $228,000 at March 31, 1999. Based on management's continuing review of the loan portfolio, HFI recorded provisions for loan losses of $835,000 at March 31, 2000 and $795,000 at March 31, 1999.

Non-accrual loans were $10,774,000 at March 31, 2000 and $10,007,000 at December 31, 1999. In addition, loans 90 days past due, but still accruing were $5,125,000 at March 31, 2000 and $6,128,000 at December 31, 1999. The combined total of non-accrual loans and loans 90 days past due, but still accruing interest as a percentage of total loans receivable (including loans held for sale, net), before deducting the allowance for loan loss, equalled 1.20% at March 31, 2000 and 1.26% at December 31, 1999.

The allowance for loan losses totaled $12,032,000 at March 31, 2000 and $11,873,000 at December 31, 1999. Stated as a percentage of total loans receivable (including loans held for sale, net), the allowance for loan losses amounted to .91% at March 31, 2000 and .94% at December 31, 1999.

Table 8 depicts the trend of charge-offs, recoveries and provisions to the allowance for loan losses for the three months ended March 31, 2000, three months ended March 31, 1999 and the year ended December 31, 1999. In addition, Table 9 highlights the allowance for loan losses as a percentage of non-accrual loans, loans 90 days past due, but still accruing and specifically designated problem loans for the three months ended March 31, 2000 and the year ended December 31, 1999. Finally, Table 10 presents an allocation of the allowance for loan losses by category of loans for the three months ended March 31, 2000 and the year ended December 31, 1999.

Table 8 Analysis of the Allowance for Loan Losses (All dollar amounts presented in table are in 000's)

                                                      As of or for the           As of or for the          As of or for the
                                                     three months ended         three months ended        twelve months ended
           Allowance for Loan Loss                     March 31, 2000             March 31, 1999           December 31, 1999
---------------------------------------------------------------------------  -------------------------  ------------------------
Balance at beginning of period                                    $ 11,873                    $ 9,088                   $ 9,088
Provision for loan losses                                              835                        795                     3,180
Provision component related to unfunded
  commitments                                                            -                          -                       617

Charge Offs:
  Commercial loans                                                       -                        (50)                      (50)
  One-to-four family loans                                             (48)                       (67)                     (253)
  Other mortgage loans                                                   -                          -                         -
  Consumer and other loans                                            (709)                      (170)                     (970)
                                                  -------------------------  -------------------------  ------------------------
   Total Charge Offs                                                  (757)                      (287)                   (1,273)
                                                  -------------------------  -------------------------  ------------------------
Recoveries:
  Commercial loans                                                       2                         52                        61
  One-to-four family loans                                               -                          3                        73
  Other mortgage loans                                                   -                          -                         -
  Consumer and other loans                                              79                          4                       127
                                                  -------------------------  -------------------------  ------------------------
   Total Recoveries                                                     81                         59                       261
                                                  -------------------------  -------------------------  ------------------------
Net Charge Offs                                                       (676)                      (228)                   (1,012)
                                                  -------------------------  -------------------------  ------------------------

Balance at end of period                                          $ 12,032                    $ 9,655                  $ 11,873
                                                  =========================  =========================  ========================
Net Charge Offs to Average Loans Outstanding (1)                      0.21%                      0.08%                     0.08%
                                                  =========================  =========================  ========================

(1) Year-to-date ratio is annualized

The increase in charge offs for the three months ended March 31, 2000 is primarily increased change offs from our auto loan portfolio and, to a lesser extent, other consumer loans.

Table 9 Allowance for Loan Losses Coverage Ratios (All dollar amounts presented in table are in 000's)

                                                                    As of or for the            As of or for the
                                                                   three months ended          twelve months ended
                                                                     March 31, 2000             December 31, 1999
                                                                -------------------------    ------------------------
Allowance at the end of period                                                  $ 12,032                    $ 11,873

Non-accrual loans                                                               $ 10,774                    $ 10,007

90 days past due, but still accruing                                             $ 5,125                     $ 6,128

Potential problem loans                                                         $ 13,539                    $ 16,263

   Allowance/non-accrual loans                                                   111.68%                     118.65%
                                                                -------------------------    ------------------------
   Allowance/90 days past due, but still accruing                                234.77%                     193.75%
                                                                -------------------------    ------------------------
   Allowance/non-accrual loans and 90 days past due,
     but still accruing                                                           75.68%                      73.59%
                                                                -------------------------    ------------------------
   Allowance/problem loans                                                        88.87%                      73.01%
                                                                -------------------------    ------------------------

Table 10 Allocation of the Allowance for Loan Losses (All dollar amounts presented in table are in 000's)

                                                As of March 31, 2000           As of December 31, 1999
                                            ------------------------------  ------------------------------
                                                              % of Total                     % of Total
                                               Amount           Loans           Amount          Loans
                                            --------------   -------------  --------------- --------------
One-to-four family mortgage loans                   $ 838          42.36%            $ 838         42.06%
Commercial loans                                    7,218          28.74%            7,154         27.38%
Consumer and other loans                            3,250          28.90%            3,073         30.56%
Unallocated                                           726             N/A              808            N/A
                                            --------------   -------------  --------------- --------------
     Total                                       $ 12,032         100.00%         $ 11,873        100.00%
                                            ==============   =============  =============== ==============

Reserve for unfunded commitments                    $ 308                            $ 308
                                            ==============                  ===============

Asset Quality
Virtually all of HFI's credit risk lies with the Bank, which holds substantially all of HFI's loan assets. As part of the conversion of its operations from those of a traditional thrift institution, the Bank created a Business Banking Group to offer commercial financial products and services to businesses in the Bank's primary market area. This expansion beyond traditional thrift lending such as residential mortgage lending and real estate secured consumer lending has had the effect of increasing the Bank's credit risk exposure. To accommodate this credit risk exposure, management has hired skilled and experienced commercial lending professionals to manage its Business Banking Group. In addition, the Bank has adopted commercial bank underwriting, credit management and loan loss provisioning techniques under the direction of an executive Chief Credit Officer.

As part of its credit risk management activities, the Bank follows a policy of continuous credit loss monitoring, including assessment of the adequacy of the allowance for loan losses. The assessment of the adequacy of the allowance for loan losses is based on internal and external factors. The external factors include the general economic condition of the Bank's market area and those factors described in regulatory guidelines. The internal factors include the current composition of the portfolio, portfolio growth trends, concentrations of credit risk and the current emphasis on commercial lending.

Each quarter the commercial loan portfolio is analyzed on an individual loan basis and a specific reserve is developed for each known loss, using a risk rating system. In addition, the Bank assigns a reserve for existing losses on commercial loans that are not specifically reviewed. This reserve is determined using factors such as charge-off history, portfolio delinquencies and current economic conditions. The mortgage and consumer portfolios are also analyzed in pools of similar loans with similar risk characteristics. The reserve factor applied to each pool is based on actual charge-off history, adjusted for other factors such as credit concentrations and delinquency trends.

In addition to the allowance for loan loss, HFI maintains a reserve for unfunded commitments. This reserve represents the Bank's estimation of loss incurred relative to unfunded credit balances committed to customers. The reserve assigned to this pool is developed using factors such as portfolio trends, credit concentrations and economic conditions. The reserve established for unfunded commitments is classified as a separate liability from the allowance for loan losses, in accordance with generally accepted accounting principles. The reserve for unfunded commitments totaled $308,000 at March 31, 2000 and at December 31, 1999.

Other Borrowings
HFI maintains wholesale leveraging activities to deploy a portion of it's capital. This strategy relies on using external sources of funds to invest in interest-earning assets at a positive spread between the yield on interest-earning asset and the cost of the supporting borrowing.

Other borrowings totaled $1,123.4 million at March 31, 2000 and $1,118.0 million at December 31, 1999. Borrowings from non-deposit funding sources increased $5.4 million, or .5%, during the three months ended March 31, 2000. Federal Home Loan Bank advances increased by $110.0 million, or 13.7%, while repurchase agreements decreased by $104.6 million, or 33.4%, during the three month period ending March 31, 2000.

As of March 31, 2000, HFI had maximum available FHLB lines of credit totaling $1,009.4 million versus $1,059.5 million in available FHLB credit as of December 31, 1999. This decrease of 4.7%, or $50.1 million, is based on decreases in the amount of securities that qualify as security for FHLB advances. HFI had borrowings outstanding to the FHLB totaling $915.0 million as of March 31, 2000 and $805.0 million as of December 31, 1999.

Liquidity
HFI's primary sources of funds are deposits and proceeds from principal and interest payments on loans and mortgage-backed securities. While maturities and scheduled amortization of loans and mortgage-backed securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. HFI anticipates that it will have sufficient funds available to meet its current commitments.

HFI exceeded all regulatory standards for liquidity at March 31, 2000 and December 31, 1999.

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

Discussion of Market Risk
The financial condition and results of HFI are impacted by three primary market risk factors: interest rate risk, credit risk and concentration risk. These risk factors are discussed below based on management's belief as to the order of potential impact to the Corporation's earnings and capital, from most critical to least critical.

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

Management employs an Asset/Liability Committee ("ALCO") that meets at least monthly to manage interest rate risk exposure. HFI primarily employs dynamic GAP analysis and Net Interest Income Volatility ("NII") analysis to assist in the management of interest rate risk. The ALCO communicates monthly to the Board of Directors on all matters relevant to interest rate risk exposures. In the context of this discussion, dynamic GAP refers to the Bank's refinement of standard repricing analysis procedures to include anticipated prepayments, option calls and other factors not normally employed in static GAP analysis. HFI's standard ALCO procedures include a review of monthly GAP results. The table below presents the Bank's GAP position as of March 31, 2000. As of this date, the Bank's liability sensitive cumulative one-year GAP ratio was -12.8% and liability sensitive three-year GAP ratio was -10.1%. Management attributes this liability sensitivity to the effect of certain assumed conversions on specific convertible borrowings and to assumed extensions on mortgage loans and mortgage-backed securities. These assumptions reflect the rising interest rates existing in the market at March 31, 2000.

Table 11 GAP Analysis (All dollar amounts presented in table are in 000's)

                                                                         At March 31, 2000
                                   ----------------------------------------------------------------------------------------------
                                                       More Than          More Than          More Than
                                     One Year           One Year         Three Years            Five
                                     or Less          to Three Years      to Five Years        Years                  Total
                                   ----------------------------------------------------------------------------------------------
                                     Balance    Rate    Balance    Rate    Balance    Rate    Balance    Rate    Balance    Rate
                                   ----------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
Cash and cash equivalents              $ 26,737 4.93%          $ - 0.00%          $ - 0.00%     $ 27,795 0.00%     $ 54,532 2.42%
Marketable securities (1) (3)           607,587 6.93%       71,161 6.77%       65,302 6.91%      617,662 6.89%    1,361,712 6.90%
Commercial loans                        188,054 8.31%       92,054 8.05%       74,640 7.81%       22,878 7.45%      377,626 8.10%
Mortgage loans (2)                      126,706 7.17%      127,169 6.84%       99,982 6.76%      204,512 6.79%      558,369 6.88%
Consumer loans                          143,733 8.75%      154,447 8.42%       66,478 8.59%       15,221 9.16%      379,879 8.61%
    Total interest-earning
                                   ----------------------------------------------------------------------------------------------
    assets                          $ 1,092,817 7.39%    $ 444,831 7.63%    $ 306,402 7.45%    $ 888,068 6.71%  $ 2,732,118 7.21%
                                   ----------------------------------------------------------------------------------------------

INTEREST-BEARING LIABILITIES:
Savings accounts                       $ 16,733 5.31%          $ - 0.00%          $ - 0.00%    $ 128,960 2.18%    $ 145,693 2.54%
Interest-bearing
    DDA accounts                              - 0.00%            - 0.00%            - 0.00%      102,463 1.10%      102,463 1.10%
Noninterest-bearing
    DDA accounts                              - 0.00%            - 0.00%            - 0.00%       48,780 0.00%       48,780 0.00%
Money market accounts                   178,670 4.54%            - 0.00%            - 0.00%            - 0.00%      178,670 4.54%
Time deposits                           480,803 5.20%      304,831 5.79%       88,392 6.46%        3,406 5.87%      964,282 5.04%
Escrow                                        - 0.00%            - 0.00%            - 0.00%        3,354 1.53%        3,354 1.53%
Other borrowings                        771,711 5.87%       63,375 5.05%      175,000 6.71%      199,939 5.80%    1,123,175 6.40%
    Total interest-bearing
                                   ----------------------------------------------------------------------------------------------
    liabilities                     $ 1,447,917 5.48%    $ 368,206 5.67%    $ 263,392 6.63%    $ 486,902 3.24%  $ 2,566,417 5.20%
                                   ----------------------------------------------------------------------------------------------
Interest sensitivity gap
   per period                        $ (355,100)          $ 76,625           $ 43,010          $ 401,166          $ 165,701
                                   -------------      -------------      -------------      -------------      -------------
Cumulative interest
   sensitivity gap                   $ (355,100)        $ (278,475)        $ (235,465)         $ 165,701
                                   -------------      -------------      -------------      -------------
Cumulative interest sensitivity gap
   as a percent of total assets         -12.83%            -10.06%             -8.51%              5.99%
                                   -------------      -------------      -------------      -------------
Cumulative net interest-earning
   assets as a percentage of net
   interest-bearing liabilities          75.48%             84.67%             88.68%            106.46%
                                   -------------      -------------      -------------      -------------

(1)  Book value (net of allowance for sale adjustment) of investment portfolio.
(2)  Excludes deferred loan costs and fees.
(3)  Includes amounts presented on a tax equivalent basis.

        NII volatility analysis is employed to measure the probable effect of significant changes in market interest rates upon HFI's projected net interest income. Management considers one-year and two-year projections for NII volatility to be most relevant for managing HFI's interest rate risk exposure. HFI's standard ALCO procedures include a review of monthly analysis results for NII volatility. Using HFI's asset and liability portfolios as of March 31, 2000, management projects net interest income for the next twelve months to increase $.3 million, or .4% if market rates decrease 200 basis points over the next twelve months and to decrease $3.9 million, or 5.9% if market rates increase 200 basis points over the next twelve months. These NII volatility values are within the thresholds established by the Board of Directors for market rate shocks.

            Rate Scenarios                  -200 bp       -100 bp         0 bp        +100 bp        +200 bp
----------------------------------------------------------------------------------------------------------------
Absolute Change in NII (in millions)         $.3           $1.1          $0.0         ($1.9)         ($3.9)
Relative Change in NII                       .4%           1.6%          0.0%         (2.8%)         (5.9%)
Board of Directors Limit                   +/-10.0%       +/-5.0%        0.0%        +/-(5.0%)     +/-(10.0%)

Credit Risk
Virtually all of HFI's credit risk lies with the Bank, which holds all of HFI's loan assets and virtually all of its marketable securities. Due to underwriting standards and credit and collections management, the Bank's experience in credit losses has been satisfactory. The Bank follows a comprehensive loan policy that details credit underwriting, credit management and loan loss provisioning techniques. With regard to its marketable securities portfolio, at March 31, 2000, over 89% of the marketable securities in HFI's portfolio were rated "AAA", with the remainder rated "AA" or "A". At December 31, 1999, over 87% of the marketable securities in HFI's portfolio were rated "AAA", with the remainder rated "AA" or "A".

Concentration Risk - Geographic
HFI's primary market area includes the five central Pennsylvania counties of Dauphin, Cumberland, York, Lancaster and Lebanon and the northern Maryland county of Washington. Except for the Bank's manufactured home loan portfolio, virtually all of the Bank's loans and deposits are dependent on this primary market area. The southcentral Pennsylvania and northern Maryland area have enjoyed a strong, well diversified and stable economy for many years relative to the general economic conditions experienced in the Northeastern United States and the nation as a whole. Currently, the Bank's primary market area does not appear to be exhibiting signs of economic deterioration. Should such economic stress become evident, however, the Bank's loan and deposit portfolios and operations could be adversely impacted.

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

Merger Agreement
On March 28, 2000 Harris Financial announced that it entered into an agreement to merge with York Financial Corp., the parent of York Federal Savings and Loan Association. To accomplish the merger, the Board of Trustees of Harris Financial, MHC has adopted a plan of conversion pursuant to which it would convert from a mutual to a capital stock form of organization. Harris Financial, MHC is the mutual holding company parent of Harris Financial, Inc. and owns approximately 76% of the Corporation's outstanding common shares. The transactions are expected to be completed during the fourth quarter of 2000.

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

                            HARRIS FINANCIAL, INC.
                                 (Registrant)

                     By   /s/ Charles C. Pearson, Jr.
                          ---------------------------
                           Charles C. Pearson, Jr.,
                           Chairman, President and
                           Chief Executive Officer

                     By   /s/ James L. Durrell
                          --------------------
                           James L. Durrell,
                           Executive Vice President
                           and Chief Financial Officer

Dated:  May 3, 2000

                                 EXHIBIT INDEX

Exhibit Number
--------------


Exhibit 27              Financial Data Schedule