Form 10-Q
period 2000-06-30
HARRIS FINANCIAL INC
filed 2000-08-10
CIK 1034650

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000

                                      or

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

     Indicate the number of shares outstanding of each of the Bank's classes of common stock, as of the latest practicable date. 34,062,875 shares of stock, par
                                                 -------------------------------
value of $.01 per share, outstanding at July 14, 2000.
------------------------------------------------------

Part I.  Financial Information.


Part 1, Item 1    Financial Statements.


               (Balance of this page is intentionally left blank)

                     HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                      (in thousands, except for share data)
                                   (Unaudited)


                                                                     June 30,             December 31,
                                                                       2000                   1999
                                                                  ---------------        ---------------
Assets
------
Cash and cash equivalents                                            $    50,115            $    73,613
Marketable securities available-for-sale                               1,315,328              1,257,603
Loans receivable, net                                                  1,382,896              1,267,983
Loans held for sale, net                                                   6,433                  1,646
Loan servicing rights                                                      1,867                  7,616
Premises and equipment, net of accumulated
   depreciation of $17,503 and $15,484                                    29,295                 23,228
Accrued interest receivable                                               18,501                 18,302
Intangible assets                                                         16,178                 17,617
Deferred tax asset, net                                                   23,823                 17,402
Other assets                                                               6,965                  6,390
                                                                  ---------------        ---------------
   Total assets                                                      $ 2,851,401            $ 2,691,400
                                                                  ===============        ===============

Liabilities and Stockholders' Equity
------------------------------------
Deposits                                                             $ 1,452,738            $ 1,373,870
Escrow                                                                     4,644                  3,511
Accrued interest payable                                                  11,827                 10,292
Postretirement benefit obligation                                          2,702                  2,538
Other borrowings (Note 3)                                              1,198,375              1,118,000
Income taxes payable                                                           -                  2,302
Other liabilities                                                         12,445                 11,563
                                                                  ---------------        ---------------
   Total liabilities                                                 $ 2,682,731            $ 2,522,076
                                                                  ---------------        ---------------

Common stock, $ .01 par value, authorized 100,000,000 shares,
   34,062,875 shares issued and 33,613,575 outstanding
   at June 30, 2000, 34,023,625 shares issued
   and 33,574,325 shares outstanding at December 31, 1999            $       341            $       340
Paid in capital                                                           30,499                 30,323
Retained earnings                                                        182,857                175,158
Accumulated other comprehensive income                                   (37,932)               (29,347)
Employee stock ownership plan                                               (246)                  (296)
Recognition and retention plans                                             (451)                  (456)
Treasury stock, 449,300 shares at June 30, 2000
   and 449,300 shares at December 31, 1999 (Note 7)                       (6,398)                (6,398)
                                                                  ---------------        ---------------
    Total stockholders' equity                                           168,670                169,324
                                                                  ---------------        ---------------
    Total liabilities and stockholders' equity                       $ 2,851,401            $ 2,691,400
                                                                  ===============        ===============

See accompanying notes to consolidated financial statements.

                     HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                    (in thousands, except for per share data)
                                   (Unaudited)


                                                          Six Months Ended June 30,        Three Months Ended June 30,
                                                       --------------------------------    ---------------------------------
Interest Income:                                           2000              1999               2000              1999
                                                       --------------    --------------    ---------------    --------------
  Loans receivable:
      First mortgage loans                                  $ 19,540          $ 23,726            $ 9,796          $ 11,756
      Commercial loans                                        16,160             9,447              9,024             5,192
      Consumer and other loans                                16,073            12,057              8,282             6,377
  Taxable investments                                         14,592            15,215              7,294             7,217
  Taxfree investments                                          1,757             3,145                896             1,562
  Dividends                                                    3,613             4,273              1,861             2,047
  Mortgage-backed securities                                  26,335            16,214             13,714             8,235
  Money market investments                                        64                59                 31                42
                                                       --------------    --------------    ---------------    --------------
      Total interest income                                   98,134            84,136             50,898            42,428
                                                       --------------    --------------    ---------------    --------------
Interest Expense:
  Deposits                                                    32,293            25,026             16,711            12,555
  Borrowed funds                                              34,008            28,735             17,888            14,644
  Escrow                                                          27                53                 11                28
                                                       --------------    --------------    ---------------    --------------
      Total interest expense                                  66,328            53,814             34,610            27,227
                                                       --------------    --------------    ---------------    --------------
      Net interest income                                     31,806            30,322             16,288            15,201
Provision for loan losses                                      1,666             1,590                831               795
                                                       --------------    --------------    ---------------    --------------
      Net interest income after provision for
        loan losses                                           30,140            28,732             15,457            14,406
                                                       --------------    --------------    ---------------    --------------
Noninterest Income:
  Service charges on deposits                                  3,335             2,740              1,734             1,507
  Other service charges/commissions/fees                         620               688                327               364
  Net servicing income                                           338               120                 96               120
  Gain on sale of securities, net                                 14             1,365                 30                12
  Gain on sale of loans, net                                     819             1,914                311               742
  Other                                                          201               705                 95               766
                                                       --------------    --------------    ---------------    --------------
      Total noninterest income                                 5,327             7,532              2,593             3,511
                                                       --------------    --------------    ---------------    --------------
Noninterest Expense:
  Salaries and benefits                                       11,731            10,921              6,001             5,149
  Equipment expense                                            2,050             2,000              1,034             1,038
  Occupancy expense                                            2,119             1,559              1,118               757
  Advertising and public relations                               853               868                423               385
  FDIC insurance                                                 139               346                 71               177
  Director fees                                                  162               179                 68                96
  Expense (income) from real estate operations                    99              (347)                94              (131)
  Amortization and write-off of intangibles                    1,439             1,200                719               600
  Consulting and other fees                                    1,260             1,020                520               555
  Supplies, telephone and postage                              1,680             1,745                794               857
  Other                                                        2,134             3,434                992             1,850
                                                       --------------    --------------    ---------------    --------------
      Total noninterest expense                               23,666            22,925             11,834            11,333
                                                       --------------    --------------    ---------------    --------------
  Income before income taxes                                  11,801            13,339              6,216             6,584
  Income tax expense                                           3,142             3,669              1,577             1,847
                                                       --------------    --------------    ---------------    --------------
      Net Income                                             $ 8,659           $ 9,670            $ 4,639           $ 4,737
                                                       ==============    ==============    ===============    ==============
  Basic earnings per share (Note 5)                           $ 0.26            $ 0.29             $ 0.14            $ 0.14
                                                       ==============    ==============    ===============    ==============
  Diluted earnings per share (Note 5)                         $ 0.26            $ 0.29             $ 0.14            $ 0.14
                                                       ==============    ==============    ===============    ==============

See accompanying notes to consolidated financial statements.

                     HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
                    (in thousands, except for per share data)
                                   (Unaudited)

                                                                      Other      Employee   Recognition                     Compre-
                                                                     Compre-      Stock        And                          hensive
                                   Common    Paid in   Retained      hensive    Ownership   Retention   Treasury             Income
                                    Stock    Capital   Earnings   Income (Loss)    Plan       Plan        Stock     Total    (Loss)
                                  --------------------------------------------------------------------------------------------------

Balance at January 1, 1999            $ 340   $ 29,960  $ 158,386       $ 8,106     $ (396)     $ (456)  $(5,970) $189,970
Net income                                                  9,670                                                    9,670 $  9,670
Dividends paid at $.12 per share                             (956)                                                    (956)
Exercised stock options                             43                                                                  43
Unrealized losses on securities                                         (12,648)                                   (12,648) (12,648)

                                                                                                                           ---------

Comprehensive income (loss)                                                                                                $ (2,978)

                                                                                                                           =========

ESOP stock committed for release                                                        50                              50
Excess of fair value above cost of
   ESOP stock committed for release                138                                                                 138
Treasury stock purchased -
  10,000 shares                                                                                             (127)     (127)
                                  -----------------------------------------------------------------------------------------
Balance at June 30, 1999              $ 340   $ 30,141  $ 167,100      $ (4,542)    $ (346)     $ (456)  $(6,097) $186,140
                                  =========================================================================================

Balance at January 1, 2000              340     30,323    175,158       (29,347)      (296)       (456)   (6,398)  169,324
Net income                                                  8,659                                                    8,659 $  8,659
Dividends paid at $.12 per share                             (960)                                                    (960)
Exercised stock options                   1        130                                                                 131
Unrealized losses on securities                                          (8,585)                                    (8,585)  (8,585)

                                                                                                                           ---------

Comprehensive income (loss)                                                                                                $     74
                                                                                                                           =========

ESOP stock committed for release                                                        50                              50
Earned portion of RRP plan                                                                           5                   5
Excess of fair value above cost of
   ESOP stock committed for release                 41                                                                  41
Excess of fair value above cost of
   earned portion of RRP plan                        5                                                                   5
                                  -----------------------------------------------------------------------------------------
Balance at June 30, 2000              $ 341   $ 30,499  $ 182,857     $ (37,932)    $ (246)     $ (451)  $(6,398) $168,670
                                  =========================================================================================

See accompanying notes to consolidated financial statements.

                     HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)



                                                                                 Six Months Ended June 30,
                                                                            ------------------------------------
                                                                               2000                    1999
                                                                            ------------           -------------
Cash flows from operating activities:
  Net Income                                                                    $ 8,659                 $ 9,670
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                     1,666                   1,590
    Net depreciation, amortization, and accretion                                    33                   2,767
    (Increase) decrease in loans held for sale                                   (4,787)                 13,656
    Net gain on sales of interest-earning assets                                   (833)                 (3,279)
    Gain (loss) on sale of foreclosed real estate                                    84                    (162)
    Equity losses from joint ventures                                               174                      57
    (Increase) decrease in accrued interest receivable                             (199)                 (2,151)
    Increase in accrued interest payable                                          1,535                     672
    Amortization of intangibles                                                   1,439                   1,200
    Earned ESOP shares                                                               91                     188
    Earned RRP shares                                                                10                       -
    Provision for deferred income taxes                                          (6,421)                 (1,445)
    (Increase) decrease in current income taxes                                  (2,302)                  1,329
    Other, net                                                                    4,166                  29,376
                                                                            ------------           -------------
  Net cash provided by operating activities                                       3,315                  53,468
                                                                            ------------           -------------

Cash flows from investing activities:
   Proceeds from maturities and principal reductions of marketable securities:
           Available-for-sale                                                    13,643                 162,352
   Proceeds from sales of marketable securities; available-for-sale              80,355                 225,730
   Purchase of marketable securities; available-for-sale                       (162,180)               (370,263)
   Loans sold                                                                    29,179                  57,249
   Net increase in loan originations less principal payments on
       loans                                                                   (146,191)               (261,054)
   Loan servicing rights sold                                                     7,643                       -
   Acquisition of loan servicing rights                                            (512)                    153
   Investments in real estate held for investment and other joint ventures         (533)                   (239)
   Proceeds from payments on real estate held for investment                        109                     419
   Purchases of premises and equipment, net                                      (8,164)                 (2,479)
   Cash proceeds received from the sale of foreclosed real
      estate                                                                        291                   1,549
   Branch purchase                                                                    -                  22,134
                                                                            ------------           -------------
      Net cash used in investing activities                                    (186,360)               (164,449)
                                                                            ------------           -------------


See accompanying notes to the consolidated financial statements.

                                  (Continued)

                     HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)
                                   (continued)


                                                                                  Six Months Ended June 30,
                                                                           -------------------------------------
                                                                               2000                    1999
                                                                           -------------            ------------
Cash flows from financing activities:
    Net increase in deposits                                               $     78,868             $    34,082
    Net increase in other borrowings                                             80,375                  68,746
    Net increase in escrow                                                        1,133                   9,741
    Payments to acquire treasury stock                                                -                    (127)
    Cash dividends                                                                 (960)                   (956)
    Proceeds from the exercise of stock options                                     131                      43
                                                                           -------------            ------------

    Net cash provided by financing operations                                   159,547                 111,529
                                                                           -------------            ------------

    Net (decrease) increase in cash and cash equivalents                        (23,498)                    548

Cash and cash equivalents at beginning of period                                 73,613                  56,741
                                                                           -------------            ------------

Cash and cash equivalents at end of period                                 $     50,115             $    57,289
                                                                           =============            ============

Supplemental disclosures:
Cash paid during the periods for:
    Interest on deposits, advances and other borrowings
        (includes interest credited to deposit accounts)                   $     64,791             $    53,218
    Income taxes                                                                  8,479                     636
Non-cash investing activities:
  Transfer from loans to foreclosed real estate                            $        213             $       922

Branch acquisition:
  Fair value of assets acquired                                            $          -             $    11,870
  Deposit premium paid                                                                -                   3,269
  Fair value of liabilities assumed                                                   -                  37,273

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


(1)  Accounting Policies
     -------------------

The Consolidated Financial Statements include the accounts of Harris Financial, Inc. (the "Registrant" or "HFI") and its wholly-owned subsidiary Harris Savings Bank (the "Bank"). In turn, the Bank holds the following subsidiaries: AVSTAR Mortgage Corporation, Harris Delaware Corporation, H. S. Service Corporation, First Harrisburg Service Corporation and C.B.L. Service Corporation. Both AVSTAR Mortgage Corporation and C.B.L. Service Corporation are inactive and both of the subsidiaries have immaterial assets and liabilities. All intercompany balances have been eliminated in consolidation.

The accompanying interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the results of interim periods, have been made. Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000 or any other interim period.

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

Management plans to adopt the Statement as of January 1, 2001. The impact of adopting SFAS 133 on the financial statements would be immaterial if adopted today, given the Company's current derivative positions and the current interest rate environment. However, the impact of the ultimate adoption of SFAS 133 could be material depending on changes in the Company's derivative positions or the rise or fall in interest rates.

                    HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
        (All dollar amounts presented in the tables are in thousands, except per share data)
                                  (Unaudited)



(3)  Other Borrowings
     ----------------

The following table presents the composition of HFI's other borrowings as of the dates indicated.


                                           June 30,              December 31,
                                             2000                   1999
                                       ------------------    -------------------

   FHLB advances                     $         1,040,000   $            805,000
   Repurchase agreements                         158,375                313,000
                                       ------------------    -------------------

      Total other borrowings         $         1,198,375   $          1,118,000
                                       ==================    ===================


(4)  Commitments to Extend Credit
     ----------------------------

In the ordinary course of business, HFI makes commitments to extend letters of credit to its customers. Standby letters of credit issued and outstanding amounted to $14,311,000 at June 30, 2000 and $7,372,000 at December 31, 1999.
These letters of credit are not reflected in the accompanying financial statements. Management does not anticipate any significant losses as a result of these transactions.

At June 30, 2000, HFI had $166,051,000 in unused line of credit commitments extended to its customers, $28,652,000 of undistributed funds on construction loans and $55,809,000 of loan origination commitments.

(5)  Earnings Per Share
     ------------------

The following table shows the allocation of earnings per share to basic earnings per share and diluted earnings per share.


                                                                                                        Per Share
                                                                       Income            Shares           Amount
                                                                   ----------------------------------------------
  For the six months ended June 30, 2000
  Basic earnings per share:
    Income available to common shareholders                         $      8,659       33,592,724       $   0.26
                                                                   ----------------------------------------------
    Dilutive effect of management and director stock options                               33,856
                                                                   ----------------------------------------------
  Diluted earnings per share:
    Income available to common shareholders
    plus assumed conversions                                        $      8,659       33,626,580       $   0.26
                                                                   ==============================================

  For the six months ended June 30, 1999
  Basic earnings per share:
    Income available to common shareholders                         $      9,670       33,804,463       $   0.29
                                                                   ----------------------------------------------
    Dilutive effect of management and director stock options                               86,863
                                                                   ----------------------------------------------
  Diluted earnings per share:
    Income available to common shareholders
    plus assumed conversions                                        $      9,670       33,891,326       $   0.29
                                                                   ==============================================

                     HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
        (All dollar amounts presented in the tables are in thousands, except per share data)
                                   (unaudited)


                                                                                                    Per Share
                                                                    Income           Shares           Amount
                                                                 ---------------------------------------------
For the three months ended June 30, 2000
Basic earnings per share:
  Income available to common shareholders                         $    4,639       33,607,371       $    0.14
                                                                 ---------------------------------------------
  Dilutive effect of management and director stock options                             26,632
                                                                 ---------------------------------------------
Diluted earnings per share:
  Income available to common shareholders
  plus assumed conversions                                        $    4,639       33,634,003       $    0.14
                                                                 =============================================

For the three months ended June 30, 1999
Basic earnings per share:
  Income available to common shareholders                         $    4,737       33,809,603       $    0.14
                                                                 ---------------------------------------------
  Dilutive effect of management and director stock options                             82,643
                                                                 ---------------------------------------------
Diluted earnings per share:
  Income available to common shareholders
  plus assumed conversions                                        $    4,737       33,892,246       $    0.14
                                                                 =============================================


(6)  Dividend Waivers by the Mutual Holding Company
     ----------------------------------------------

Harris Financial, MHC, (the "Mutual Company"), a Pennsylvania mutual holding company that owns approximately 76% of the outstanding shares of HFI's common stock, has generally waived the receipt of dividends declared by the Bank, or, subsequent to its formation in the two-tier reorganization, dividends paid by HFI. The Mutual Company has not been required to obtain approval of the Federal Reserve Board (the "FRB" ) prior to any such waiver and through the date hereof has not sought or received FRB approval of any such waiver. In connection with the FRB and Federal Deposit Insurance Corporation (the "FDIC") approvals of the Bank's acquisition of First Harrisburg Bancor, Inc. and its wholly owned subsidiary, First Federal Savings and Loan Association of Harrisburg ("First Federal"), the Bank and the Mutual Company made several commitments to the FDIC and the FRB regarding the waiver of dividends by the Mutual Company. These commitments include the following:

     . Any dividends waived by the Mutual Company shall be taken into account in any valuation of the Bank and the Mutual Company and factored into the calculation used in establishing a fair and reasonable basis for exchanging Bank shares for holding company shares in any subsequent conversion of the Mutual Company to stock form.
     . Dividends waived by the Mutual Company shall not be available for payment to or the value thereof transferred to stockholders other than the Mutual Company ("Minority Stockholders") by any means including through dividend payments or at liquidation;
     . Beginning five years after April 19, 1996, the date of consummation of the Bank's acquisition of First Federal, the Mutual Company will make prior application to and shall receive the approval of the FRB prior to waiving any dividends declared on the capital stock of the Bank and the FRB shall have the authority to approve or deny any dividend waiver request in its discretion and after such date such application may be made on an annual basis with respect to any year in which the Mutual Company intends to waive dividends paid by the Bank;
     . After April 19, 1996, the date of consummation of the Bank's acquisition of First Federal, the amount of waived dividends that are identified as belonging to the Mutual Company shall not be available for payment to, or the value transferred to, Minority Stockholders, either through dividend payments, upon the conversion of the Mutual Company to stock form, upon the redemption of shares of the Bank, upon the Bank's issuance of additional shares, at liquidation, or by any other means;
     . The Mutual Company shall notify the FRB of all such transactions and will make available to the FRB such information as the FRB determines to be appropriate;
     . The Bank will take into account when setting its dividend rate the declaration rate in relation to net income and the rate's effect on the Bank's ability to issue capital;
     . The dividend rate will be reasonable and sustainable upon a full conversion to stock form of the Mutual Company; and,

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

As of April 19, 1996, the Mutual Company had waived $9.1 million of dividends declared by the Bank and through June 30, 2000, had waived a total of $31.5 million of dividends paid by the Bank and HFI.

Also see "Regulatory Environment related to the Plan of Conversion of Harris Financial, MHC."

(7)  Treasury Stock Repurchase Program
     ---------------------------------

On February 27, 1998, HFI received authorization from the Pennsylvania Department of Banking to repurchase 472,500 shares of its outstanding common stock. On June 2, 1999, HFI received approval from the Department of Banking to extend the period for repurchasing 472,500 shares of its outstanding common stock until June 1, 2000. This deadline has not been extended. As of December 31, 1999, HFI's share repurchases total 449,300. HFI did not repurchase any treasury stock during the six months ended June 30, 2000.

(8)  Merger Agreement and Stock Conversion of Mutual Company
     -------------------------------------------------------

On March 28, 2000 HFI and the Bank announced that they entered into an agreement to merge with York Financial Corp., the parent of York Federal Savings and Loan Association. To accomplish the merger, the Board of Trustees of Harris Financial, MHC has adopted a plan of conversion pursuant to which it would convert from a mutual to a capital stock form of organization. Harris Financial, MHC is the mutual holding company parent of Harris Financial, Inc. and owns approximately 76% of the Corporation's outstanding common shares. The transactions are expected to be completed during the fourth quarter of 2000.

In connection with the planned merger and conversion, Harris Financial, Inc. filed on June 23, 2000, Forms S-1 and S-4 Registration Statements with the Securities and Exchange Commission. Harris Financial also filed on June 27, 2000 an application with the Office of Thrift Supervision ("OTS") seeking approval for Harris Financial to become a unitary savings and loan holding company and for Harris Savings Bank to convert its charter to that of a federal stock savings bank. If approved, both Harris Financial and Harris Savings Bank would be subject to the regulation and supervision of the OTS.

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

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements, as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1999 Annual Report. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. HFI undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof.

(a)   Results of Operations

Net Income or Loss
Net income for the six month period ended June 30, 2000 was $8,659,000, representing a decrease of $1,011,000, or 10.5%, from the $9,670,000 net income figure reported during the comparable six month period ended June 30, 1999. The decrease was primarily due to a reduction of $2,205,000, or 29.3%, in noninterest income during the six month period ended June 30, 2000 versus the comparable prior period. The reduction in noninterest income was due primarily to decreases in gains realized from the sale of loans and securities. Partially offsetting the decrease in noninterest income was an increase of $1.5 million, or 4.9%, in net interest income for the six months ended June 30, 2000, compared to the six months ended June 30, 1999. An analysis of the changes in noninterest income is presented in Table 5 which appears later in this report.

For the three month period ended June 30, 2000, net income was $4,639,000 which was $98,000, or 2.1%, lower than the net income figure of $4,737,000 for the comparable period in 1999. The decrease was primarily due to a reduction of $918,000 in noninterest income during the three month period ended June 30, 2000 versus the comparable prior period. The reduction in noninterest income was due primarily to a decrease in gains from sales of loans and a decrease in other income. Partially offsetting the decrease in noninterest income was an increase of $1.1 million, or 7.2%, in net interest income for the three months ended June 30, 2000, as compared to the three months ended June 30, 1999. An analysis of the changes in noninterest income is presented in Table 5 which appears later in this report.

Net Interest Income
HFI's principle source of revenue is net interest income, which represents the difference between interest income generated by earning assets and the interest expense of deposits and external sources of funds. Furthermore, net interest income is significantly dependent on the volume and composition of earning assets and interest-earning liabilities as well as the yield/cost of interest-earning assets/liabilities. The following discussion of interest income and yields is presented on a tax equivalent basis to reflect HFI's portfolio of tax exempt securities.

Net interest income, on a tax equivalent basis, totaled $33,024,000 for the six months ended June 30, 2000, which represented an increase of $774,000 or 2.4%, from the $32,250,000 of net interest income recorded in the six months ended June 30, 1999. This increase reflected a favorable volume variance of $1,777,000 due to a $216.3 million increase in total average earning assets to $2.645 billion during the year to date period ended June 30, 2000 as compared to $2.429 billion recorded during the same period ended June 30, 1999. Also reflected in this volume variance was a $242.8 million increase in average interest-bearing liabilities. At the same time, general market interest rate trends created an unfavorable rate variance of $1,003,000 for the six months ended June 30, 2000. The combination of positive volume variances and negative rate variances generated the net positive change of $774,000 mentioned above.

For the six months ended June 30, 2000, the yield on interest-earning assets was 7.51%. This figure was 42 basis points higher than the 7.09% yield reported for the six month period ended June 30, 1999. At same time, the cost of funds increased 54 basis points to 5.20% for the period ended June 30, 2000, versus 4.66% for the six months ended June 30, 1999. As a result, the interest spread (the difference between the yield on assets minus the cost of funds) decreased by 12 basis points to 2.31% for the six month period ended June 30, 2000, versus 2.43% for the six month period ended June 30, 1999.

Net interest income, on a tax equivalent basis, totaled $16,907,000 for the three months ended June 30, 2000, which represented an increase of $742,000 or 4.6%, from the $16,165,000 of net interest income recorded in the three months ended June 30, 1999. This increase reflected a favorable volume variance of $876,000 due to a $226.7 million increase in total average earning assets to $2.694 billion during the three month period ended June 30, 2000 as compared to

$2.467 billion recorded during the same period ended June 30, 1999. Also reflected in this volume variance was a $262.0 million increase in average interest-bearing liabilities. At the same time, general market interest rate trends created an unfavorable rate variance of $134,000 for the three months ended June 30, 2000. The combination of positive volume variances and negative rate variances generated the net positive change of $742,000 mentioned above.

For the three months ended June 30, 2000, the yield on interest-earning assets was 7.65%. This figure was 61 basis points higher than the 7.04% yield reported for the three month period ended June 30, 1999. At same time, the cost of funds increased 67 basis points to 5.32% for the period ended June 30, 2000, versus 4.65% for the three months ended June 30, 1999. As a result, the interest spread (the difference between the yield on assets minus the cost of funds) decreased by 6 basis points to 2.33% for the three month period ended June 30, 2000, versus 2.39% for the three month period ended June 30, 1999. On a linked quarter basis, interest spread increased by 6 basis points for the three month period ended June 30, 2000 versus the three month period ended March 31, 2000.

HFI continues to rely on wholesale funding sources to support an investment leveraging strategy and uses external borrowings to supplement funding provided by savings and time deposits. During the six month period ended June 30, 2000, total deposits (net of escrow deposits) increased $78.9 million, or 5.7%, while other borrowings increased by $80.4 million, or 7.2%, from December 31, 1999. During the twelve month period ended June 30, 2000, total deposits (net of escrow deposits) increased $176.0 million, or 13.8%, while other borrowings increased by $60.4 million, or 5.3% from June 30, 1999. The leveraging strategy relies on wholesale funding to support a redeployment of capital generated from ongoing operations (leveraging) into an interest-earning capacity, via the investment portfolio. The objective of this strategy is to increase interest income and boost HFI's return on equity.

The following table summarizes the impact of the leveraging strategy on the return on average assets (ROAA) and net interest margin (NIM) for the six month periods ended June 30, 2000 and June 30, 1999 and for the three month periods ended June 30, 2000 and June 30, 1999. During the six month and three month periods ended June 30, 2000, as compared to the comparable periods in 1999, the leverage strategy results have increased return on assets and have lessened the relative decrease in net interest margins.

Table 1 Comparison of Financial Performance with and without a Capital Leveraging Strategy


                                                          With              Without          Difference in
   Six month period ended June 30, 2000                 Leveraging         Leveraging         Basis Points
   ----------------------------------------------     --------------    ----------------     ---------------
     Return on Average Assets                                 0.63%               0.43%                  20
     Net Interest Margin                                      2.50%               3.06%                 (56)

   Six month period ended June 30, 1999
   ----------------------------------------------
     Return on Average Assets                                 0.77%               0.58%                  19
     Net Interest Margin                                      2.66%               3.48%                 (82)

   Three month period ended June 30, 2000
   ----------------------------------------------
     Return on Average Assets                                 0.66%               0.47%                  19
     Net Interest Margin                                      2.51%               3.06%                 (55)

   Three month period ended June 30, 1999
   ----------------------------------------------
     Return on Average Assets                                 0.74%               0.59%                  15
     Net Interest Margin                                      2.62%               3.45%                 (83)

Table 2 presents HFI's average asset and liability balances, interest rates, interest income and interest expense for each of the six month periods ended June 30, 2000 and June 30, 1999. Table 3 presents HFI's average asset and liability balances, interest rates, interest income and interest expense for each of the three month periods ended June 30, 2000 and June 30, 1999. Table 4 presents a rate-volume analysis of changes in net interest income for the six month periods ended June 30, 2000 and June 30, 1999 and the three month periods ended June 30, 2000 and June 30, 1999.

During the six months ended June 30, 2000, HFI's commercial and direct consumer loan yields and marketable securities yields increased relative to the six months ended June 30, 1999. This increase was primarily due to HFI significantly increasing these portfolio balances at increasing rates during the twelve months ended June 30, 2000. The increase in interest income from this portfolio was attributable to an increase of $161.2 million, or 4.1%, in the average balances of such loans as well as an improvement of 89 basis points and 30 basis points in the average yield on the commercial loan portfolio and the direct consumer loan portfolio, respectively, for the six months ended June 30, 2000, compared to the six months ended June 30, 1999. HFI decreased its holdings of mortgage loans and sold substantially all of its conventional mortgage loan production during the twelve months ended June 30, 2000, which resulted in an overall decrease in the yield on the mortgage loan portfolio. For the six months ended June 30, 2000, the average balance of conventional mortgage loans, net, decreased to $548.8 million and the average yield on such loans decreased to 7.12%, compared to an average balance of $615.8 million and an average yield of 7.71% for the six months ended June 30, 1999. Also, HFI elected to constrict its growth in indirect consumer loans since September 30, 1999 due to reaching its internal asset allocation thresholds for this portfolio. This constriction on growth occurred during a period of rising interest rates and accordingly limited yield enhancement in these portfolios.

During the quarter ended June 30, 2000, HFI's commercial and direct consumer loan yields and marketable securities yields increased relative to the quarter ended June 30, 1999. Again, this was primarily because HFI significantly increased these portfolio balances at increasing rates during the twelve months ended June 30, 2000. For the three months ended June 30, 2000, the average balance of such loans increased by $165.4 million, or 39.7%, compared to the three months ended June 30, 1999. The average yield on commercial loans and direct consumer loans improved to 9.05% and 8.96%, respectively, for the three months ended June 30, 2000, from 7.73% and 8.86%, respectively, for the three months ended June 30, 1999. Partially offsetting these yield increases were decreases in portfolio yields on mortgage and indirect consumer loans. HFI decreased its holdings of mortgage loans and sold substantially all of its conventional mortgage loan production during the twelve months ended June 30, 2000, which resulted in an overall decrease in the yield on the mortgage loan portfolio. The average balance of residential mortgage loans, net, decreased to $548.7 million for the three months ended June 30, 2000 from $622.3 million for the three months ended June 30, 1999. Also, HFI elected to constrict its growth in indirect consumer loans since September 30, 1999 due to reaching its internal asset allocation thresholds for this portfolio. This constriction on growth occurred during a period of rising interest rates and accordingly limited yield enhancement in these portfolios.

For information on qualitative and quantitative disclosures regarding market risk, refer to Management's Discussion and Analysis included in the 1999 Annual Report to Stockholders. There have been no significant changes noted in HFI's market risk profile or HFI's risk management procedures in the current year.

Table 2 Average Balance Sheets, Rates and Interest Income and Expense Summary - Year-to-Date (All dollar amounts presented in table are in 000's)


                                                                             For the six months ended,
                                                ---------------------------------------------------------------------------------
                                                              June 30, 2000                            June 30, 1999
                                                ---------------------------------------------------------------------------------
                                                      Average     (1) (2)     Average         Average      (1) (2)      Average
                                                      Balance     Interest   Yield/Cost       Balance      Interest    Yield/Cost
                                                ---------------------------------------   ---------------------------------------
Assets:
   Interest-earning assets:
      Mortgage loans, net                          $   548,754    $ 19,540       7.12%      $   615,765    $ 23,726        7.71%
      Commercial loans                                 380,239      16,432       8.64%          249,803       9,682        7.75%
      Direct consumer loans                            173,530       7,651       8.82%          142,743       6,080        8.52%
      Indirect consumer loans                          226,032       8,422       7.45%          152,845       5,977        7.82%
      Marketable securities - taxable                1,232,814      44,097       7.15%        1,121,005      35,092        6.26%
      Marketable securities - taxfree                   60,400       2,703       8.95%          117,907       4,838        8.21%
      Other interest-earning assets                     23,238         507       4.36%           28,596         669        4.68%
                                                ---------------------------------------   ---------------------------------------
  Total interest-earning assets                      2,645,007      99,352       7.51%        2,428,664      86,064        7.09%
                                                               ------------------------                 -------------------------
  Noninterest-earning assets                           100,639                                   98,121
                                                ---------------                           --------------
  Total assets                                     $ 2,745,646                              $ 2,526,785
                                                ===============                           ==============

Liabilities and stockholders' equity:
  Interest-bearing liabilities:
    Savings deposits                               $   129,909    $  1,692       2.60%      $   144,832    $  1,408        1.94%
    Time deposits                                      948,428      26,016       5.49%          773,084      20,222        5.23%
    NOW and money market deposits                      337,700       4,585       2.72%          296,424       3,396        2.29%
    Escrow                                               3,742          27       1.44%           13,078          53        0.81%
    Borrowed funds                                   1,131,385      34,008       6.01%        1,080,955      28,735        5.32%
                                                ---------------------------------------   ---------------------------------------
  Total interest-bearing liabilities                 2,551,164      66,328       5.20%        2,308,373      53,814        4.66%
                                                               ------------------------                 -------------------------
  Noninterest-bearing liabilities                       27,781                                   27,486
                                                ---------------                           --------------
  Total liabilities                                  2,578,945                                2,335,859
  Stockholders' equity                                 166,701                                  190,926
                                                ---------------                           --------------
  Total liabilities and stockholder equity         $ 2,745,646                              $ 2,526,785
                                                ===============                           ==============


Net interest income before
  provision for loan loss                                         $ 33,024                                 $ 32,250
                                                               ============                             ============
Interest rate spread (3)                                                         2.31%                                     2.43%
                                                                           ============                             =============
Net interest-earning assets                        $    93,843                              $   120,291
                                                ===============                           ==============
Net interest margin (4)                                                          2.50%                                     2.66%
                                                                           ============                             =============
Ratio of interest-earning assets to
  interest-bearing liabilities                            1.04                                     1.05
                                                ===============                           ==============

(1) Includes income recognized on deferred loan fees of $498,000 for the six months ended June 30, 2000 and $972,000 for the six months ended June 30, 1999.
(2)  Interest income and yields are shown on a tax equivalent basis.
(3) Represents the difference between the average yield on interest-earning assets and the average cost on interest-bearing liabilities.
(4) Represents the annualized net interest income before the provision for loan losses divided by average interest-earning assets.

Table 3 Average Balance Sheets, Rates and Interest Income and Expense Summary - Quarter (All dollar amounts presented in table are in 000's)

                                                                           For the three months ended,
                                               ---------------------------------------------------------------------------------
                                                           June 30, 2000                             June 30, 1999
                                               ---------------------------------------------------------------------------------
                                                    Average       (1) (2)   Average         Average      (1) (2)      Average
                                                    Balance      Interest  Yield/Cost        Balance     Interest    Yield/Cost
                                               ---------------------------------------   ---------------------------------------
Assets:
   Interest-earning assets:
      Mortgage loans, net                         $   548,657    $  9,796       7.14%      $   622,250    $ 11,756        7.56%
      Commercial loans                                404,706       9,161       9.05%          274,863       5,315        7.73%
      Direct consumer loans                           177,263       3,969       8.96%          141,746       3,140        8.86%
      Indirect consumer loans                         230,650       4,313       7.48%          171,719       3,237        7.54%
      Marketable securities - taxable               1,248,804      22,672       7.26%        1,110,389      17,238        6.21%
      Marketable securities - taxfree                  61,399       1,378       8.98%          118,115       2,403        8.14%
      Other interest-earning assets                    22,433         228       4.07%           28,120         303        4.31%
                                               ---------------------------------------   ---------------------------------------
  Total interest-earning assets                     2,693,912      51,517       7.65%        2,467,202      43,392        7.04%
                                                              ------------------------                 -------------------------
  Noninterest-earning assets                          106,053                                   94,989
                                               ---------------                           --------------
  Total assets                                    $ 2,799,965                              $ 2,562,191
                                               ===============                           ==============

Liabilities and stockholders' equity:
  Interest-bearing liabilities:
    Savings deposits                              $   135,618    $  1,015       2.99%      $   145,782    $    721        1.98%
    Time deposits                                     955,884      13,327       5.58%          777,289      10,128        5.21%
    NOW and money market deposits                     341,370       2,369       2.78%          300,709       1,706        2.27%
    Escrow                                              3,821          11       1.15%           15,401          28        0.73%
    Borrowed funds                                  1,165,815      17,888       6.14%        1,101,372      14,644        5.32%
                                               ---------------------------------------   ---------------------------------------
  Total interest-bearing liabilities                2,602,508      34,610       5.32%        2,340,553      27,227        4.65%
                                                              ------------------------                 -------------------------
  Noninterest-bearing liabilities                      30,683                                   30,179
                                               ---------------                           --------------
  Total liabilities                                 2,633,191                                2,370,732
  Stockholders' equity                                166,774                                  191,459
                                               ---------------                           --------------
  Total liabilities and stockholder equity        $ 2,799,965                              $ 2,562,191
                                               ===============                           ==============


Net interest income before
  before provision for loan loss                                 $ 16,907                                 $ 16,165
                                                              ============                             ============
Interest rate spread (3)                                                        2.33%                                     2.39%
                                                                          ============                             =============
Net interest-earning assets                       $    91,404                              $   126,649
                                               ===============                           ==============
Net interest margin (4)                                                         2.51%                                     2.62%
                                                                          ============                             =============
Ratio of interest-earning assets to
  interest-bearing liabilities                           1.04                                     1.05
                                               ===============                           ==============

(1) Includes income recognized on deferred loan fees of $287,000 for the three months ended June 30, 2000 and $528,000 for the three months ended June 30, 1999.
(2)  Interest income and yields are shown on a tax equivalent basis.
(3) Represents the difference between the average yield on interest-earning assets and the average cost on interest-bearing liabilities.
(4) Represents the annualized net interest income before the provision for loan losses divided by average interest-earning assets.

Table 4 - Rate/Volume Analysis of Changes in Net Interest Income (All dollar amounts presented in table are in 000's)

                                             Six Months Ended June 30, 2000        Three Months Ended June 30, 2000
                                                       Compared to                           Compared to
                                             Six Months Ended June 30, 1999        Three Months Ended June 30, 1999
                                                  Increase (Decrease)                     Increase (Decrease)
                                         -------------------------------------   -------------------------------------

                                             Volume        Rate         Net           Volume       Rate         Net
                                         -------------------------------------   -------------------------------------
Interest-earning assets:
  Mortgage loans, net                       $ (2,458)    $ (1,728)   $ (4,186)       $ (1,334)    $  (626)   $ (1,960)
  Commercial loans                             5,533        1,217       6,750           2,825       1,021       3,846
  Direct consumer loans                        1,351          220       1,571             793          36         829
  Indirect consumer loans                      2,740         (295)      2,445           1,102         (26)      1,076
  Marketable securities - taxable              3,713        5,292       9,005           2,306       3,128       5,434
  Marketable securities - taxfree             (2,538)         403      (2,135)         (1,252)        227      (1,025)
  Other interest-earning assets                 (119)         (43)       (162)            (59)        (16)        (75)
                                         -------------------------------------   -------------------------------------
Total interest-earning assets                  8,222        5,066      13,288           4,381       3,744       8,125
                                         -------------------------------------   -------------------------------------


Interest-bearing liabilities:
  Savings deposits                              (156)         440         284             (53)        347         294
  Time deposits                                4,752        1,042       5,794           2,444         755       3,199
  NOW and money market deposits                  506          683       1,189             249         414         663
  Escrow                                         (52)          26         (26)            (28)         11         (17)
  Borrowed funds                               1,395        3,878       5,273             893       2,351       3,244
                                         -----------------------------------------------------------------------------
Total interest-bearing liabilities             6,445        6,069      12,514           3,505       3,878       7,383
                                         -----------------------------------------------------------------------------
Net change in net interest income           $  1,777     $ (1,003)   $    774        $    876     $  (134)   $    742
                                         =============================================================================

Note: Changes in interest income and interest expense arising from the combination of rate and volume variances are prorated across rate and volume variances.

Provision for Loan Losses
HFI recognized a provision for loan loss of $1,666,000 for the six months ended June 30, 2000. This represents an increase of $76,000, or 4.8%, from the $1,590,000 provision recorded for the six months ended June 30, 1999. For the three months ended June 30, 2000, HFI recognized a provision for loan loss of $831,000. This is a $36,000, or 4.5%, increase over the $795,000 provision for the three month period ended June 30, 1999. The increase in HFI's provision reflects management's assessment of the adequacy of the allowance for loan losses in light of such factors as growth of the portfolio, portfolio composition, and general economic conditions. Management's methodology for assessing the adequacy of the allowance for loan losses is more fully discussed in the Asset Quality section.

Noninterest Income
The table below presents an analysis of change in noninterest income for the six month periods ended June 30, 2000 and June 30, 1999 and the three month periods ended June 30, 2000 and June 30, 1999.



Table 5 Changes in Noninterest Income (All dollar amounts presented in table are in 000's)

                                                  Six months ended June 30,               Three months ended June 30,
                                             ------------------------------------   -----------------------------------------
Noninterest Income:                             2000        1999       % Change         2000          1999        % Change
                                             ----------- -----------  -----------   ------------- -------------  ------------
  Service charges on deposits                   $ 3,335     $ 2,740        21.7%         $ 1,734       $ 1,507         15.1%
  Other service charges/commissions/fees            620         688        (9.9%)            327           364        (10.2%)
  Net servicing income                              338         120       181.7%              96           120        (20.0%)
  Gain on sale of securities, net                    14       1,365       (99.0%)             30            12        150.0%
  Gain on sale of loans, net                        819       1,914       (57.2%)            311           742        (58.1%)
  Other                                             201         705       (71.5%)             95           766        (87.6%)
                                             ----------- -----------                ------------- -------------
      Total noninterest income                  $ 5,327     $ 7,532       (29.3%)        $ 2,593       $ 3,511        (26.1%)
                                             =========== ===========                ============= =============

Total noninterest income decreased 29.3% for the six months ended June 30, 2000 compared to the six months ended June 30, 1999. The decrease in noninterest income was primarily the result of reduced reliance on gains from sales in the securities portfolio which was partially offset by growth in fee income on core banking products. The gain on sale of loans decreased primarily due to rising interest rates and diminished loan activity due to winding up of our AVSTAR mortgage operations. Service charges increased 21.7% due to growth in deposit accounts and the addition of two new branches during the twelve months ended June 30, 2000.

Total noninterest income decreased 26.1% for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. This decrease came primarily in other income which was enhanced in the quarter ended June 30, 1999 by a $700,000 fraud recovery related to the 1996 acquisition of First Harrisburg Bancorp. Revenue from mortgage loan sales also declined $455,000 for the reason cited in the preceding paragraph. Service charges on deposits increased 15.1% due to growth in deposit accounts.

Noninterest Expense
An analysis of changes in noninterest expense for the six month periods ended June 30, 2000 and June 30, 1999 and the three month periods ended June 30, 2000 and June 30, 1999 is presented in the table below.

Table 6 Changes in Noninterest Expense (All dollar amounts presented in table are in 000's)



                                                  Six Months Ended June 30,           Three Months Ended June 30,
                                              -----------------------------------  -----------------------------------
                                                2000        1999       % Change      2000         1999      % Change
                                              ----------  ----------  -----------  ----------  ----------- -----------
Noninterest Expense:
  Salaries and benefits                        $ 11,731    $ 10,921         7.4%    $  6,001    $   5,149       16.5%
  Equipment expense                               2,050       2,000         2.5%       1,034        1,038       (0.4%)
  Occupancy expense                               2,119       1,559        35.9%       1,118          757       47.7%
  Advertising and public relations                  853         868        (1.7%)        423          385        9.9%
  FDIC insurance                                    139         346       (59.8%)         71          177      (59.9%)
  Director fees                                     162         179        (9.5%)         68           96      (29.2%)
  Expense (income) from real estate operations       99        (347)          NM          94         (131)         NM
  Amortization of intangibles                     1,439       1,200        19.9%         719          600       19.8%
  Consulting and other fees                       1,260       1,020        23.5%         520          555       (6.3%)
  Supplies, telephone and postage                 1,680       1,745        (3.7%)        794          857       (7.4%)
  Other                                           2,134       3,434       (37.9%)        992        1,850      (46.4%)
                                              ----------  ----------               ----------  -----------
     Total noninterest expense                 $ 23,666    $ 22,925         3.2%    $ 11,834    $  11,333        4.4%
                                              ==========  ==========               ==========  ===========

Total noninterest expense increased 3.2% for the six months ended June 30, 2000 compared to the six months ended June 30, 1999. Increases in noninterest expense were commensurate with the expansion of branch networks and the expansion of traditional and non-traditional business lines. The decrease in other noninterest expense resulted primarily from the winding up of the AVSTAR operations in the second quarter of 1999.

Total noninterest expense increased 4.4% for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. Increases in noninterest expense were commensurate with the expansion of branch networks and the expansion of traditional and non-traditional business lines. The decrease in other noninterest expense resulted primarily from the winding up of the AVSTAR operations in the second quarter of 1999.

Income Tax Expense
Income tax expense totaled $3,142,000 for the six month period ended June 30, 2000, which resulted in an effective tax rate of 26.6% on pretax income of $11,801,000. This represented a decrease of $527,000 from the recorded corporate tax expense of $3,669,000 on pretax income of $13,339,000 during the six month period ended June 30, 1999. The effective tax rate for the six month period ended June 30, 1999 was 27.5%. The effective tax rate is less than the statutory rates due to HFI's continued focus on tax exempt sources of income.

Income tax expense was $1,577,000 for the three months ended June 30, 2000, which resulted in an effective tax rate of 25.4% on pretax income of $6,216,000. This represented a decrease of $270,000 from the $1,847,000 of corporate tax expense on pretax income of $6,584,000 during the three month period ended June 30, 1999. The effective tax rate for the three month period ended June 30, 1999 was 28.1%. The effective tax rate is less than the statutory rates due to HFI's continued focus on tax exempt sources of income and a one time state tax benefit.

(b)  Financial Condition

Stockholders' Equity
Stockholders' equity totaled $168.7 million at June 30, 2000 and $169.3 million at December 31, 1999. Stockholders' equity amounted to 5.9% of total assets equalling $2.851 billion as of June 30, 2000, compared to 6.3% of total assets of $2.691 billion at December 31, 1999.

The decrease in stockholders' equity of $.7 million, or .4%, for the six months ended June 30, 2000, resulted mainly from a $8.6 million decline in the market value, net of tax effect, of the available-for-sale securities and $1.0 million in dividends paid. The drop in the market value of the available-for-sale portfolio reflects the impact of recent market rate increases on the market value of fixed rate issues in HFI's investment portfolio. Offsetting these decreases was an $8.7 million increase from net income.

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

Table 7 Risk-based Capital Ratios and Leverage Ratios (All dollar amounts presented in table are in 000's)


       HARRIS FINANCIAL, INC.                                            Minimum Requirement for      Minimum Requirement to be
                                                    Actual                   Capital Adequacy            "Well Capitalized"
                                                    ------                   ----------------            ------------------
         As of June 30, 2000                 Amount          Ratio         Amount          Ratio         Amount         Ratio
         -------------------                 ------          -----         -------         -----         ------         -----
 Total Capital
    (to Risk Weighted Assets)                202,868          11.3%        144,185          8.0 %        180,232        10.0 %
 Tier 1 Capital
   (to Risk Weighted Assets)                 190,424          10.6%         72,093          4.0 %        108,139         6.0 %
 Tier 1 Capital
   (to Avg. Assets)                          190,424           6.7%        112,865          4.0 %        141,081         5.0 %


       As of December 31, 1999
       -----------------------
 Total Capital
    (to Risk Weighted Assets)               $194,582          12.0%       $130,173           8.0%       $162,716         10.0%
 Tier 1 Capital
   (to Risk Weighted Assets)                 181,053          11.1%         65,086           4.0%         97,630          6.0%
 Tier 1 Capital
   (to Avg. Assets)                          181,053           6.8%        106,502           4.0%        133,127          5.0%


         HARRIS SAVINGS BANK                                             Minimum Requirement for     Minimum Requirement to be
                                                    Actual                   Capital Adequacy            "Well Capitalized"
                                                    ------                   ----------------            ------------------
         As of June 30, 2000                 Amount          Ratio         Amount          Ratio         Amount         Ratio
         -------------------                 ------          -----         -------         -----         -------        -----
 Total Capital
   (to Risk Weighted Assets)                 198,549          11.0%        143,930           8.0%        179,912         10.0%
 Tier 1 Capital
   (to Risk Weighted Assets)                 185,784          10.3%         71,965           4.0%        107,947          6.0%
 Tier 1 Capital
   (to Avg. Assets)                          185,784           6.6%        112,733           4.0%        140,916          5.0%

       As of December 31, 1999
       -----------------------
 Total Capital
   (to Risk Weighted Assets)                $189,925          11.7%       $129,880           8.0%       $162,350        10.0 %
 Tier 1 Capital
   (to Risk Weighted Assets)                 176,262          10.9%         64,940           4.0%         97,410         6.0 %
 Tier 1 Capital
   (to Avg. Assets)                          176,262           6.6%        106,347           4.0%        132,934         5.0 %

Marketable Securities
Marketable securities, excluding the Federal Home Loan Bank cash account, totaled $1,315.3 million at June 30, 2000 and $1,257.6 million at December 31, 1999 Total marketable securities increased $57.7 million, or 4.6%, during the first six months of 2000.

The following table sets forth certain information regarding the amortized cost and fair values of HFI's marketable securities portfolio at June 30, 2000 and December 31, 1999.

Table 8 Composition of Marketable Securities Portfolios (All dollar amounts presented in table are in 000's)



                                                    June 30, 2000               December 31, 1999
                                           -------------------------------------------------------------
                                               Amortized         Fair        Amortized         Fair
                                                  Cost          Value          Cost           Value
                                           -------------------------------------------------------------
  Available-for-sale:
    U.S. Government and agencies              $   349,401    $   325,796   $   348,705      $   324,619
    Corporate bonds                                63,501         59,778        63,352           59,826
    Municipal obligations                          62,775         62,613        63,980           63,492
    FHLB stock                                     55,250         55,250        45,400           45,400
    Equities (Common and Preferred)                70,354         70,371        73,034           76,711

   Mortgage-backed securities:
        GNMA CMO's                                 34,070         33,676             -                -
        FNMA CMO's                                 97,734         92,362        99,032           98,267
        FHLMC CMO's                               101,993         96,799       139,328          136,584
        Private Issue CMO's                       542,525        518,683       473,170          452,704
                                           -------------------------------------------------------------
        Total mortgage-backed securities          776,322        741,520       711,530          687,555
                                           -------------------------------------------------------------
   Total securities available-for-sale        $ 1,377,603    $ 1,315,328   $ 1,306,001      $ 1,257,603
                                           -------------------------------------------------------------

   Other interest-earning securities:
       FHLB daily investment                  $    18,917    $    18,917      $ 36,860         $ 36,860
                                           -------------------------------------------------------------
   Total marketable securities and
      interest-earning investments            $ 1,396,520    $ 1,334,245   $ 1,342,861      $ 1,294,463
                                           =============================================================


Loans
Loans receivable, excluding loans held for sale, totaled $1,382.9 million at June 30, 2000 and $1,268.0 million at December 31, 1999. The increase of $114.9 million, or 9.1%, for the six months ended June 30, 2000, primarily reflects growth in commercial loans of $89.2 million and a $28.5 million increase in automobile, consumer and other loans. The loan growth trends in 2000 reflect HFI's continued focus on expanding its commercial and consumer loan portfolios and its reduced reliance on investing in residential mortgage loans.

Loan charge-offs, net of recoveries, totaled $1,103,000 for the six month period ended June 30, 2000 and $412,000 for the six month period ended June 30, 1999. Based on management's continuing review of the loan portfolio, HFI recorded provisions for loan losses of $1,666,000 for the six months ended June 30, 2000 compared to $1,590,000 for the six months ended June 30, 1999.

Non-accrual loans were $4,218,000 at June 30, 2000 and $10,007,000 at December 31, 1999. The decrease of $5,789,000 in non-accrual loans during the six month period ended June 30, 2000 came primarily in commercial loans. During the quarter ended June 30, 2000, two commercial loans totaling $7.1 million were refinanced with other lenders. In addition, loans 90 days past due, but still accruing were $5,606,000 at June 30, 2000 and $6,128,000 at December 31, 1999.
The combined total of non-accrual loans and loans 90 days past due, but still accruing interest as a percentage of total gross loans receivable, excluding loans held for sale, equalled .71% at June 30, 2000 and 1.27% at December 31, 1999.

The allowance for loan losses totaled $12,436,000 at June 30, 2000 and $11,873,000 at December 31, 1999. Stated as a percentage of total gross loans receivable, excluding loans held for sale, the allowance for loan losses amounted to .90% at June 30, 2000 and .94% at December 31, 1999.

Table 9 depicts the trend of charge-offs, recoveries and provisions to the allowance for loan losses for the six months ended June 30, 2000, six months ended June 30, 1999, and the year ended December 31, 1999. In addition, Table 10 highlights the allowance for loan losses as a percentage of non-accrual loans, loans 90 days past due, but still accruing and specifically designated problem loans for the six months ended June 30, 2000 and the year ended December 31, 1999. Finally, Table 11 presents an allocation of the allowance for loan losses by category of loans as of June 30, 2000 and December 31, 1999.

Table 9 Analysis of the Allowance for Loan Losses (All dollar amounts presented in table are in 000's)



                                                     As of or for the         As of or for the        As of or for the
                                                     six months ended         six months ended       twelve months ended
           Allowance for Loan Loss                    June 30, 2000            June 30, 1999          December 31, 1999
----------------------------------------------     --------------------    --------------------     ---------------------

Balance at beginning of period                       $          11,873       $           9,088         $           9,088
Provision for loan losses                                        1,666                   1,590                     3,180
Provision component related to unfunded
  commitments                                                        -                       -                       617

Charge offs:
  Commercial loans                                                 (22)                    (50)                      (50)
  One-to-four family loans                                        (125)                   (349)                     (253)
  Other mortgage loans                                               -                       -                         -
  Consumer and other loans                                      (1,208)                   (115)                     (970)
                                                   --------------------    --------------------     ---------------------
   Total Charge offs                                            (1,355)                   (514)                   (1,273)
                                                   --------------------    --------------------     ---------------------
Recoveries:
  Commercial loans                                                   4                      55                        61
  One-to-four family loans                                           1                       5                        73
  Other mortgage loans                                               -                       -                         -
  Consumer and other loans                                         247                      42                       127
                                                   --------------------    --------------------     ---------------------
   Total Recoveries                                                252                     102                       261
                                                   --------------------    --------------------     ---------------------
Net charge offs                                                 (1,103)                   (412)                   (1,012)
                                                   --------------------    --------------------     ---------------------

Balance at end of period                             $          12,436       $          10,266         $          11,873
                                                   ====================    ====================     =====================
Net charge offs to average loans outstanding (1)                  0.17%                   0.07%                     0.08%
                                                   ====================    ====================     =====================


(1) Year-to-date ratio is annualized


The increase in charge offs for the six months ended June 30, 2000 is primarily due to increased charge offs in automobile loans and, to a lesser extent, other consumer loans.

Table 10 Allowance for Loan Losses Coverage Ratios (All dollar amounts presented in table are in 000's)



                                                                  As of June 30, 2000        As of December 31, 1999
                                                                ----------------------      ------------------------
Allowance at the end of period                                    $            12,436          $              11,873

Non-accrual loans                                                 $             4,218          $              10,007

90 days past due, but still accruing                              $             5,606          $               6,128

Potential problem loans                                           $            18,353          $              16,263

   Allowance/non-accrual loans                                                294.83%                        118.65%
                                                                ----------------------       ------------------------

   Allowance/90 days past due, but still accruing                             221.83%                        193.75%
                                                                ----------------------       ------------------------

   Allowance/non-accrual loans and 90 days past due,
     but still accruing                                                       126.59%                         73.59%
                                                                ----------------------       ------------------------

   Allowance/problem loans                                                     67.76%                         73.01%
                                                                ----------------------       ------------------------



Table 11 Allocation of the Allowance for Loan Losses (All dollar amounts presented in table are in 000's)


                                                 As of June 30, 2000           As of December 31, 1999
                                            ------------------------------  ------------------------------
                                                              % of Total                     % of Total
                                               Amount          Reserves         Amount        Reserves
                                            --------------   -------------  --------------- --------------
One-to-four family mortgage loans            $        840           6.76%    $         838          7.06%
Commercial loans                                    7,232          58.15%            7,154         60.25%
Consumer and other loans                            3,346          26.90%            3,073         25.88%
Unallocated                                         1,018           8.19%              808          6.81%
                                            --------------   -------------  --------------- --------------
     Total                                   $     12,436         100.00%    $      11,873        100.00%
                                            ==============   =============  =============== ==============

Reserve for unfunded commitments             $        308                    $         308
                                            ==============                  ===============




Asset Quality


Virtually all of HFI's credit risk lies with the Bank, which holds substantially all of HFI's loan assets. As part of the conversion of its operations from those of a traditional thrift institution, the Bank created a Business Banking Group to offer commercial financial products and services to businesses in the Bank's primary market area. This expansion beyond traditional thrift lending such as residential mortgage lending and real estate secured consumer lending has had the effect of increasing the Bank's credit risk exposure. To accommodate this credit risk exposure, management has hired experienced commercial lending professionals to manage its Business Banking Group. In addition, the Bank has adopted commercial bank underwriting, credit management and loan loss provisioning techniques under the direction of a Chief Credit Officer.

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

In addition to the allowance for loan loss, HFI maintains a reserve for unfunded commitments. This reserve represents the Bank's estimation of loss incurred relative to unfunded credit balances committed to customers. The reserve assigned to this pool is developed using factors such as portfolio trends, credit concentrations and economic conditions. The reserve established for unfunded commitments is classified as a separate liability from the allowance for loan losses, in accordance with generally accepted accounting principles. The reserve for unfunded commitments totaled $308,000 at June 30, 2000 and at December 31, 1999.

Other Borrowings
HFI engages in wholesale leveraging activities to deploy a portion of its capital. This strategy relies on using external sources of funds to invest in interest-earning assets at a positive spread between the yield on interest-earning asset and the cost of the supporting borrowing.

Other borrowings totaled $1,198.4 million at June 30, 2000 and $1,118.0 million at December 31, 1999. Borrowings from non-deposit funding sources increased $235.0 million, or 7.2%, during the six months ended June 30, 2000. Federal Home Loan Bank advances increased by $235.0 million, or 29.2%, to $1,040.0 million, while repurchase agreements decreased by $154.6 million, or 49.4%, to $158.4 million during the six month period ended June 30, 2000.

As of June 30, 2000, HFI had maximum available FHLB lines of credit totaling $1,148.5 million versus $1,059.5 million in available FHLB credit as of December 31, 1999. This increase of $89.0 million, or 8.4%, is based on increases in the amount of securities that qualify as security for FHLB advances. HFI had borrowings outstanding to the FHLB totaling $1,040.0 million as of June 30, 2000 and $805.0 million as of December 31, 1999.

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

HFI exceeded all applicable regulatory standards for liquidity at June 30, 2000 and December 31, 1999.

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

Management employs an Asset/Liability Committee ("ALCO") that meets at least monthly to manage interest rate risk exposure. HFI primarily employs dynamic GAP analysis and Net Interest Income Volatility ("NII") analysis to assist in the management of interest rate risk. The ALCO communicates monthly to the Board of Directors on all matters relevant to interest rate risk exposures. In the context of this discussion, dynamic GAP refers to the Bank's refinement of standard repricing analysis procedures to include anticipated prepayments, option calls and other factors not normally employed in static GAP analysis. HFI's standard ALCO procedures include a review of monthly GAP results. The table below presents the Bank's GAP position as of June 30, 2000. As of this date, the Bank's liability sensitive cumulative one-year GAP ratio was -12.7% and liability sensitive three-year GAP ratio was -9.7%. Management attributes this liability sensitivity to the effect of certain assumed conversions on specific convertible borrowings and to assumed extensions on mortgage loans and mortgage-backed securities. These assumptions reflect the rising interest rates existing in the market at June 30, 2000.

Table 12 GAP Analysis (All dollar amounts presented in table are in 000's)


                                                                               At June 30, 2000
                                                         ---------------------------------------------------------------
                                                                               More Than            More Than
                                                            One Year            One Year           Three Years
                                                            or Less          to Three Years        to Five Years
                                                         ---------------------------------------------------------------
                                                            Balance     Rate     Balance     Rate     Balance     Rate
                                                         ---------------------------------------------------------------
INEREST-EARNING ASSETS:
Cash and cash equivalents                                 $    18,917   4.38%  $         -   0.00%   $        -   0.00%
Marketable securities (1)(3)                                  622,416   7.50%       58,420   6.82%       58,194   6.75%
Commercial loans                                              228,003   8.62%      108,538   7.92%       69,977   7.83%
Mortgage loans (2)                                            128,059   7.12%      133,032   6.87%      103,761   6.79%
Consumer loans                                                147,723   9.02%      159,173   8.54%       65,885   8.71%
    Total interest-earning
                                                         ---------------------------------------------------------------
    assets                                                $ 1,145,118   7.82%  $   459,163   7.69%   $  297,817   7.45%
                                                         ---------------------------------------------------------------

INTEREST-BEARING LIABILITIES:
Savings accounts                                          $    30,578   5.35%  $         -   0.00%   $        -   0.00%
Interest-bearing
    DDA accounts                                                    -   0.00%            -   0.00%            -   0.00%
Noninterest-bearing
    DDA accounts                                                    -   0.00%            -   0.00%            -   0.00%
Money market accounts                                         177,151   4.94%            -   0.00%            -   0.00%
Time deposits                                                 531,762   5.39%      333,916   5.98%      101,406   6.57%
Escrow                                                              -   0.00%            -   0.00%            -   0.00%
Other borrowings                                              758,375   6.36%       40,000   4.73%      250,000   6.63%
    Total interest-bearing
                                                         ---------------------------------------------------------------
    liabilities                                           $ 1,497,866   5.83%  $   373,916   5.85%   $  351,406   6.61%
                                                         ---------------------------------------------------------------
Interest sensitivity gap
    per period                                            $  (352,748)         $    85,247           $  (53,589)
                                                         -------------        -------------        -------------
Cumulative interest
    sensitivity gap                                       $  (352,748)         $  (267,501)          $ (321,090)
                                                         -------------        -------------        -------------
Cumulative interest sensitivity gap
     as a percent of total assets                              -12.75%               -9.67%              -11.60%
                                                         -------------        -------------        -------------
Cumulative net interest-earning assets as a
     percentage of net interest-bearing liabilities             76.45%               85.71%               85.56%
                                                         -------------        -------------        -------------


                                                                        At June 30, 2000
                                                        ----------------------------------------
                                                            More Than
                                                              Five
                                                              Years                    Total
                                                        ------------------------------------------
                                                             Balance    Rate     Balance     Rate
                                                        ------------------------------------------
INEREST-EARNING ASSETS:
Cash and cash equivalents                                 $    31,198   0.00%  $    50,115   1.65%
Marketable securities (1)(3)                                  638,573   6.62%    1,377,603   7.03%
Commercial loans                                               30,001   6.55%      436,519   8.18%
Mortgage loans (2)                                            188,971   6.84%      553,823   6.90%
Consumer loans                                                 20,205   8.49%      392,986   8.74%
    Total interest-earning
                                                        ------------------------------------------
    assets                                                $   908,948   6.48%  $ 2,811,046   7.33%
                                                        ------------------------------------------

INTEREST-BEARING LIABILITIES:
Savings accounts                                          $   125,044   2.25%  $   155,622   2.86%x
Interest-bearing
    DDA accounts                                               97,910   1.10%       97,910   1.10%
Noninterest-bearing
    DDA accounts                                               51,943   0.00%       51,943   0.00%
Money market accounts                                               -   0.00%      177,151   4.94%x
Time deposits                                                   3,028   5.83%      970,112   5.72%x
Escrow                                                          4,644   1.28%        4,644   1.28%x
Other borrowings                                              150,000   6.00%    1,198,375   6.31%x
    Total interest-bearing
                                                        ------------------------------------------
    liabilities                                           $   432,569   3.04%  $ 2,655,757   5.48%
                                                        ------------------------------------------
Interest sensitivity gap
    per period                                            $   476,379          $  155,289
                                                         --------------      --------------
Cumulative interest
    sensitivity gap                                       $   155,289
                                                         -------------
Cumulative interest sensitivity gap
     as a percent of total assets                               5.61%
                                                         -------------
Cumulative net interest-earning assets as a
     percentage of net interest-bearing liabilities           105.85%
                                                         -------------


(1)  Book value (net of allowance for sale adjustment) of investment portfolio.
(2)  Excludes deferred loan costs and fees.
(3)  Includes amounts presented on a tax equivalent basis.

NII volatility analysis is employed to measure the probable effect of significant changes in market interest rates upon HFI's projected net interest income. Management considers one-year and two-year projections for NII volatility to be most relevant for managing HFI's interest rate risk exposure. HFI's standard ALCO procedures include a review of monthly analysis results for NII volatility. Using HFI's asset and liability portfolios as of June 30, 2000, management projects net interest income for the next twelve months to increase $1.8 million, or 2.7% if market rates decrease 200 basis points over the next twelve months and to decrease $5.9 million, or 8.8% if market rates increase 200 basis points over the next twelve months. These NII volatility values are within the thresholds established by the Board of Directors for market rate shocks.



            Rate Scenarios                  -200 bp       -100 bp         0 bp        +100 bp        +200 bp
----------------------------------------------------------------------------------------------------------------
Absolute Change in NII (in millions)         $1.8          $1.5          $0.0         $(2.7)         $(5.9)
Relative Change in NII                       2.7%          2.3%          0.0%         (4.0%)         (8.8%)
Board of Directors Limit                   +/-10.0%       +/-5.0%        0.0%        +/-(5.0%)     +/-(10.0%)


Credit Risk
Virtually all of HFI's credit risk lies with the Bank, which holds all of HFI's loan assets and virtually all of its marketable securities. Due to underwriting standards and credit and collections management, the Bank's experience in credit losses has been satisfactory. The Bank follows a comprehensive loan policy that details credit underwriting, credit management and loan loss provisioning techniques. With regard to its marketable securities portfolio, at June 30, 2000, over 89% of the marketable securities in HFI's portfolio were rated "AAA", with the remainder rated "AA" or "A". At December 31, 1999, over 87% of the marketable securities in HFI's portfolio were rated "AAA", with the remainder rated "AA" or "A".

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

Merger Agreement
On March 28, 2000 Harris Financial announced that it entered into an agreement to merge with York Financial Corporation, the parent of York Federal Savings and Loan Association. To accomplish the merger, the Board of Trustees of Harris Financial, MHC has adopted a plan of conversion pursuant to which it would convert from a mutual to a capital stock form of organization. Harris Financial, MHC is the mutual holding company parent of Harris Financial, Inc. and owns approximately 76% of the Corporation's outstanding common shares. The transactions are expected to be completed during the fourth quarter of 2000.

Merger Update
In preparation for the completion of merger-related transactions in the fourth quarter of 2000, the management teams of Harris Financial, Inc. and York Financial Corporation are working closely on business integration matters. The executive team and board of directors of the new corporation have been selected, with the selections communicated publicly in the related Harris Financial, Inc. Form S-4 Registration Statement filed with the Securities and Exchange Commission on June 23, 2000. The new executive team is currently engaged in managing the merger integration process and has already completed certain key integration milestones such as:

 .    established executive, line of business and operational integration teams

 .    implemented a detailed integration schedule

 .    selected all core information technology systems

 .    confirmed the feasibility of achieving operational savings estimates developed during due diligence

 .    completed preliminary strategic planning exercises for the purpose of developing a strategic plan for the new corporation

As of the date of this report, the merger integration of Harris Financial, Inc. and York Financial Corporation is proceeding in accordance with the schedule established by executive management.

Regulatory Environment related to the Plan of Conversion of Harris Financial,
MHC
As part of Harris Financial, Inc.'s agreement to merge with York Financial Corporation as announced on March 28, 2000, Harris Financial, MHC adopted a plan of conversion pursuant to which it would convert from a mutual to a capital stock form of organization. Should Harris receive approval of all regulatory applications, prior to the completion of the mutual-to-stock conversion, Harris Savings Bank will convert its charter to that of a federal stock savings bank and will be subject to the regulation and supervision of the Office of Thrift Supervision ("OTS"). As a result of the Harris Savings Bank charter conversion, Harris Financial, Inc. will become a unitary savings and loan holding company and will also be subject to the regulation and supervision of the OTS. After the charter conversion, the Pennsylvania Department of Banking will no longer regulate or supervise Harris Financial, Inc. or Harris Savings Bank, and the Board of Governors of the Federal Reserve System will no longer regulate or supervise Harris Financial, Inc.

Effective July 12, 2000, the OTS adopted interim final rules regarding mutual holding companies. Specific provisions of relevance to Harris are as follows:

 .    Recently converted thrifts would be permitted to repurchase stock without limitation one year after going public. Previously, the amount of stock that a converted thrift could repurchase was restricted for the first three years after an offering.

 .    Mutual holding company parents of stock thrifts would be permitted to waive all dividends due it without incurring a corresponding dilution to minority shareholders interests in the event of a second-step conversion.
     Previously, the OTS prohibited the waiver of excess dividends and required that all waived dividends be accounted for in the calculation of minority ownership interest in a second-step conversion.

The OTS also issued proposed rules, with the following specific provision of relevance to Harris. The OTS notified the public that it expects to limit acquisitions for most converting thrifts within three years after a conversion. Previously, the OTS generally waived the three-year rule in cases where the transaction was non-hostile and received shareholders approval.

Harris Financial, Inc. has also received written approval from the OTS that the OTS would permit Harris, as part of its merger with York Financial, Inc. in the fourth quarter of 2000, to issue up to 10 million authorized but unissued shares to York Financial, Inc. shareholders as merger consideration in the event that the related share offering fell below the minimum range as established in the offering prospectus.


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

          Item 3.       Defaults Upon Senior Securities.
                        None.

          Item 4.       Submission of Matters to a Vote of Security Holders.
                        None.

          Item 5.       Other information.
                        None.

          Item 6.       Exhibits and Reports on Form 8-K.

                        (a) Exhibits
                                Exhibit 27                Financial Data Schedule
                        (b)  Reports on Form 8-K
                                The Registrant filed the following Current Reports on Form 8-K during the second quarter of 2000:
                                (i)                       Current Report on Form 8-K, dated March 27, 2000, re:  Agreement and Plan of Reorganization by and between Harris Financial, MHC,
                                                          Harris Financial, Inc., New Harris Financial, Inc., and Harris
                                                          Savings Bank, and York Financial Corp. and York Federal Savings and
                                                          Loan Association, filed with the Securities and Exchange Commission on April 7, 2000; and
                                (ii)                      Current Report on Form 8-K, dated June 23, 2000, re:  Issuance of press release regarding filing of registration Form S-1 relating to a stock offering conducted as part of the mutual-to-stock
                                                          conversion of Harris Financial, MHC, and a registration statement on Form S-4 relating to the merger of York Financial Corp. and the
                                                          Registrant, filed with the Securities and Exchange Commission on
                                                          June 27, 2000.

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

                             HARRIS FINANCIAL, INC.
                                  (Registrant)


                                    By     /s/ Charles C. Pearson, Jr.
                                           ---------------------------
                                            Charles C. Pearson, Jr.,
                                            Chairman, President and
                                            Chief Executive Officer


                                    By        /s/ James L. Durrell
                                              --------------------
                                                James L. Durrell,
                                              Executive Vice President
                                            and Chief Financial Officer


Dated:  August 9, 2000

                                  EXHIBIT INDEX


Exhibit Number
--------------


Exhibit 27              Financial Data Schedule