Form 10-Q
period 2000-09-30
WAYPOINT FINANCIAL CORP
filed 2000-11-14
CIK 1034650

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to__________________________

Commission File Number:  0-22399

                           WAYPOINT FINANCIAL CORP.
                           ------------------------
             (Exact name of registrant as specified in its charter)

         PENNSYLVANIA                               25-1872581
 (State or other jurisdiction of                  (IRS Employer
 incorporation or organization)                   Identification No.)

235 North Second Street, P.O. Box 1711, Harrisburg, Pennsylvania        17105
----------------------------------------------------------------        -----
                  (Address of principal executive offices)            (Zip Code)

                                  717-236-4041
                                  ------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate the number of shares outstanding of each of the Bank's classes of common stock, as of the latest practicable date. 34,063,375 shares of stock, par value of $.01 per share, outstanding at October 16, 2000.

Part I.  Financial Information.


Part 1, Item 1    Financial Statements.

The following are financial statements and financial information of Harris Financial, Inc. On October 17, 2000, Waypoint Financial Corp. succeeded to the business of Harris Financial. In addition, on October 17, 2000, Waypoint Financial completed a stock offering that is described herein, and acquired by merger York Financial Corp., the holding Company of York Federal Savings and Loan Association.

               (Balance of this page is intentionally left blank)

                     HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                      (in thousands, except for share data)
                                   (Unaudited)


                                                                  September 30,           December 31,
                                                                       2000                   1999
                                                                  ---------------        ---------------
Assets
Cash and cash equivalents                                               $ 34,681               $ 73,613
Marketable securities available-for-sale                               1,362,052              1,257,603
Loans receivable, net                                                  1,427,679              1,267,983
Loans held for sale, net                                                  10,508                  1,646
Loan servicing rights                                                      1,861                  7,616
Premises and equipment, net of accumulated
   depreciation of $18,571 and $15,484                                    30,090                 23,228
Accrued interest receivable                                               18,648                 18,302
Intangible assets                                                         15,458                 17,617
Deferred tax asset, net                                                   18,934                 17,402
Other assets                                                              15,202                  6,390
                                                                  ---------------        ---------------
   Total assets                                                      $ 2,935,113            $ 2,691,400
                                                                  ===============        ===============

Liabilities and Stockholders' Equity
Deposits                                                             $ 1,501,530            $ 1,373,870
Escrow                                                                    35,734                  3,511
Accrued interest payable                                                  23,040                 10,292
Postretirement benefit obligation                                          2,681                  2,538
Other borrowings (Note 3)                                              1,179,658              1,118,000
Income taxes payable                                                         442                  2,302
Other liabilities                                                         11,025                 11,563
                                                                  ---------------        ---------------
   Total liabilities                                                 $ 2,754,110            $ 2,522,076
                                                                  ---------------        ---------------

Common stock, $ .01 par value, authorized 100,000,000 shares,
   34,063,375 shares issued and 33,614,075 outstanding
   at September 30, 2000, 34,023,625 shares issued
   and 33,574,325 shares outstanding at December 31, 1999                  $ 341                  $ 340
Paid in capital                                                           30,440                 30,323
Retained earnings                                                        187,361                175,158
Accumulated other comprehensive income                                   (30,071)               (29,347)
Employee stock ownership plan                                               (221)                  (296)
Recognition and retention plans                                             (449)                  (456)
Treasury stock, 449,300 shares at September 30, 2000
   and 449,300 shares at December 31, 1999                                (6,398)                (6,398)
                                                                  ---------------        ---------------
    Total stockholders' equity                                           181,003                169,324
                                                                  ---------------        ---------------
    Total liabilities and stockholders' equity                       $ 2,935,113            $ 2,691,400
                                                                  ===============        ===============


See accompanying notes to consolidated financial statements.

                     HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                    (in thousands, except for per share data)
                                   (Unaudited)


                                                           Nine Months Ended September 30,     Three Months Ended September 30,
                                                           --------------------------------    ---------------------------------
Interest Income:                                               2000              1999               2000              1999
                                                           --------------    --------------    ---------------    --------------
  Loans receivable:
      First mortgage loans                                      $ 29,301          $ 35,385            $ 9,761          $ 11,660
      Commercial loans                                            25,732            15,573              9,572             6,127
      Consumer and other loans                                    24,808            19,343              8,735             7,284
  Taxable investments                                             22,071            22,093              7,479             6,878
  Taxfree investments                                              2,661             4,454                904             1,310
  Dividends                                                        5,542             6,093              1,929             1,819
  Mortgage-backed securities                                      40,720            26,108             14,385             9,894
  Money market investments                                           110                76                 46                17
                                                           --------------    --------------    ---------------    --------------
       Total interest income                                     150,945           129,125             52,811            44,989
                                                           --------------    --------------    ---------------    --------------
Interest Expense:
  Deposits                                                        50,827            38,507             18,534            13,481
  Borrowed funds                                                  53,175            44,652             19,167            15,916
  Escrow                                                              34                76                  7                24
                                                           --------------    --------------    ---------------    --------------
    Total interest expense                                       104,036            83,235             37,708            29,421
                                                           --------------    --------------    ---------------    --------------
     Net interest income                                          46,909            45,890             15,103            15,568
Provision for loan losses                                          2,613             2,385                947               795
                                                           --------------    --------------    ---------------    --------------
    Net interest income after provision for loan losses           44,296            43,505             14,156            14,773
                                                           --------------    --------------    ---------------    --------------
Noninterest Income:
  Service charges on deposits                                      5,213             4,272              1,878             1,532
  Other service charges/commissions/fees                           1,041             1,026                421               338
  Net servicing income                                               447               430                109               310
  Gain on sale of securities, net                                  1,356               963              1,342              (402)
  Gain on sale of loans, net                                       1,025             2,517                206               603
  Other                                                            2,220               801              2,019                96
                                                           --------------    --------------    ---------------    --------------
      Total noninterest income                                    11,302            10,009              5,975             2,477
                                                           --------------    --------------    ---------------    --------------
Noninterest Expense:
  Salaries and benefits                                           17,881            16,565              6,150             5,644
  Equipment expense                                                3,736             2,992              1,686               992
  Occupancy expense                                                3,252             2,369              1,133               810
  Advertising and public relations                                 1,537             1,337                684               469
  FDIC insurance                                                     213               525                 74               179
  Director fees                                                      229               222                 67                43
  Expense (income) from real estate operations                       102              (498)                 3              (151)
  Amortization and write-off of intangibles                        2,159             1,920                720               720
  Consulting and other fees                                        2,011             1,777                751               757
  Supplies, telephone and postage                                  2,521             2,620                841               876
  Other                                                            3,039             4,660                905             1,225
                                                           --------------    --------------    ---------------    --------------
     Total noninterest expense                                    36,680            34,489             13,014            11,564
                                                           --------------    --------------    ---------------    --------------
  Income before income taxes                                      18,918            19,025              7,117             5,686
  Income tax expense                                               5,274             5,225              2,132             1,556
                                                           --------------    --------------    ---------------    --------------
      Net Income                                                $ 13,644          $ 13,800            $ 4,985           $ 4,130
                                                           ==============    ==============    ===============    ==============
  Basic earnings per share (Note 5)                               $ 0.41            $ 0.41             $ 0.15            $ 0.12
                                                           ==============    ==============    ===============    ==============
  Diluted earnings per share (Note 5)                             $ 0.41            $ 0.41             $ 0.15            $ 0.12
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

                     HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
                    (in thousands, except for per share data)
                                   (Unaudited)



                                                                                      Other        Employee   Recognition
                                                                                     Compre-         Stock         And
                                               Common       Paid in      Retained    hensive       Ownership    Retention
                                                Stock       Capital      Earnings   Income (Loss)     Plan        Plan
                                            ------------------------------------------------------------------------------

Balance at January 1, 1999                      $ 340      $ 29,960     $ 158,386       $ 8,106       $ (396)     $ (456)
Net income                                                                 13,800
Dividends paid at $.18 per share                                           (1,433)
Exercised stock options                                          83
Unrealized losses on securities                                                         (24,202)

Comprehensive income (loss)

ESOP stock committed for release                                                                          75
Excess of fair value above cost of
   ESOP stock committed for release                             194
Treasury stock purchased - 40,000 shares
                                            -----------------------------------------------------------------------------
Balance at September 30, 1999                   $ 340      $ 30,237     $ 170,753     $ (16,096)      $ (321)     $ (456)
                                            =============================================================================

Balance at January 1, 2000                        340        30,323       175,158       (29,347)        (296)       (456)
Net income                                                                 13,644
Dividends paid at $.18 per share                                           (1,441)
Exercised stock options                             1           132
Unrealized losses on securities                                                            (724)

Comprehensive income (loss)

Deferred stock committed for release                            (96)
ESOP stock committed for release                                                                          75
Earned portion of RRP plan                                                                                             7
Excess of fair value above cost of
   ESOP stock committed for release                              70
Excess of fair value above cost of
   earned portion of RRP plan                                    11
                                            -----------------------------------------------------------------------------
Balance at September 30, 2000                   $ 341      $ 30,440     $ 187,361     $ (30,071)      $ (221)     $ (449)
                                            =============================================================================


                                                                         Compre-
                                                                         hensive
                                              Treasury                   Income
                                               Stock        Total        (Loss)
                                              ------------------------------------

Balance at January 1, 1999                    $ (5,970)    $ 189,970
Net income                                                    13,800  $    13,800
Dividends paid at $.18 per share                              (1,433)
Exercised stock options                                           83
Unrealized losses on securities                              (24,202)     (24,202)
                                                                      ------------
Comprehensive income (loss)                                           $   (10,402)
                                                                      ============
ESOP stock committed for release                                  75
Excess of fair value above cost of
   ESOP stock committed for release                              194
Treasury stock purchased - 40,000 shares          (428)         (428)
                                              ------------------------
Balance at September 30, 1999                 $ (6,398)    $ 178,059
                                              ========================

Balance at January 1, 2000                      (6,398)      169,324
Net income                                                    13,644  $    13,644
Dividends paid at $.18 per share                              (1,441)
Exercised stock options                                          133
Unrealized losses on securities                                 (724)        (724)
                                                                      ------------
Comprehensive income (loss)                                           $    12,920
                                                                      ============
Deferred stock committed for release                             (96)
ESOP stock committed for release                                  75
Earned portion of RRP plan                                         7
Excess of fair value above cost of
   ESOP stock committed for release                               70
Excess of fair value above cost of
   earned portion of RRP plan                                     11
                                              ----------------------
Balance at September 30, 2000                 $ (6,398)    $ 181,003
                                              ======================


See accompanying notes to consolidated financial statements.

                     HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)



                                                                                Nine Months Ended September 30,
                                                                              ------------------------------------
                                                                                 2000                    1999
                                                                              ------------           -------------
Cash flows from operating activities:
  Net Income                                                                     $ 13,644                $ 13,800
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                       2,613                   2,385
    Net depreciation, amortization, and accretion                                   1,159                   3,626
    (Increase) decrease in loans held for sale                                     (8,862)                 14,445
    Net gain on sales of interest-earning assets                                   (2,381)                 (3,480)
    Gain (loss) on sale of foreclosed real estate                                      84                    (174)
    Equity losses from joint ventures                                                   3                       8
    Increase in accrued interest receivable                                          (346)                 (1,312)
    Increase in accrued interest payable                                           12,748                   6,716
    Amortization of intangibles                                                     2,159                   1,920
    Earned ESOP shares                                                                145                     269
    Earned RRP shares                                                                  18                       -
    Provision for deferred income taxes                                            (1,128)                    404
    (Increase) decrease in current income taxes                                    (1,860)                  2,727
    Other, net                                                                    (10,000)                 24,830
                                                                              ------------           -------------
  Net cash provided by operating activities                                         7,996                  66,164
                                                                              ------------           -------------

Cash flows from investing activities:
   Proceeds from maturities and principal reductions of marketable securities:
           Available-for-sale                                                      20,279                 178,359
   Proceeds from sales of marketable securities; available-for-sale               106,906                 328,250
   Purchase of marketable securities; available-for-sale                         (227,127)               (516,140)
   Loans sold                                                                      43,794                 168,082
   Net increase in loan originations less principal payments on
      loans                                                                      (207,627)               (358,805)
   Loan servicing rights sold                                                       7,643                   2,119
  Origination of loan servicing rights                                               (552)                   (847)
   Investments in real estate held for investment and other joint ventures           (416)                   (197)
   Proceeds from payments on real estate held for investment                          109                     504
   Purchases of premises and equipment, net                                       (10,820)                 (3,953)
   Cash proceeds received from the sale of foreclosed real
      estate and premises and equipment                                               651                   1,860
   Branch purchase                                                                      -                  22,051
                                                                              ------------           -------------
      Net cash used in investing activities                                      (267,160)               (178,717)
                                                                              ------------           -------------


See accompanying notes to the consolidated financial statements.

                                   (Continued)

                     HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)
                                   (continued)


Cash flows from financing activities:
    Net increase in deposits                                        $    127,660             $    53,499
    Net increase in other borrowings                                      61,658                  66,746
    Net increase (decrease) in escrow                                     32,223                  (5,822)
    Payments to acquire treasury stock                                         -                    (428)
    Cash dividends                                                        (1,441)                 (1,433)
    Proceeds from the exercise of stock options                              132                      83
                                                                    -------------            ------------

    Net cash provided by financing operations                            220,232                 112,645
                                                                    -------------            ------------

    Net (decrease) increase in cash and cash equivalents                 (38,932)                     92

Cash and cash equivalents at beginning of period                          73,613                  56,741
                                                                    -------------            ------------

Cash and cash equivalents at end of period                          $     34,681             $    56,833
                                                                    =============            ============

Supplemental disclosures:
Cash paid during the periods for:
    Interest on deposits, advances and other borrowings
        (includes interest credited to deposit accounts)            $     91,268             $    76,600
   Income taxes                                                            8,477                   1,618
Non-cash investing activities:
  Transfer from loans to foreclosed real estate                     $        523             $       922

Branch acquisition:
  Fair value of assets acquired                                     $          -             $    11,870
  Deposit premium paid                                                         -                   3,352
  Fair value of liabilities assumed                                            -                  37,273


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

The accompanying interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the results of interim periods, have been made. Operating results for the nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000 or any other interim period.

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


(3)  Other Borrowings
     ----------------

The following table presents the composition of HFI's other borrowings as of the dates indicated.


                                          September 30,         December 31,
                                              2000                 1999
                                        ------------------  -------------------

FHLB advances                           $       1,005,000   $          805,000

Repurchase agreements                             174,658              313,000
                                        ------------------  -------------------

   Total other borrowings               $       1,179,658   $        1,118,000
                                        ==================  ===================


(4)   Commitments to Extend Credit
      ----------------------------

In the ordinary course of business, HFI makes commitments to extend letters of credit to its customers. Standby letters of credit issued and outstanding amounted to $15,274,000 at September 30, 2000 and $7,372,000 at December 31, 1999. These letters of credit are not reflected in the accompanying financial statements. Management does not anticipate any significant losses as a result of these transactions.

At September 30, 2000, HFI had $59,072,000 in unused line of credit commitments extended to its customers, $44,656,000 of undistributed funds on construction loans and $153,400,000 of loan origination commitments.

(5)  Earnings Per Share
     ------------------

The following table shows the calculation of basic earnings per share and diluted earnings per share.

                                                                                              Per Share
                                                                  Income            Shares       Amount
                                                                 ---------------------------------------
For the nine months ended September 30, 2000
Basic earnings per share:
  Income available to common shareholders                        $ 13,644        33,606,137       $ 0.41
                                                                 ---------------------------------------
  Dilutive effect of management and director stock options                           30,865
                                                                 ---------------------------------------
Diluted earnings per share:
  Income available to common shareholders
  plus assumed conversions                                       $ 13,644       33,637,002        $ 0.41
                                                                 =======================================

For the nine months ended September 30, 1999
Basic earnings per share:
  Income available to common shareholders                         $ 13,800       33,600,827       $ 0.41
                                                                  --------------------------------------
  Dilutive effect of management and director stock options                           82,906
                                                                  --------------------------------------
Diluted earnings per share:
  Income available to common shareholders
  plus assumed conversions                                        $ 13,800       33,683,733       $ 0.41
                                                                  ======================================

                    HARRIS FINANCIAL, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                 (All dollar amounts presented in the tables
                   are in thousands, except per share data)
                                  (unaudited)

                                                                                                        Per Share
                                                                     Income              Shares           Amount
                                                                ---------------------------------------------------
For the three months ended September 30, 2000
Basic earnings per share:
  Income available to common shareholders                        $         4,985       33,632,673       $     0.15
                                                                ---------------------------------------------------
  Dilutive effect of management and director stock options                                 34,335
                                                                ---------------------------------------------------
Diluted earnings per share:
  Income available to common shareholders
  plus assumed conversions                                       $         4,985       33,667,008       $     0.15
                                                                ===================================================

For the three months ended September 30, 1999
Basic earnings per share:
  Income available to common shareholders                        $         4,130       33,605,871       $     0.12
                                                                ---------------------------------------------------
  Dilutive effect of management and director stock options                                 75,495
                                                                ---------------------------------------------------
Diluted earnings per share:
  Income available to common shareholders
  plus assumed conversions                                       $         4,130       33,681,366       $     0.12
                                                                ===================================================


(6)  Dividend Waivers by Harris Financial, MHC
     -----------------------------------------

Harris Financial, MHC, a Pennsylvania mutual holding company that owns approximately 76% of the outstanding shares of HFI's common stock, has generally waived the receipt of dividends declared by the Bank, or, subsequent to its formation in the two-tier reorganization, dividends paid by HFI. Harris Financial, MHC's decision as whether or not to waive a particular dividend has depended on a number of factors, including Harris Financial, MHC's capital needs and investment alternatives available as compared to those available to HFI, and the receipt of required regulatory approvals. As of September 30, 2000, the Mutual Company had waived a cumulative total of $33.0 million of dividends paid by the Bank and HFI.

Also see Note (7) "Completion of Stock Conversion, Stock Offering, and Acquisition by Merger."

(7)  Completion of Stock Conversion, Stock Offering, and Acquisition by Merger
     -------------------------------------------------------------------------

On October 17, 2000, Harris Financial, MHC, the parent mutual holding company for Harris Financial, Inc. and owner of 76% of its common stock, completed its mutual-to-stock conversion. As part of this conversion, Harris Financial, MHC ceased to exist. Immediately following the conversion, Waypoint Financial Corp. became the successor to Harris Financial, Inc. and Harris Savings Bank. As a result of these transactions, Waypoint Bank is the wholly owned subsidiary of Waypoint Financial Corp. and 100% of Waypoint Financial Corp. publicly owned.

Also on October 17, 2000, Waypoint Financial Corp. completed a stock offering and an acquisition by merger of York Financial Corp., the parent holding company of York Federal Savings and Loan Association. As a result of its subscription, community offering, and public offering, Waypoint Financial Corp. sold 16,550,000 shares at $10.00 per share with net proceeds totaling $154.3 million (including approximately $15.6 million of proceeds from the sale of shares to Waypoint Bank's Employee Stock Ownership Plan). Waypoint Financial Corp. issued 6,191,274 shares to former stockholders of Harris Financial, Inc. as part of the conversion. Waypoint Financial Corp. also issued 15,666,264 shares to former stockholders of York Financial Corp. to complete its acquisition by merger, which will be accounted for as a pooling of interests. York Financial Corp. held total Assets of $1.7 billion as of September 30, 2000. A total of 38,407,538 shares of common stock were issued in the conversion, offering, and merger transactions. On October 30, 2000, York Federal Savings and Loan Association was merged into Waypoint Bank.

As a result of the conversion, offering, and merger transactions, Waypoint Financial Corp. survives as a federally chartered unitary savings and loan holding company regulated by the Office of Thrift Supervision ("OTS"). Waypoint Bank survives as a federally chartered savings bank and is also regulated by the OTS. Waypoint Financial Corp. has been notified that the underwritters in the public offering intend to exercise a portion of their overallotment option and purchase an additional 300,000 Shares of Common Stock.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in the accompanying interim consolidated financial statements for Harris Financial, Inc. and subsidiaries. This discussion should be read in conjunction with the 1999 Annual Report. Current performance does not guarantee and may not be indicative of similar performance in the future.

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

(a)   Results of Operations

Net Income or Loss
Net income for the nine month period ended September 30, 2000 was $13,644,000, representing a decrease of $156,000, or 1.1%, from the $13,800,000 net income figure reported during the comparable nine month period ended September 30, 1999. The decrease was primarily due to an increase of $2,191,000 or 6.4%, in noninterest expense during the nine month period ended September 30, 2000 versus the comparable prior period. An analysis of the changes in noninterest expense is presented in Table 5 that appears later in this report. Partially offsetting the increase in noninterest expense was an increase of $791,000, or 1.8%, in net interest income for the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999. Also offsetting increased expenses was an increase in noninterest income of $1,293,000, or 12.9%, during the nine month period ended September 30, 2000 versus the comparable prior period. An analysis of the changes in noninterest income is presented in Table 4 that appears later in this report.

For the three month period ended September 30, 2000, net income was $4,985,000 which was $855,000, or 20.7%, greater than the net income figure of $4,130,000 for the comparable period in 1999. The increase was primarily due to an increase of $3,498,000 in noninterest income during the three month period ended September 30, 2000 versus the comparable prior period. The increase in noninterest income was due primarily to an increase in gains from sales of securities and an increase in other income. An analysis of the changes in noninterest income is presented in Table 4 that appears later in this report. Partially offsetting the increase in noninterest income was a decrease of $618,000, or 4.2%, in net interest income for the three months ended September 30, 2000, as compared to the three months ended September 30, 1999. Also offsetting the increase in noninterest income was an increase in noninterest expense of $1,449,000, or 12.5%, in the three month period ended September 30, 2000 versus the comparable prior period. An analysis of the changes in noninterest expense is presented in Table 5 that appears later in this report.

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

Net interest income, on a tax equivalent basis, totaled $48,775,000 for the nine months ended September 30, 2000, which represented an increase of $116,000 or 0.2%, from the $48,659,000 of net interest income recorded in the nine months ended September 30, 1999. This increase reflected a favorable volume variance of $2,662,000 due to a $209 million increase in total average earning assets to $2.687 billion during the year to date period ended September 30, 2000 as compared to $2.478 billion recorded during the comparable prior period. Also reflected in this volume variance was a $235 million increase in average interest-bearing liabilities. At the same time, general market interest rate trends created an unfavorable rate variance of $2,546,000 for the nine months ended September 30, 2000. The combination of positive volume variances and negative rate variances generated the net positive change of $116,000 noted above.

For the nine months ended September 30, 2000, the yield on interest-earning assets was 7.58%. This figure was 48 basis points higher than the 7.10% yield reported for the nine month period ended September 30, 1999. At same time, the cost of funds increased 64 basis points to 5.34% for the period ended September 30, 2000, versus 4.70% for the nine months ended September 30, 1999. As a result, the interest spread (the difference between the yield on assets minus the cost of funds) decreased by 16 basis points to 2.24% for the nine month period ended September 30, 2000, versus 2.40% for the nine month period ended September 30, 1999.

Net interest income, on a tax equivalent basis, totaled $15,749,000 for the three months ended September 30, 2000, which represented an increase of $660,000 or 4.0%, from the $16,409,000 of net interest income recorded in the three months ended September 30, 1999. This increase reflected a favorable volume variance of $958,000 due to a $201 million increase in total average earning assets to $2.776 billion during the three month period ended September 30, 2000 as compared to $2.575 billion recorded during the comparable prior period. Also reflected in this volume variance was a $222 million increase in average interest-bearing liabilities. At the same time, general market interest rate trends created an unfavorable rate variance of $1,618,000 for the three months ended September 30, 2000. The combination of positive volume variances and negative rate variances generated the net positive change of $660,000 noted above.

For the three months ended September 30, 2000, the yield on interest-earning assets was 7.70%. This figure was 58 basis points higher than the 7.12% yield reported for the three month period ended September 30, 1999. At same time, the cost of funds increased 84 basis points to 5.62% for the period ended September 30, 2000, versus 4.78% for the three months ended September 30, 1999. As a result, the interest spread (the difference between the yield on assets minus the cost of funds) decreased by 26 basis points to 2.08% for the three month period ended September 30, 2000, versus 2.34% for the three month period ended September 30, 1999.

HFI continued to rely on wholesale funding sources to support an investment leveraging strategy and uses external borrowings to supplement funding provided by savings and time deposits. During the nine month period ended September 30, 2000, total deposits (net of escrow deposits) increased $127.7 million, or 9.3%, while other borrowings increased by $61.7 million, or 5.5%, from December 31, 1999. During the twelve month period ended September 30, 2000, total deposits (net of escrow deposits) increased $205.4 million, or 15.8%, while other borrowings increased by $43.7 million, or 3.8% from September 30, 1999. The leveraging strategy relies on wholesale funding to support a redeployment of capital generated from ongoing operations (leveraging) into an interest-earning capacity, via the investment portfolio. The objective of this strategy was to increase interest income and boost HFI's return on equity.

Table 1 presents HFI's average asset and liability balances, interest rates, interest income and interest expense for each of the nine month periods ended September 30, 2000 and September 30, 1999. Table 2 presents HFI's average asset and liability balances, interest rates, interest income and interest expense for each of the three month periods ended September 30, 2000 and September 30, 1999. Table 3 presents a rate-volume analysis of changes in net interest income for the nine month periods ended September 30, 2000 and September 30, 1999 and the three month periods ended September 30, 2000 and September 30, 1999.

During the nine months ended September 30, 2000, HFI's commercial and direct consumer loan yields and marketable securities yields increased relative to the nine months ended September 30, 1999. This increase was primarily due to HFI significantly increasing these portfolio balances at increasing rates during the twelve months ended September 30, 2000. The increase in interest income from this portfolio was attributable to an increase of $159.2 million, or 37.9%, in the average balances of such loans as well as an improvement of 87 basis points and 30 basis points in the average yield on the commercial loan portfolio and the direct consumer loan portfolio, respectively, for the nine months ended September 30, 2000, compared to the comparable prior period. Interest income was also increased by HFI's indirect consumer loan portfolio. The average balance of this portfolio grew $60.8 million to $230.0 million for the nine months ended September 30, 2000 from $169.2 million for the comparable prior period. Indirect consumer loan yields decreased 20 basis points to 7.49% for the nine month period ended September 30, 2000 versus 7.69% for the comparable prior period. Yields in this portfolio decreased due to increased dealer financing chargeback volume versus the comparable prior period.

HFI decreased its holdings of mortgage loans and sold substantially all of its conventional mortgage loan production during the nine months ended September 30, 2000, which resulted in an overall decrease in the yield on the mortgage loan portfolio. For the nine months ended September 30, 2000, the average balance of conventional mortgage loans, net, decreased to $549.2 million and the average yield on such loans decreased to 7.11%, compared to an average balance of $622.5 million and an average yield of 7.58% for the nine months ended September 30, 1999.

During the quarter ended September 30, 2000, HFI's commercial and direct consumer loan yields and marketable securities yields increased relative to the quarter ended September 30, 1999. Again, this was primarily because HFI significantly increased these portfolio balances at increasing rates during the twelve months ended September 30, 2000. For the three months ended September 30, 2000, the average balance of commercial and direct consumer loans increased by $155.6 million, or 32.8%, compared to the three months ended September 30, 1999. The average yield on commercial loans and direct consumer loans improved to 8.70% and 9.25%, respectively, for the three months ended September 30, 2000, from 7.86% and 8.95%, respectively, for the three months ended September 30, 1999. Partially offsetting these yield increases were decreases in portfolio yields on mortgage and indirect consumer loans. Interest income was also increased by HFI's indirect consumer loan portfolio. The average balance of this portfolio grew $36.6 million to $238.0 million for the nine months ended September 30, 2000 from $201.4 million for the comparable prior period. Indirect consumer loan yields increased 4 basis points to 7.56% for the nine month period ended September 30, 2000 versus 7.52% for the comparable prior period.

HFI decreased its holdings of mortgage loans and sold substantially all of its conventional mortgage loan production during the three months ended September 30, 2000, which resulted in an overall decrease in the yield on the mortgage loan portfolio. The average balance of residential mortgage loans, net, decreased to $550.2 million for the three months ended September 30, 2000 from $635.6 million for the three months ended September 30, 1999.

For information on qualitative and quantitative disclosures regarding market risk, refer to Management's Discussion and Analysis included in the 1999 Annual Report to Stockholders. There have been no significant changes noted in HFI's market risk profile or HFI's risk management procedures in the current year.

Table 1 Average Balance Sheets, Rates and Interest Income and Expense Summary - Year-to-Date (All dollar amounts presented in table are in 000's)


                                                                        For the nine months ended,
                                            ---------------------------------------------------------------------------------
                                                      September 30, 2000                        September 30, 1999
                                            ---------------------------------------------------------------------------------
                                               Average       (1) (2)     Average         Average      (1) (2)     Average
                                               Balance      Interest   Yield/Cost        Balance     Interest    Yield/Cost
                                            ---------------------------------------   ---------------------------------------
Assets:
   Interest-earning assets:
      Mortgage loans, net                    $     549,236  $   29,301       7.11%     $    622,463  $   35,385        7.58%
      Commercial loans                             402,806      26,165       8.66%          273,001      15,944        7.79%
      Direct consumer loans                        176,740      11,886       8.97%          147,298       9,579        8.67%
      Indirect consumer loans                      230,038      12,922       7.49%          169,209       9,764        7.69%
      Marketable securities - taxable            1,245,829      67,632       7.24%        1,128,772      53,504        6.32%
      Marketable securities - taxfree               61,597       4,094       8.86%          110,469       6,852        8.27%
      Other interest-earning assets                 20,669         811       5.23%           26,780         866        4.31%
                                            ---------------------------------------   ---------------------------------------
  Total interest-earning assets                  2,686,915     152,811       7.58%        2,477,992     131,894        7.10%
                                                           ------------------------                 -------------------------
  Noninterest-earning assets                       104,933                                   93,541
                                            ---------------                           --------------
  Total assets                               $   2,791,848                             $  2,571,533
                                            ===============                           ==============

Liabilities and stockholders' equity:
  Interest-bearing liabilities:
    Savings deposits                         $     132,517  $    2,806       2.82%     $    145,569  $    2,169        1.99%
    Time deposits                                  967,878      40,804       5.62%          792,858      31,109        5.23%
    NOW and money market deposits                  337,459       7,217       2.85%          308,275       5,229        2.26%
    Escrow                                           4,526          34       1.00%            5,867          76        1.73%
    Borrowed funds                               1,153,019      53,175       6.15%        1,107,388      44,652        5.38%
                                            ---------------------------------------   ---------------------------------------
  Total interest-bearing liabilities             2,595,399     104,036       5.34%        2,359,957      83,235        4.70%
                                                           ------------------------                 -------------------------
  Noninterest-bearing liabilities                   27,688                                   23,023
                                            ---------------                           --------------
  Total liabilities                              2,623,087                                2,382,980
  Stockholders' equity                             168,761                                  188,553
                                            ---------------                           --------------
  Total liabilities and stockholder equity   $   2,791,848                             $  2,571,533
                                            ===============                           ==============

Net interest income
  before provision for loan loss                            $   48,775                               $   48,659
                                                           ============                             ============
Interest rate spread (3)                                                     2.24%                                     2.40%
                                                                       ============                             =============
Net interest-earning assets                  $      91,516                             $    118,035
                                            ===============                           ==============
Net interest margin (4)                                                      2.42%                                     2.62%
                                                                       ============                             =============
Ratio of interest-earning assets to
  interest-bearing liabilities                        1.04                                     1.05
                                            ===============                           ==============


(1) Includes income recognized on deferred loan fees of $714,000 for the nine months ended September 30, 2000 and $1,385,000 for the nine months ended September 30, 1999.
(2)  Interest income and yields are shown on a tax equivalent basis.
(3) Represents the difference between the average yield on interest-earning assets and the average cost on interest-bearing liabilities.
(4) Represents the annualized net interest income before the provision for loan losses divided by average interest-earning assets.

Table 2 Average Balance Sheets, Rates and Interest Income and Expense Summary - Quarter (All dollar amounts presented in table are in 000's)


                                                                          For the three months ended,
                                              ---------------------------------------------------------------------------------
                                                        September 30, 2000                        September 30, 1999
                                              ---------------------------------------------------------------------------------
                                                 Average       (1) (2)     Average         Average      (1) (2)     Average
                                                 Balance      Interest   Yield/Cost        Balance     Interest    Yield/Cost
                                              ---------------------------------------   ---------------------------------------
Assets:
   Interest-earning assets:
      Mortgage loans, net                      $     550,191  $    9,761       7.10%     $    635,639  $   11,660        7.34%
      Commercial loans                               447,451       9,732       8.70%          318,641       6,263        7.86%
      Direct consumer loans                          183,090       4,235       9.25%          156,257       3,498        8.95%
      Indirect consumer loans                        237,962       4,500       7.56%          201,408       3,786        7.52%
      Marketable securities - taxable              1,272,089      23,535       7.40%        1,144,053      18,416        6.44%
      Marketable securities - taxfree                 63,451       1,391       8.77%           95,834       2,015        8.41%
      Other interest-earning assets                   21,784         304       5.58%           23,163         192        3.32%
                                              ---------------------------------------   ---------------------------------------
  Total interest-earning assets                    2,776,018      53,458       7.70%        2,574,995      45,830        7.12%
                                                             ------------------------                 -------------------------
  Noninterest-earning assets                         104,934                                   93,754
                                              ---------------                           --------------
  Total assets                                 $   2,880,952                             $  2,668,749
                                              ===============                           ==============

Liabilities and stockholders' equity:
  Interest-bearing liabilities:
    Savings deposits                           $     137,679  $    1,114       3.24%     $    147,019  $      761        2.07%
    Time deposits                                  1,006,355      14,789       5.88%          831,760      10,887        5.24%
    NOW and money market deposits                    336,982       2,632       3.12%          318,839       1,833        2.30%
    Escrow                                             6,075           7       0.46%            4,432          24        2.17%
    Borrowed funds                                 1,195,816      19,167       6.41%        1,159,395      15,916        5.49%
                                              ---------------------------------------   ---------------------------------------
  Total interest-bearing liabilities               2,682,907      37,709       5.62%        2,461,445      29,421        4.78%
                                                             ------------------------                 -------------------------
  Noninterest-bearing liabilities                     25,212                                   23,468
                                              ---------------                           --------------
  Total liabilities                                2,708,119                                2,484,913
  Stockholders' equity                               172,833                                  183,836
                                              ---------------                           --------------
  Total liabilities and stockholder equity     $   2,880,952                             $  2,668,749
                                              ===============                           ==============


Net interest income
  before provision for loan loss                              $   15,749                               $   16,409
                                                             ============                             ============
Interest rate spread (3)                                                       2.08%                                     2.34%
                                                                         ============                             =============
Net interest-earning assets                    $      93,111                             $    113,550
                                              ===============                           ==============
Net interest margin (4)                                                        2.27%                                     2.55%
                                                                         ============                             =============
Ratio of interest-earning assets to
  interest-bearing liabilities                          1.03                                     1.05
                                              ===============                           ==============

(1) Includes income recognized on deferred loan fees of $216,000 for the three months ended September 30, 2000 and $413,000 for the three months ended September 30, 1999.

(2)  Interest income and yields are shown on a tax equivalent basis.

(3) Represents the difference between the average yield on interest-earning assets and the average cost on interest-bearing liabilities.

(4) Represents the annualized net interest income before the provision for loan losses divided by average interest-earning assets.

Table 3 - Rate/Volume Analysis of Changes in Net Interest Income (All dollar amounts presented in table are in 000's)


                                         Nine Months Ended September 30, 2000    Three Months Ended September 30, 2000
                                                   Compared to                             Compared to
                                         Nine Months Ended September 30, 1999    Three Months Ended September 30, 1999
                                                Increase (Decrease)                      Increase (Decrease)
                                         -------------------------------------   -------------------------------------

                                           Volume        Rate         Net           Volume       Rate         Net
                                         -------------------------------------   -------------------------------------
Interest-earning assets:
  Mortgage loans, net                     $   (3,984)   $  (2,100)  $  (6,084)    $    (1,527)  $    (372)  $  (1,899)
  Commercial loans                             8,277        1,944      10,221           2,744         725       3,469
  Direct consumer loans                        1,967          340       2,307             617         120         737
  Indirect consumer loans                      3,418         (260)      3,158             694          20         714
  Marketable securities - taxable              5,878        8,250      14,128           2,195       2,924       5,119
  Marketable securities - taxfree             (3,217)         459      (2,758)           (707)         83        (624)
  Other interest-earning assets                 (219)         164         (55)            (12)        124         112
                                         -------------------------------------   -------------------------------------
Total interest-earning assets                 12,120        8,797      20,917           4,004       3,624       7,628
                                         -------------------------------------   -------------------------------------

Interest-bearing liabilities:
  Savings deposits                              (208)         845         637             (51)        404         353
  Time deposits                                7,247        2,448       9,695           2,467       1,435       3,902
  NOW and money market deposits                  529        1,459       1,988             110         689         799
  Escrow                                         (15)         (27)        (42)              7         (24)        (17)
  Borrowed funds                               1,905        6,618       8,523             513       2,738       3,251
                                         -----------------------------------------------------------------------------
Total interest-bearing liabilities             9,458       11,343      20,801           3,046       5,242       8,288
                                         -----------------------------------------------------------------------------
Net change in net interest income         $    2,662    $  (2,546)  $     116     $       958   $  (1,618)  $    (660)
                                         =============================================================================


Note: Changes in interest income and interest expense arising from the combination of rate and volume variances are prorated across rate and volume variances.

      Provision for Loan Losses

      HFI recognized a provision for loan loss of $2,613,000 for the nine months ended September 30, 2000. This represents an increase of $228,000, or 9.6%, from the $2,385,000 provision recorded for the nine months ended September 30, 1999. For the three months ended September 30, 2000, HFI recognized a provision for loan loss of $947,000. This is a $152,000, or 19.1%, increase over the $795,000 provision for the three month period ended September 30, 1999. The increase in HFI's provision reflects management's assessment of the adequacy of the allowance for loan losses in light of such factors as growth of the portfolio, portfolio composition, and general economic conditions. Management's methodology for assessing the adequacy of the allowance for loan losses is more fully discussed in the Asset Quality section.

      Noninterest Income

      The table below presents an analysis of change in noninterest income for the nine month periods ended September 30, 2000 and September 30, 1999 and the three month periods ended September 30, 2000 and September 30, 1999.

Table 4 Changes in Noninterest Income (All dollar amounts presented in table are in 000's)


                                               Nine months ended September 30,          Three months ended September 30,
                                             ------------------------------------   -----------------------------------------
Noninterest Income:                             2000        1999       % Change         2000          1999        % Change
                                             ----------- -----------  -----------   ------------- -------------  ------------
  Service charges on deposits                $    5,213  $    4,272        22.0%    $      1,878  $      1,532         22.6%
  Other service charges/commissions/fees          1,041       1,026         1.5%             421           338         24.6%
  Net servicing income                              447         430         4.0%             109           310        (64.8%)
  Gain on sale of securities, net                 1,356         963        40.8%           1,342          (402)      (433.8%)
  Gain on sale of loans, net                      1,025       2,517       (59.3%)            206           603        (65.8%)
  Other                                           2,220         801       177.2%           2,019            96       2003.1%
                                             ----------- -----------                ------------- -------------
      Total noninterest income               $   11,302  $   10,009        12.9%    $      5,975  $      2,477        141.2%
                                             =========== ===========                ============= =============

Total noninterest income increased $1,293,000, or 12.9%, for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. Service charges increased $941,000, or 22.0%, due to growth in deposit accounts, increased ATM charges, and increased commercial deposit fees. Noninterest income was also increased by non-recurring items, including a $1,862,000 fraud recovery related to the 1996 acquisition of First Harrisburg Bancor and an increase of $393,000 in gains on sale of securities. Offsetting these increases, gains on sale of loans decreased $1,492,000, or 59.3%, which reflects decreased mortgage loan origination and sale activity due to rising mortgage interest rate during most of the twelve month period ended September 30, 2000.

Total noninterest income increased $3,498,000, or 141.2%, for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. Service charges increased $346,000, or 22.6%, due to growth in deposit accounts, increased ATM charges, and increased commercial deposit fees. Noninterest income was also increased by non-recurring items, including a $1,862,000 fraud recovery related to the 1996 acquisition of First Harrisburg Bancor and an increase of $1,744,000 in gains on sale of securities. Offsetting these increases, gains on sale of loans decreased $397,000, or 65.8%, which reflects decreased mortgage loan origination and sale activity due to rising mortgage interest rate during most of the twelve month period ended September 30, 2000.

Noninterest Expense
An analysis of changes in noninterest expense for the nine month periods ended September 30, 2000 and September 30, 1999 and the three month periods ended September 30, 2000 and September 30, 1999 is presented in the table below.

Table 5 Changes in Noninterest Expense (All dollar amounts presented in table are in 000's)


                                                    Nine Months Ended September 30,      Three Months Ended September 30,
                                                   -----------------------------------  -----------------------------------
                                                     2000        1999       % Change      2000         1999      % Change
                                                   ----------  ----------  -----------  ----------  ----------- -----------
Noninterest Expense:
  Salaries and benefits                            $  17,881   $  16,565         7.9%   $   6,150   $    5,644        9.0%
  Equipment expense                                    3,736       2,992        24.9%       1,686          992       70.0%
  Occupancy expense                                    3,252       2,369        37.3%       1,133          810       39.9%
  Advertising and public relations                     1,537       1,337        15.0%         684          469       45.8%
  FDIC insurance                                         213         525       (59.4%)         74          179      (58.7%)
  Director fees                                          229         222         3.2%          67           43       55.8%
  Expense (income) from real estate operations           102        (498)     (120.5%)          3         (151)    (102.0%)
  Amortization of intangibles                          2,159       1,920        12.4%         720          720        0.0%
  Consulting and other fees                            2,011       1,777        13.2%         751          757       (0.8%)
  Supplies, telephone and postage                      2,521       2,620        (3.8%)        841          876       (4.0%)
  Other                                                3,039       4,660       (34.8%)        905        1,225      (26.1%)
                                                   ----------  ----------               ----------  -----------
     Total noninterest expense                     $  36,680   $  34,489         6.4%   $  13,014   $   11,564       12.5%
                                                   ==========  ==========               ==========  ===========

Total noninterest expense increased $2,191,000, or 6.4%, for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. Salary and benefits expense increased $1,316,000, or 7.9%, during the nine months ended September 30, 2000 versus the comparable prior period. This resulted from increased reward programs related to expanding Harris' commercial, retail, and trust business lines. Equipment and occupancy expenses increased $1,627,000, or 30.3%, during this period, reflecting expansion of the branch network and Harris' installation of a new operations center during June, 2000. This operations center was acquired to prepare Harris for significant growth through acquisition and business line expansion. Expenses from real estate operations also increased $600,000, which primarily reflected the sale in November, 1999 of an income-generating commercial real estate investment. Income from this investment was recorded as an offset to noninterest expense prior to this sale.

Total noninterest expense increased $1,450,000, or 12.5%, for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. Salary and benefits expense increased $506,000, or 9.0%, during the three months ended September 30, 2000 versus the comparable prior period. This resulted from increased reward programs related to expanding Harris' commercial, retail, and trust business lines. Equipment and occupancy expenses increased $1,017,000, or 56.4%, during this period, reflecting expansion of the branch network and Harris' installation of the new operations center noted above. Expenses from real estate operations also increased $154,000, which primarily reflected the sale of an investment in income-generating commercial real estate as noted above.

Income Tax Expense
Income tax expense totaled $5,274,000 for the nine month period ended September 30, 2000, which resulted in an effective tax rate of 27.9% on pretax income of $18,918,000. This represented a decrease of $49,000 from the recorded corporate tax expense of $5,225,000 on pretax income of $19,025,000 during the nine month period ended September 30, 1999. The effective tax rate for the nine month period ended September 30, 1999 was 27.5%. The effective tax rate is less than the statutory rates due to HFI's continued focus on tax exempt sources of income.

Income tax expense was $2,132,000 for the three months ended September 30, 2000, which resulted in an effective tax rate of 30.0% on pretax income of $7,117,000. This represented an increase of $576,000 from the $1,556,000 of corporate tax expense on pretax income of $5,686,000 during the three month period ended September 30, 1999. The effective tax rate for the three month period ended September 30, 1999 was 27.4%. The effective tax rate is less than the statutory rates due to HFI's continued focus on tax exempt sources of income and a one time state tax benefit.

(b)  Financial Condition

Stockholders' Equity
Stockholders' equity totaled $181.0 million at September 30, 2000 and $169.3 million at December 31, 1999. Stockholders' equity amounted to 6.2% of total assets of $2.935 billion as of September 30, 2000, compared to 6.3% of total assets of $2.691 billion at December 31, 1999.

The increase in stockholders' equity of $11.7 million, or 6.9%, for the nine months ended September 30, 2000, resulted mainly from net income of $13.6 million, offset by dividends paid totaling $1.4 million. Stockholders' equity was decreased by a decrease of $.7 million in the market value of the available-for-sale portfolio, which reflected the impact of market interest rate increases on the market value of fixed rate issues in HFI's investment portfolio.

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

Table 6 Risk-based Capital Ratios and Leverage Ratios (All dollar amounts presented in table are in 000's)


       HARRIS FINANCIAL, INC.                                            Minimum Requirement for     Minimum Requirement to be
                                                    Actual                   Capital Adequacy            "Well Capitalized"
                                                    ------                   ----------------            ------------------
      As of September 30, 2000              Amount          Ratio         Amount          Ratio         Amount         Ratio
      ------------------------              ------          -----         -------         -----         ------         -----
  Total Capital
    (to Risk Weighted Assets)               $209,587          11.3%       $148,831          8.0 %       $186,039        10.0 %
 Tier 1 Capital
   (to Risk Weighted Assets)                $195,616          10.5%        $74,415          4.0 %       $111,623         6.0 %
 Tier 1 Capital
   (to Avg. Assets)                         $195,616           7.0%       $112,430          4.0 %       $140,538         5.0 %



       As of December 31, 1999
       -----------------------
  Total Capital
    (to Risk Weighted Assets)               $194,582          12.0%       $130,173           8.0%       $162,716         10.0%
 Tier 1 Capital
   (to Risk Weighted Assets)                 181,053          11.1%         65,086           4.0%         97,630          6.0%
 Tier 1 Capital
   (to Avg. Assets)                          181,053           6.8%        106,502           4.0%        133,127          5.0%


         HARRIS SAVINGS BANK                                             Minimum Requirement for     Minimum Requirement to be
                                                    Actual                   Capital Adequacy            "Well Capitalized"
                                                    ------                   ----------------            ------------------
      As of September 30, 2000              Amount          Ratio         Amount          Ratio         Amount         Ratio
      ------------------------              ------          -----         -------         -----         -------        -----
  Total Capital
   (to Risk Weighted Assets)                $205,502          11.1%       $148,602           8.0%       $185,753         10.0%
 Tier 1 Capital
   (to Risk Weighted Assets)                $191,244          10.3%        $74,301           4.0%       $111,452          6.0%
 Tier 1 Capital
   (to Avg. Assets)                         $191,244           6.8%       $112,295           4.0%       $140,638          5.0%


       As of December 31, 1999
       -----------------------
 Total Capital
    (to Risk Weighted Assets)               $189,925          11.7%       $129,880           8.0%       $162,350        10.0 %
 Tier 1 Capital
   (to Risk Weighted Assets)                 176,262          10.9%         64,940           4.0%         97,410         6.0 %
 Tier 1 Capital
   (to Avg. Assets)                          176,262           6.6%        106,347           4.0%        132,934         5.0 %


Marketable Securities
Marketable securities, excluding the Federal Home Loan Bank cash account, totaled $1.362 billion at September 30, 2000 and $1.258 billion at December 31, 1999. Total marketable securities increased $104.5 million, or 8.3%, during the nine months ended September 30, 2000.

The following table sets forth certain information regarding the amortized cost and fair values of HFI's marketable securities portfolio at September 30, 2000 and December 31, 1999.

Table 7 Composition of Marketable Securities Portfolios (All dollar amounts presented in table are in 000's)


                                                        September 30, 2000               December 31, 1999
                                                   -------------------------------------------------------------
                                                     Amortized         Fair        Amortized         Fair
                                                        Cost          Value          Cost           Value
                                                   -------------------------------------------------------------
Available-for-sale:
    U.S. Government and agencies                    $     350,755    $   329,872   $   348,705      $   324,619
    Corporate bonds                                        63,555         60,029        63,352           59,826
    Municipal obligations                                  66,901         67,258        63,980           63,492
    FHLB stock                                             55,250         55,250        45,400           45,400
    Equities (Common and Preferred)                        68,916         71,415        73,034           76,711

   Mortgage-backed securities:
        GNMA CMO's                                         52,435         51,838             -                -
        FNMA CMO's                                         95,593         90,944        99,032           98,267
        FHLMC CMO's                                       101,465         96,212       139,328          136,584
        Private Issue CMO's                               556,618        539,234       473,170          452,704
                                                   -------------------------------------------------------------
        Total mortgage-backed securities                  806,111        778,228       711,530          687,555
                                                   -------------------------------------------------------------
   Total securities available-for-sale              $   1,411,488    $ 1,362,052   $ 1,306,001      $ 1,257,603
                                                   -------------------------------------------------------------

   Other interest-earning securities:
       FHLB daily investment                        $       9,555    $     9,555   $    36,860      $    36,860
                                                   -------------------------------------------------------------
   Total marketable securities and
      interest-earning investments                  $   1,421,043    $ 1,371,607   $ 1,342,861      $ 1,294,463
                                                   =============================================================

Loans
Loans receivable, excluding loans held for sale, totaled $1.428 billion at September 30, 2000 and $1.268 billion at December 31, 1999. The increase of $159.7 million, or 12.6%, for the nine months ended September 30, 2000, primarily reflects growth in commercial loans of $122.6 million, or 35.3%, and a $44.4 million, or 12.2%, increase in automobile, consumer and other loans. The loan growth trends in 2000 reflect HFI's continued focus on expanding its commercial and consumer loan portfolios and its reduced reliance on investing in residential mortgage loans.

Loan charge-offs, net of recoveries, totaled $1,947,000 for the nine month period ended September 30, 2000 and $562,000 for the nine month period ended September 30, 1999. The increase in net charge-offs came primarily in automobile loans due to seasoning of this portfolio. Harris began originating automobile loans in the third quarter of 1998. Based on management's continuing review of the loan portfolio, HFI recorded provisions for loan losses of $2,613,000 for the nine months ended September 30, 2000 compared to $2,385,000 for the nine months ended September 30, 1999.

Non-accrual loans were $3,693,000 at September 30, 2000 and $10,007,000 at December 31, 1999. The decrease of $6,314,000 in non-accrual loans during the nine month period ended September 30, 2000 came primarily in commercial loans. During the nine month period ended September 30, 2000, two commercial loans totaling $7.1 million were refinanced with other lenders. In addition, loans 90 days past due, but still accruing were $5,209,000 at September 30, 2000 and $6,128,000 at December 31, 1999. The combined total of non-accrual loans and loans 90 days past due, but still accruing interest as a percentage of total gross loans receivable, excluding loans held for sale, equaled 0.62% at September 30, 2000 and 1.27% at December 31, 1999.

The allowance for loan losses totaled $12,847,000 at September 30, 2000 and $11,873,000 at December 31, 1999. Stated as a percentage of total gross loans receivable, excluding loans held for sale, the allowance for loan losses amounted to .89% at September 30, 2000 and .93% at December 31, 1999.

Table 8 depicts the trend of charge-offs, recoveries and provisions to the allowance for loan losses for the nine months ended September 30, 2000, nine months ended September 30, 1999, and the year ended December 31, 1999. In addition, Table 9 highlights the allowance for loan losses as a percentage of non-accrual loans, loans 90 days past due, but still accruing and specifically designated problem loans for the nine months ended September 30, 2000 and the year ended December 31, 1999. Finally, Table 10 presents an allocation of the allowance for loan losses by category of loans as of September 30, 2000 and December 31, 1999.

Table 8 Analysis of the Allowance for Loan Losses (All dollar amounts presented in table are in 000's)


           Allowance for Loan Loss                   September 30, 2000        September 30, 1999       December 31, 1999
----------------------------------------------     ----------------------    ----------------------   ----------------------

Balance at beginning of period                      $             11,873      $              9,088     $              9,088
Provision for loan losses                                          2,613                     2,385                    3,180
Provision component related to unfunded
  commitments                                                        308                       617                      617

Charge offs:
  Commercial loans                                                  (374)                      (50)                     (50)
  One-to-four family loans                                          (377)                     (197)                    (253)
  Other mortgage loans                                                 -                         -                        -
  Consumer and other loans                                        (1,619)                     (501)                    (970)
                                                   ----------------------    ----------------------   ----------------------
   Total Charge offs                                              (2,370)                     (748)                  (1,273)
                                                   ----------------------    ----------------------   ----------------------
Recoveries:
  Commercial loans                                                     6                        58                       61
  One-to-four family loans                                            39                        46                       73
  Other mortgage loans                                                 -                         -                        -
  Consumer and other loans                                           378                        82                      127
                                                   ----------------------    ----------------------   ----------------------
   Total Recoveries                                                  423                       186                      261
                                                   ----------------------    ----------------------   ----------------------
Net charge offs                                                   (1,947)                     (562)                  (1,012)
                                                   ----------------------    ----------------------   ----------------------

Balance at end of period                            $             12,847      $             11,528     $             11,873
                                                   ======================    ======================   ======================
Net charge offs to average loans outstanding (1)                    0.19%                     0.06%                    0.08%
                                                   ======================    ======================   ======================

(1) Year-to-date ratio is annualized

Table 9 Allowance for Loan Losses Coverage Ratios (All dollar amounts presented in table are in 000's)


                                                                As of September 30, 2000     As of December 31, 1999
                                                                -------------------------    ------------------------
Allowance at the end of period                                   $                12,847      $               11,873

Non-accrual loans                                                $                 3,693      $               10,007

90 days past due, but still accruing                             $                 5,209      $                6,128

Potential problem loans                                          $                 8,902      $               16,263

   Allowance/non-accrual loans                                                   347.87%                     118.65%
                                                                -------------------------    ------------------------

   Allowance/90 days past due, but still accruing                                246.63%                     193.75%
                                                                -------------------------    ------------------------

   Allowance/non-accrual loans and 90 days past due,
     but still accruing                                                          144.32%                      73.59%
                                                                -------------------------    ------------------------

   Allowance/problem loans                                                       144.32%                      73.01%
                                                                -------------------------    ------------------------

Table 10 Allocation of the Allowance for Loan Losses (All dollar amounts presented in table are in 000's)


                                              As of September 30, 2000         As of December 31, 1999
                                            ------------------------------  ------------------------------
                                                              % of Total                     % of Total
                                               Amount          Reserves         Amount        Reserves
                                            --------------   -------------  --------------- --------------
One-to-four family mortgage loans            $        930           7.24%    $         838          7.06%
Commercial loans                                    8,021          62.43%            7,154         60.25%
Consumer and other loans                            3,474          27.04%            3,073         25.88%
Unallocated                                           422           3.29%              808          6.81%
                                            --------------   -------------  --------------- --------------
     Total                                   $     12,847         100.00%    $      11,873        100.00%
                                            ==============   =============  =============== ==============

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

Other borrowings totaled $1.180 billion at September 30, 2000 and $1.118 billion at December 31, 1999. Borrowings from non-deposit funding sources increased $61.7 million, or 5.5%, during the nine months ended September 30, 2000. Federal Home Loan Bank advances increased by $200.0 million, or 24.8%, to $1.005 billion, while repurchase agreements decreased by $138.3 million, or 44.2%, to $174.7 million during the nine month period ended September 30, 2000.

As of September 30, 2000, HFI had maximum available FHLB lines of credit totaling $1.272 billion versus $1.060 billion in available FHLB credit as of December 31, 1999. This increase of $212.0 million is based on increases in the amount of securities that qualify as security for FHLB advances. HFI had borrowings outstanding to the FHLB totaling $1.005 billion as of September 30, 2000 and $805.0 million as of December 31, 1999.

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

HFI exceeded all applicable regulatory standards for liquidity at September 30, 2000 and December 31, 1999.

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

Management employs an Asset/Liability Committee ("ALCO") that meets at least monthly to manage interest rate risk exposure. HFI primarily employs dynamic GAP analysis and Net Interest Income Volatility ("NII") analysis to assist in the management of interest rate risk. The ALCO communicates monthly to the Board of Directors on all matters relevant to interest rate risk exposures. In the context of this discussion, dynamic GAP refers to the Bank's refinement of standard repricing analysis procedures to include anticipated prepayments, option calls and other factors not normally employed in static GAP analysis. HFI's standard ALCO procedures include a review of monthly GAP results. The table below presents the Bank's GAP position as of September 30, 2000. As of this date, the Bank's liability sensitive cumulative one-year GAP ratio was -9.8% and liability sensitive three-year GAP ratio was -3.5%.

Table 11 GAP Analysis (All dollar amounts presented in table are in 000's)


                                                                        At September 30, 2000
                                   ------------------------------------------------------------------------------------------------
                                                        More Than          More Than          More Than
                                     One Year            One Year         Three Years            Five
                                     or Less           to Three Years      to Five Years        Years                  Total
                                   ------------------------------------------------------------------------------------------------
                                     Balance     Rate     Balance     Rate    Balance    Rate    Balance    Rate    Balance    Rate
                                   ------------------------------------------------------------------------------------------------
INEREST-EARNING ASSETS:
Cash and cash equivalents           $     9,555  6.67%  $        -  0.00%  $         - 0.00%  $    25,126 0.00%  $    34,681 1.84%
Marketable securities (1) (3)           692,906  7.61%      68,956  6.89%       61,855 6.73%      587,772 6.61%    1,411,489 7.12%
Commercial loans                        253,504  8.64%     131,178  8.00%       79,217 7.90%       10,145 4.53%      474,044 8.25%
Mortgage loans (2)                      128,579  7.23%     132,560  6.91%      104,529 6.80%      193,123 6.84%      558,791 6.94%
Consumer loans                          151,252  9.07%     167,961  8.60%       69,255 8.82%       20,717 8.58%      409,185 8.81%
    Total interest-earning
                                   -----------------------------------------------------------------------------------------------
    assets                          $ 1,235,796  7.95%  $  500,655  7.76%  $   314,856 7.51%  $   836,883 6.49%  $ 2,888,190 7.45%
                                   -----------------------------------------------------------------------------------------------

INTEREST-BEARING LIABILITIES:
Savings accounts                    $    37,969  5.35%  $        -  0.00%  $         - 0.00%  $   101,274 1.99%  $   139,243 2.91%
Interest-bearing
    DDA accounts                              -  0.00%           -  0.00%            - 0.00%       93,765 1.09%       93,765 1.09%
Noninterest-bearing
    DDA accounts                              -  0.00%           -  0.00%            - 0.00%       57,289 0.00%       57,289 0.00%
Money market accounts                   153,085  5.73%           -  0.00%            - 0.00%       23,721 2.27%      176,806 5.27%
Time deposits                           611,672  5.66%     326,250  6.16%       99,879 6.63%        2,270 5.53%    1,040,071 5.91%
Escrow                                        -  0.00%           -  0.00%            - 0.00%       35,734 1.04%       35,734 1.04%
Other borrowings                        704,658  6.17%           -  0.00%      300,000 6.58%      175,000 5.96%    1,179,658 6.24%
    Total interest-bearing
                                   -----------------------------------------------------------------------------------------------
    liabilities                     $ 1,507,384  5.90%  $  326,250  6.16%  $   399,879 6.59%  $   489,053 2.97%  $ 2,722,566 5.50%
                                   -----------------------------------------------------------------------------------------------
Interest sensitivity gap
   per period                       $  (271,588)        $  174,405         $   (85,023)       $   347,830        $   165,624
                                   --------------      -------------      -------------      -------------      -------------
Cumulative interest
    sensitivity gap                 $  (271,588)        $  (97,183)        $  (182,206)       $   165,624
                                   --------------      -------------      -------------      -------------
Cumulative interest sensitivity
     gap as a percent of total
     assets                              -9.82%             -3.51%              -6.58%               5.99%
                                   --------------      -------------      -------------      -------------
Cumulative net interest-earning
     assets as a percentage of net
     interest-bearing liabilities        81.98%             94.70%              91.84%            106.08%
                                   --------------      -------------      -------------      -------------



(1)  Book value (net of allowance for sale adjustment) of investment portfolio.
(2)  Excludes deferred loan costs and fees.
(3)  Includes amounts presented on a tax equivalent basis.

NII volatility analysis is employed to measure the probable effect of significant changes in market interest rates upon HFI's projected net interest income. Management considers one-year and two-year projections for NII volatility to be most relevant for managing HFI's interest rate risk exposure. HFI's standard ALCO procedures include a review of monthly analysis results for NII volatility. Using HFI's asset and liability portfolios as of September 30, 2000, management projects net interest income for the next twelve months to increase $.9 million, or 1.4%, if market rates decrease 200 basis points over the next twelve months and to decrease $6.3 million, or 9.5%, if market rates increase 200 basis points over the next twelve months. These NII volatility values are within the thresholds established by the Board of Directors for market rate shocks.



            Rate Scenarios                  -200 bp       -100 bp         0 bp        +100 bp        +200 bp
----------------------------------------------------------------------------------------------------------------
Absolute Change in NII (in millions)         $0.9          $1.2          $0.0         $(3.1)         $(6.3)
Relative Change in NII                       1.4%          1.8%          0.0%         (4.6%)         (9.5%)
Board of Directors Limit                  +/- 10.0%      +/- 5.0%        0.0%        +/- 5.0%      +/- 10.0%

Credit Risk
Virtually all of HFI's credit risk lies with the Bank, which holds all of HFI's loan assets and virtually all of its marketable securities. Due to underwriting standards and credit and collections management, the Bank's experience in credit losses has been satisfactory. The Bank follows a comprehensive loan policy that details credit underwriting, credit management and loan loss provisioning techniques. With regard to its marketable securities portfolio, at September 30, 2000, over 89% of the marketable securities in HFI's portfolio were rated "AAA", with the remainder rated "AA" or "A". At December 31, 1999, over 87% of the marketable securities in HFI's portfolio were rated "AAA", with the remainder rated "AA" or "A".

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

Concentration Risk - Major Creditor

The Bank relies heavily on wholesale borrowings to support its leveraged investment strategies. As discussed in previous sections of this report, these strategies have enhanced the Corporation's return to its shareholders. As presented in detail in the "Borrowings" section of this report, a significant portion of the Bank's wholesale borrowings are placed with the Federal Home Loan Bank of Pittsburgh (the "FHLB"). If the Bank's maximum borrowing capacity with the FHLB were to be encumbered in the future, through statutory restrictions that do not exist at this time or through other means, the Bank's leveraged investment strategies would be impacted to some degree. However, given the quality of the Bank's assets pledged as collateral to support wholesale borrowings, management believes the Bank would be able to expand its placement of borrowings with other primary borrowing sources. Management anticipates that such a shift in borrowing sources would result in, at worst, only modest potential decreases in net interest income from wholesale leveraging activities. Management is not aware of any contemplated regulatory actions that indicate the Bank's borrowing capacity at the FHLB might become restricted to less than the maximum capacity disclosed in the section titled "Borrowings" that appears later in this report.

Subsequent Events.

On October 17, 2000, Harris Financial, MHC, the mutual holding company of Harris Financial, Waypoint Financial's predecessor, completed its mutual-to-stock conversion. The corporate existence of Harris Financial, MHC ceased at the time of the conversion. As part of the conversion, Waypoint Financial conducted a best-efforts subscription and community offering, and an underwritten public offering that included an overallotment option. The underwriters in the public offering have notified Waypoint Financial that the underwriters intend to exercise a portion of the overallotment option granted to them, and purchase an additional 300,000 shares of common stock. The subscription, community and public offerings were completed on October 17, 2000, and the overallotment shares are scheduled to be issued on November 15, 2000. Waypoint Financial issued a total of 16,850,000 shares in the offerings, including the overallotment shares, raised gross proceeds of $168.5 million, and incurred expenses of approximately $11.2 million. Of the net proceeds, $15.6 million was used to fund a loan to Waypoint Bank's employee stock ownership plan that was used by the plan to purchase 1,564,000 shares in the stock offering, and approximately $77.2 million was infused into Waypoint Bank. Also, in connection with the conversion, Waypoint Financial issued an additional 6,191,274 shares to current stockholders of Harris Financial, as each share of Harris Financial common stock was converted into 0.7667 shares of Waypoint Financial common stock.

         In addition, on October 17, 2000, Waypoint Financial completed the acquisition by merger of York Financial Corp. Waypoint Financial issued a total of 15,666,264 shares of common stock in the merger, as each share of York Financial common stock was converted into 1.550 shares of Waypoint Financial common stock.

PART II.        OTHER INFORMATION

     Item 1.        Legal Proceedings.
                    None.

     Item 2.        Changes in Securities and Use of Proceeds.

     Item 2. (a)    On October 17, 2000, all of the outstanding shares of common stock of Harris Financial, Waypoint Financial's predecessor, were converted into and became the right to receive 0.7667 shares of common stock of Waypoint Financial. Cash was paid in lieu of fractional shares. The rights evidenced by the common stock of Harris Financial were not materially limited or qualified by such conversion.

                    (b)   Not applicable.

                    (c)   Not applicable.

                    (d) Pursuant to a registration statement on form S-1, declared effective on August 14, 2000, and a Post-Effective Amendment No. 1, declared effective on October 12, 2000 (Commission File No. 333-40046), Waypoint Financial registered 30,417,500 shares of common stock for a purchase price of $10.00 per share. The stock offering conducted pursuant to the registration statements included a best-efforts subscription and community offering, and an underwritten public offering that included an overallotment option. The underwriters in the public offering were Ryan, Beck & Co., Inc. and Legg Mason Wood Walker, Incorporated. Waypoint Financial sold 16,550,000 shares in the offering, and, in addition, has been notified by the underwriters that the underwriters intend to exercise a portion of the overallotment option granted to them, and purchase an additional 300,000 shares of common stock. The subscription, community and public offerings were completed on October 17, 2000, and the overallotment shares are scheduled to be issued on November 15, 2000. Waypoint Financial raised gross proceeds of $168.5 million in the offering (including the overallotment shares), and incurred expenses of approximately $11.2 million. Expenses included approximately $8.6 million of underwriting discounts, commissions, and expenses, $2.6 million of other expenses, and no finders fees. Of the net proceeds, $15.6 million was used to fund a loan to Waypoint Bank's employee stock ownership plan that was used by the plan to purchase 1,564,000 shares in the stock offering, and approximately $77.2 million was infused into Waypoint Bank. All of the remaining $80.2 million that is or will be retained by Waypoint Financial has been used to temporarily repay indebtedness, and no portion of such funds have yet been used for construction of plant, building and facilities, purchase and installation of machinery and equipment, purchases of real estate, or the acquisition of other businesses. No direct or indirect payments were made to Waypoint Financial's directors or officers or their associates, or to persons owning more than 10% of Waypoint Financial's common stock.

     Item 3.        Defaults Upon Senior Securities.
                    None.

     Item 4.        Submission of Matters to a Vote of Security Holders.

                    On September 25, 2000, Harris Financial, Waypoint Financial's predecessor, held a special meeting of stockholders. At the meeting Harris Financial stockholders voted on the following matters as follows:

                    1. Approval of the Plan of Re-Chartering of Harris Financial, Inc. dated as of June 23, 2000, by which Harris Financial, Inc. will convert from a Pennsylvania-chartered corporation to a federally-chartered corporation. Votes in favor 30,453,470; votes against 116,215; and abstentions 36,519.

                    2. Approval of the Plan of Conversion and Reorganization of Harris Financial, MHC, dated as of March 27, 2000 and amended as of June 22, 2000, by which Harris Financial, MHC will convert from the mutual form of organization to the capital stock form of organization and Waypoint Financial, Inc. will issue stock in the stock offering. Votes in favor 30,450,991; votes against 122,362; and abstentions 32,851.

                    3. Approval of the Agreement and Plan of Reorganization by and between Harris Financial, MHC, Harris Financial, Inc. Waypoint Financial, Inc., Harris Savings Bank and York Financial Corp. and York Federal Savings and Loan Association, dated as of March 27, 2000 and amended as of June 23, 2000, by which York Financial Corp. will merge with and into Waypoint Financial, Inc., with Waypoint Financial, Inc. as the surviving corporation. Votes in favor 30,445,096; votes against 127,591; and abstentions 33,517.

     Item 5.        Other information.
                    None.

     Item 6.        Exhibits and Reports on Form 8-K.

                    (a)  Exhibits
                           Exhibit 27    Financial Data Schedule

                    (b)  Reports on Form 8-K
                           The Registrant filed the following Current Reports on Form 8-K during the third quarter of 2000:

                           (i) Current Report on Form 8-K, dated August 17, 2000, re: Harris Financial, Inc. issued a press release announcing that David E. Zuern, Secretary of Banking of the Commonwealth of Pennsylvania, Accepted the position of President and Chief Operating Officer of Harris Financial, Inc. and Harris Savings Bank.

                           (ii) Current Report on Form 8-K, dated August 24, 2000, re: Harris Financial, Inc. issued a press release announcing the commencement of a stock offering in connection with the mutual-to-stock conversion of Harris Financial, MHC.

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

                             HARRIS FINANCIAL, INC.
                                  (Registrant)


                        By    /s/ Charles C. Pearson, Jr.
                              ---------------------------
                               Charles C. Pearson, Jr.,
                               Chairman, President and
                               Chief Executive Officer


                        By    /s/ James L. Durrell
                              --------------------
                               James L. Durrell,
                               Executive Vice President
                               and Chief Financial Officer


Dated:  November 13, 2000

                                  EXHIBIT INDEX


Exhibit Number
--------------


Exhibit 27              Financial Data Schedule