Form 10-K
period 2000-12-31
WAYPOINT FINANCIAL CORP
filed 2001-04-12
CIK 1034650

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2000
                                       OR
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from _______________ to ________________

                        Commission File Number: 0-22399

                           WAYPOINT FINANCIAL CORP.
              --------------------------------------------------
                (Name of Small Business Issuer in its Charter)

                           Pennsylvania                                           25-1872581
------------------------------------------------------------------     ---------------------------------------
  (State or Other Jurisdiction of Incorporation or Organization)       (I.R.S. Employer Identification Number)

    235 North Second Street, Harrisburg, Pennsylvania                                 17101
    -------------------------------------------------                              ---------
       (Address of Principal Executive Office)                                     (Zip Code)

                                 (717) 236-4041
                (Issuer's Telephone Number, Including Area Code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None
                                      ----

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                   ------------------------------------------
                                (Title of Class)

            Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days.
YES      x        NO
     ----------       ------------

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

            As of March 30, 2001, there were issued and outstanding 38,951,431 shares of the Registrant's Common Stock.

            The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Common Stock as of March 30, 2001, was approximately $360 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Sections of the Proxy Statement for the 2001 Annual Meeting of Stockholders (Part III).

                                     PART I
                                     ------
ITEM 1.     Business
------      --------

General

            Waypoint Financial Corp. was organized as part of the October 17, 2000, mutual-to-stock conversion of Harris Financial, MHC and merger of Harris Financial, Inc. and York Financial Corp. As part of the conversion and merger, Waypoint Financial sold 16,850,000 shares of common stock for $10.00 per share in a subscription and underwritten public offering. In the conversion and merger, Waypoint Financial succeeded to the operations of Harris Financial and York Financial, and became the holding company for Harris Savings Bank and York Federal Savings and Loan Association. On October 30, 2000, Harris Saving Bank and York Federal Savings and Loan Association merged to form Waypoint Bank. The merger with York Financial was accounted for as a pooling-of-interests. Accordingly, historical financial information in this report includes restated operations to accomodate the pooling-of-interests merger.

            Waypoint Financial's assets consist primarily of 100% of the outstanding shares of Waypoint Bank, and various financial services company subsidiaries through which Waypoint Financial provides brokerage, insurance, advisory, and other fee-based services. Waypoint Bank is primarily engaged in the business of attracting deposits and investing these deposits into loans secured by residential and commercial real property, commercial business loans, consumer loans, and investment securities. Waypoint Bank also offers full-service trust and asset management services and employee benefit plan services. Waypoint Bank's predecessor was originally formed in 1886.

Market Area

            Waypoint Bank conducts its business through 58 offices, including 50 offices located in the five county south-central region of Pennsylvania that includes Dauphin, York, Cumberland, Lancaster and Lebanon Counties, and eight offices in Maryland. In addition, Waypoint Bank maintains an operations center, a business center, a support center, five loan production offices, a mortgage lending office, a business banking office, and a commissioned mortgage origination staff as well as mortgage correspondent relationships that originate residential mortgage loans for Waypoint Bank primarily in Pennsylvania, Maryland and Virginia, although loans are originated in 11 states within the Mid-Atlantic region.

            The primary market area includes a mixture of rural, suburban and urban markets, with the Harrisburg Metropolitan Statistical Area being the most populous and more urban of the markets served by Waypoint Bank. Given the wide-ranging presence of the branch network, the market area of Waypoint Bank has a fairly diversified economy, with services, wholesale/retail trade, manufacturing, and state and local government constituting the basis of the economy.

Competition

            Waypoint Financial faces intense competition for deposits and loans in its primary market area. Waypoint Financial's most direct competition for deposits historically has come from commercial banks and savings banks operating in its primary market area, credit unions, and, to a lesser but increasing extent, from other financial services companies, such as brokerage firms and insurance companies. While these entities continue to provide a source of competition for deposits, Waypoint Financial increasingly faces significant competition for deposits from the mutual fund industry as the public continues to invest relatively more savings in securities than in insured deposits. Waypoint Financial also faces significant competition for investors' funds from short-term money market securities, corporate securities and government securities.

            Waypoint Financial faces significant competition for loans from savings banks and commercial banks in its market area, and from other financial service providers, such as mortgage companies and mortgage brokers. Competition is likely to increase as a result of the recent enactment of the Financial Services Modernization Act of 1999, which eases restrictions on entry into the financial services market by insurance companies and securities firms. Moreover, to the extent that these changes permit banks, securities firms and insurance companies to affiliate, the financial services industry could experience further consolidation. This could result in a growing number of larger financial institutions competing in Waypoint Financial's primary market area that offer a wider variety of financial services than Waypoint Financial currently offer. Competition for deposits, for the origination of loans and the provision of other financial services may limit Waypoint Financial's growth and adversely impact its profitability in the future.

            Loan Portfolio Analysis. The following table sets forth the composition of Waypoint Financial's loan portfolio at the dates indicated. Waypoint Financial had no concentration of loans exceeding 10% of total gross loans other than as disclosed below.

                                                        At December 31,
---------------------------------------------------------------------------------------------------
                                                      2000                          1999
---------------------------------------------------------------------   ---------------------------
                                            Amount          Percent        Amount         Percent
------------------------------------------------------   ------------   ------------   ------------

Residential mortgage loans:
One- to four-family..................  $     1,274,684      49.07%     $   1,270,978      51.91%

Construction.........................           90,712       3.49            103,278       4.22
Other................................                -       0.00                 20       0.00
                                       ---------------   --------       ------------   --------
Total residential mortgage loans.....        1,365,396      52.56          1,374,276      56.13
                                       ---------------   --------       ------------   --------

Commercial loans:
Commercial real estate...............          396,125      15.25            339,165      13.85
Commercial business..................          234,837       9.04            190,839       7.80
Construction and site development....           11,840       0.46             14,203       0.58
                                       ---------------   --------      -------------   --------
Total commercial loans...............          642,802      24.75            544,207      22.23
                                       ---------------   --------      -------------   --------

Consumer and other loans:
Manufactured housing.................           90,226       3.47             80,164       3.27
Home equity and second mortgage......          326,024      12.55            231,290       9.45
Indirect automobile..................          117,377       4.52             98,768       4.03
Other (1)............................           55,939       2.15            119,625       4.89
                                       ---------------   --------      -------------   --------
Total consumer and other loans.......          589,566      22.69            529,847      21.64
                                       ---------------   --------      -------------   --------
Loans receivable, gross..............        2,597,764     100.00          2,448,330     100.00
                                       ---------------   --------      -------------   --------

Plus:
Dealer reserves (2)..................           23,476                        20,698
Less:
Unearned premiums....................              210                           296
Net deferred loans origination fees..            6,917                         6,411
Allowance for loan losses............           22,586                        23,127
                                       ---------------                 -------------
Loans receivable, net................  $     2,591,527                 $   2,439,194
                                       ===============                 =============


                                                                             At December 31,
-------------------------------------------------------------------------------------------------------------------------------
                                                    1998                          1997                          1996
-------------------------------------   ---------------------------   ---------------------------   ---------------------------
                                           Amount         Percent        Amount         Percent        Amount         Percent
-------------------------------------   ------------   ------------   ------------   ------------   ------------   ------------
                                        (Dollars in Thousands)
Residential mortgage loans:
One- to four-family..................  $   1,129,876      57.23%        $1,180,541      63.70%        $1,286,320      70.30%

Construction.........................         99,242       5.03            107,984       5.83             69,295       3.79
Other................................          6,962       0.35              1,605       0.09             21,777       1.19
                                       -------------   --------      -------------   --------      -------------   --------
Total residential mortgage loans.....      1,236,080      62.61          1,290,130      69.62          1,377,392      75.28
                                       -------------   --------      -------------   --------      -------------   --------

Commercial loans:
Commercial real estate...............        225,771      11.44            137,685       7.43             87,378       4.78
Commercial business..................        103,329       5.23             37,635       2.03                496       0.03
Construction and site development....         14,859       0.75             12,338       0.67              4,994       0.27
                                       -------------   --------      -------------   --------      -------------   --------
Total commercial loans...............        343,959      17.42            187,658      10.13             92,868       5.08
                                       -------------   --------      -------------   --------      -------------   --------

Consumer and other loans:
Manufactured housing.................         65,455       3.31             73,310       3.96             68,043       3.71
Home equity and second mortgage......        204,700      10.37            206,520      11.14            207,291      11.33
Indirect automobile..................         23,929       1.21                  -          -                  -          -
Other (1)............................        100,181       5.07             95,524       5.15             84,083       4.60
                                       -------------   --------      -------------   --------      -------------   --------
Total consumer and other loans.......        394,273      19.97            375,354      20.25            359,417      19.64
                                       -------------   --------      -------------   --------      -------------   --------
Loans receivable, gross..............      1,974,312     100.00          1,853,142     100.00          1,829,677     100.00
                                       -------------   --------      -------------   --------      -------------   --------

Plus:
Dealer reserves (2)..................         13,996                        14,504                        13,880
Less:
Unearned premiums....................            471                           855                          (327)
Net deferred loans origination fees..          7,111                         7,242                         7,392
Allowance for loan losses............         19,891                        17,002                        14,735
                                       -------------                 -------------                 -------------
Loans receivable, net................  $   1,960,835                 $   1,842,547                 $   1,821,757
                                       =============                 =============                 =============

------------------------------------
(1)  Includes credit card loans, education loans and unsecured personal loans.
(2) Includes reserves established for indirect auto and manufactured housing loan portfolios.

Loan Maturity Schedule

            The following table sets forth information as of December 31, 2000, regarding the dollar amount of loans in Waypoint Financial's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Adjustable and floating rate loans are included in the period in which interest rates are next scheduled to adjust rather than in which they mature, and fixed rate loans are included in the period in which the final contractual repayment is due.

                                                        Over        Over Three
                                                         One          Through                          Total
                                        Within         Through          Five           Over            After
                                       One Year       Three Years    Years Fixed     Five Years       One Year          Total
                                     -----------      -----------     ----------      --------        --------           -----
                                                                          (In Thousands)
Fixed-Rate Loans:

Residential mortgage loans:
  One- to four-family............... $      2,217      $     49,134  $     72,915   $    707,754    $    829,803    $    832,020
  Construction......................            -                 -             -         90,712          90,712          90,712
  Other.............................            -                 -             -              -               -               -
                                     ------------      ------------  ------------   ------------    ------------    ------------
    Total residential mortgage
     loans..........................        2,217            49,134        72,915        798,466         920,515         922,732

Commercial loans:
  Commercial real estate............        8,834            25,244        53,757         29,694         108,695         117,529
  Commercial business...............       18,080            18,384        26,705         29,713          74,802          92,882
  Construction and site development.        1,346                 -           100            943           1,043           2,389
                                     ------------      ------------  ------------   ------------    ------------    ------------
    Total commercial loans..........       28,260            43,628        80,562         60,350         184,540         212,800

Consumer and other loans:...........
  Manufactured housing..............           11               112           603         89,500          90,215          90,226
  Home equity and second mortgage...        1,330            12,207        26,434        187,768         226,409         227,739
  Indirect automobile and other.....          964            23,845       104,170         18,149         146,164         147,128
                                     ------------      ------------  ------------   ------------    ------------    ------------
   Total consumer and other loans...        2,305            36,164       131,207        295,417         462,788         465,093
                                     ------------      ------------  ------------   ------------    ------------    ------------
   Total fixed-rate loans...........       32,782           128,926       284,684      1,154,233       1,567,843       1,600,625

Adjustable-Rate Loans:

Residential mortgage loans:
  One-to four-family................      143,494           104,658       149,230         45,282         299,170         442,664
                                     ------------      ------------  ------------         ------    ------------    ------------
   Total residential mortgage
     loans..........................      143,494           104,658       149,230         45,282         299,170         442,664

 Commercial loans:
  Commercial real estate............       88,364            71,074        91,937         27,221         190,232         278,596
  Commercial business...............      120,899             8,564        10,421          2,071          21,056         141,955
  Construction and site development.        9,451                 -             -              -               -           9,451
                                     ------------      ------------  ------------   ------------    ------------    ------------
   Total commercial loans...........      218,714            79,638       102,358         29,292         211,288         430,002

Consumer and other loans:
  Home equity and second mortgage...       98,285                 -             -              -               -          98,285
  Indirect automobile and other.....       19,290             1,349            75          5,474           6,898          26,188
                                     ------------      ------------  ------------   ------------    ------------    ------------
   Total consumer and other loans...      117,575             1,349            75          5,474           6,898         124,473
                                     ------------      ------------  ------------   ------------    ------------    ------------
   Total adjustable-rate Loans......      479,783           185,645       251,663         80,048         517,356         997,139
                                     ------------      ------------  ------------   ------------    ------------    ------------

Loans receivable, gross............. $    512,565      $    314,571  $    536,347   $  1,234,281    $  2,085,199    $  2,597,764
                                     ============      ============  ============   ============    ============    ============

The following table sets forth the dollar amount of all loans maturing or repricing after December 31, 2001 that have predetermined interest rates and have floating or adjustable interest rates.

                                          Floating or
                                      Predetermined Rates                  Adjustable Rates                          Total
                                ------------------------------      ------------------------------      ----------------------------

                                                                    (In Thousands)
Residential mortgage loans....     $          920,515                    $        299,170                    $        1,219,685
Business banking loans........                184,540                             211,288                               395,828
Consumer and other loans......                462,788                               6,898                               469,686
                                   ------------------                    ----------------                    ------------------
   Total loans................     $        1,567,843                    $        517,356                    $        2,085,199
                                   ==================                    ================                    ==================

Residential Mortgage Lending

     Mortgage lending traditionally has been Waypoint Financial's primary business. In recent years, Waypoint Financial has increased its emphasis on its business banking and consumer lending, and decreased its reliance on traditional one- to four-family residential real estate lending. Although the total amount of one- to four-family residential real estate loans has remained relatively stable over the last five years, the percentage of Waypoint Bank's loan portfolio that consists of one- to four-family residential real estate loans has decreased, due primarily to the growth of Waypoint Financial's business loan portfolio.

     One- to Four-Family Real Estate Loans. Historically, Waypoint Financial's primary lending activity was the origination of loans secured by one- to four-family residential real estate located in its primary market area. More recently, Waypoint Financial has sold into the secondary mortgage market a substantial portion of the conforming one- to four-family residential real estate loans that it originates. For the year ended December 31, 2000, Waypoint Financial sold 73% of its one- to four-family mortgage loan originations. Most one- to four-family loans recently sold by Waypoint Financial have been sold on a non-recourse basis with the servicing rights released. Management anticipates that Waypoint Financial will sell a majority of the one-to four-family mortgage loans originated in 2001.

     Waypoint Financial also currently offers adjustable-rate mortgage loans with terms of up to 30 years, with an interest rate based on the one year Constant Maturity Treasury Bill index. Interest rate adjustments on such loans are typically limited to a certain amount during any adjustment period and over the life of the loan. Waypoint Financial sold a substantial portion of its adjustable-rate mortgage loans originated in 2000, generally on a servicing released basis.

     Waypoint Financial underwrites fixed- and adjustable-rate one- to four-family residential mortgage loans with loan-to-value ratios of up to 95%, provided that a borrower obtains private mortgage insurance on loans that exceed 80% of the appraised value or sales price, whichever is less, of the secured property. Waypoint Financial also requires that title insurance, hazard insurance and, if appropriate, flood insurance be maintained on all properties securing real estate loans made by Waypoint Financial. A licensed appraiser appraises all properties securing one- to four-family first mortgage loans.

     In an effort to provide financing for low and moderate income buyers, Waypoint Financial offers Pennsylvania Housing Finance Agency mortgage loans to qualified individuals. These loans are offered with fixed-rates of interest and terms of up to 30 years, and must be secured by one- to four-family residential property that is occupied by the owner. All of these loans are originated using modified underwriting guidelines, based on rates and terms established by the Pennsylvania Housing Finance Agency. These loans are generally offered with a discounted interest rate (approximately 75 to 100 basis points). All Pennsylvania Housing Finance Agency loans are originated in amounts of up to 95% of the lower of the property's appraised value or the sale price. Private mortgage insurance is required on all such loans. All of these loans are sold on a servicing released basis to the Pennsylvania Housing Finance Agency immediately after loan closing.

     Construction Loans. Waypoint Financial originates construction loans to individuals to acquire lots and construct personal residences. At December 31, 2000, residential construction loans amounted to $157.8 million, and the unadvanced portion of construction loans totaled $67.1 million. Waypoint Financial's residential construction loans generally provide for the payment of interest only during the construction phase, which is usually six months. At the end of the construction phase, the loan converts to a permanent mortgage loan. In some cases, Waypoint Financial buys a hedge for the six-month construction period and then sells into the secondary market the permanent mortgage loan into which the construction loan converts. Before making a commitment to fund a residential construction loan, Waypoint Financial requires an appraisal of the property by an independent licensed appraiser. Waypoint Financial also reviews and inspects each property before disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspection based on the percentage of completion method.

Business Banking

     Waypoint Financial's Business Banking Group offers commercial financial products and services to businesses in its primary market area. The Business Banking group originates commercial real estate loans, commercial business loans, and construction and site development loans.

     Commercial Real Estate Loans. Waypoint Financial's commercial real estate loans are generally secured by owner-occupied properties used for business purposes such as small office buildings, industrial facilities or retail facilities primarily located in Waypoint Financial's primary market area. Commercial real estate loans also include properties that are less than 50% occupied by the borrower and are owned primarily for the production of rental income. Although there may be occasional exceptions to the loan policy, commercial real estate underwriting policies provide that such real estate loans may be made in amounts of up to 80% of the lower of cost or appraised value of the property provided such loans comply with Waypoint Financial's current in house loans-to-one borrower limit. Waypoint Financial's commercial real estate loans may be made with terms of up to ten years, amortization not to exceed 20 years, and with three to five year fixed interest rates or variable interest rates tied to market indices. In evaluating a commercial real estate loan application, Waypoint Financial considers the net operating income of the borrower's business, the borrower's expertise, credit history and profitability and the value of the underlying property. In addition, with respect to commercial real estate rental properties, Waypoint Financial will also consider the term of the lease and the quality of the tenants. Waypoint Financial has generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of cash flow before debt service to debt service) of at least 1.20x. Environmental surveys are required for commercial real estate loans. Generally, commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by principals of the borrower. At December 31, 2000, Waypoint Financial's largest commercial real estate loan had a carrying value of $8.7 million, was secured by a first mortgage lien, and was performing according to its original terms.

     Commercial Business Loans. Waypoint Financial makes commercial business loans primarily in its market area to a variety of professionals, sole proprietorships and small- to medium-size businesses. Waypoint Financial offers a variety of commercial lending products, including term loans for fixed assets and working capital, revolving lines of credit, letters of credit, and Small Business Administration guaranteed loans. Term loans are generally offered with initial fixed rates of interest for the first three to five years and with terms of up to ten years. Business lines of credit have floating rates of interest and are payable on demand, subject to annual review and renewal. Business loans with variable rates of interest adjust on a daily basis and are generally indexed to Waypoint Financial's prime rate. When making commercial business loans, Waypoint Financial considers the financial statements of the borrower, Waypoint Financial's lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral. Commercial business loans are generally secured by a variety of collateral, primarily accounts receivable, inventory and equipment, and are supported by personal guarantees. However, Waypoint Financial also makes unsecured commercial loans available to business clients with strong credit and who are well-known to Waypoint Financial. Unsecured commercial loans are generally limited to short-term single payment loans or lines of credit used to provide general corporate liquidity or to provide for seasonal liquidity needs. These loans generally are offered at floating rates of interest and are payable on demand or at a stated short-term maturity.

     Construction and Site Development Loans. Waypoint Financial also originates construction and site development loans to developers and builders primarily to finance the construction of single-family homes and subdivisions, the construction of commercial development projects, and site development projects. Loans to finance the construction of single-family homes and subdivisions are generally offered to experienced builders with whom Waypoint Financial has an established relationship. Residential development loans are typically offered with terms of up to 36 months. The maximum loan-to-value limit applicable to these loans is 80% of the appraised post-construction value or cost, whichever is less. Construction loan proceeds are disbursed periodically as construction progresses and as inspection by Waypoint Financial's approved appraisers warrants.

     Waypoint Financial also makes construction loans for commercial development projects. The projects include multi-family, apartment, industrial, retail and office buildings. These loans generally have an interest-only phase during construction, and convert to permanent financing when construction is completed. Disbursement of funds is at the sole discretion of Waypoint Financial and is based on the progress of construction. The maximum loan-to-value limit applicable to these loans is 75% of the appraised post-construction value or cost, whichever is less.

     Waypoint Financial also originates land loans to local contractors and developers for the purpose of improving the property, or for the purpose of holding or developing the land for sale. Such loans are secured by a lien on the property, are limited to 70% of the lower of the acquisition price or the appraised value of the land, and have a term of up to two years with a floating interest rate based on Waypoint Financial's internal base rate. Waypoint Financial's land loans are generally secured by property in its primary market area. Waypoint Financial requires title insurance and, if applicable, a hazardous waste survey reporting that the land is free of hazardous or toxic waste.

Consumer and Other Loans

     Waypoint Financial offers a variety of consumer and other loans, including loans secured by manufactured housing, home equity and second mortgage loans that are secured by owner-occupied one- to four-family residences, indirect home improvement loans, indirect automobile loans and other loans.

     Home Equity and Second Mortgage Loans. Waypoint Bank offers home equity and second mortgage loans, including fixed-term installment loans, home equity lines of credit and indirect home improvement loans. At December 31, 2000, the unadvanced amounts of home equity lines of credit totaled $139.4 million. The underwriting standards employed by Waypoint Financial for home equity and second mortgage loans include a determination of the applicant's credit history, an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. Home equity lines of credit have adjustable rates of interest, which are indexed to the prime rate as reported in The Wall Street Journal. Interest rates on home equity lines of credit may be adjusted to no more than 18%. Generally, the maximum loan-to-value ratio on home equity lines of credit, including the outstanding amount of any first mortgage loan, is 90%. Waypoint Financial offers fixed- and variable-rate home equity and second mortgage loans with terms up to 15 years. The loan-to-value ratios of both fixed- and variable-rate home equity and second mortgage loans are generally limited to 90% of the appraised value of the real estate collateral adjusted for any first mortgage loans.

     Indirect home improvement loans are installment sales contracts and installment loan agreements originated by home improvement contractors and assigned to Waypoint Financial. These contractors are approved by Waypoint Financial based on a review assessing their financial condition, industry reputation and trade references. Indirect home improvement loans are either unsecured or secured by deeds of trust or mortgages, which generally are subordinate to other mortgages on the same residential properties. Waypoint Financial originates Federal Housing Authority Title I insured dealer loans and conventional non-insured home improvement loans. Each indirect home improvement loan is acquired by Waypoint Financial only after a review in accordance with its established underwriting procedures. Generally, loans for amounts greater than $40,000 require appraisals performed by licensed appraisers to determine the value of the related mortgaged properties. Waypoint Financial's guidelines are intended only to provide a basis for lending decisions, and exceptions to such guidelines may, within certain limits, be made based upon the credit judgment of the lending officer. Waypoint Financial conducts quality audits to ensure compliance with its established policies and procedures. Prior to funding an indirect home improvement loan, Waypoint Financial requires the borrower to sign a certificate of completion that indicates that the project has been completed to the borrower's satisfaction. Waypoint Financial then contacts each borrower by phone in order to review the terms and conditions of the loan and to reconfirm that all work was completed according to the terms of the contractor's agreement with the borrower. Following receipt of the certificate of completion and telephone validation, Waypoint

Financial funds the loan. Funds are disbursed to the related home improvement contractor by cashier's check. For certain large indirect home improvement loans, Waypoint Financial may offer staged funding in which portions of the contract amount are payable as the work is completed. Checks for staged funding are issued to both the contractor and the customer.

     Waypoint Financial offers borrowers the option to extend the contractual period between the funding date for an indirect home improvement loan and the first scheduled due date to between 45 and 180 days depending on the type of loan. Interest will accrue on the original principal balance of such indirect home improvement loan during the deferral period regardless of its length. The indirect home improvement loan will be considered current unless the borrower fails to make the first scheduled payment on its contractual due date. Scheduled payments will commence on the first contractual due date of the indirect home improvement loan and continue each month thereafter.

     Manufactured Housing Loans. Waypoint Financial originates manufactured housing loans through service companies that act as agent in brokering such loans. Each service company must be approved by Waypoint Financial after consideration of the service company's reputation, past experience, financial resources, and its ability to service loans throughout the geographic areas in which it originates such loans. Each service company is subject to an annual review by Waypoint Financial, including a review of annually updated financial statements and supporting documentation. At December 31, 2000, Waypoint Financial had in its portfolio manufactured housing loans originated by three service companies, but was doing origination business with one service company.

     All manufactured housing loans are initially underwritten by the service company based on guidelines specified by Waypoint Financial. However, before a commitment is made, it is also separately underwritten by Waypoint Financial personnel. The loans are secured by the manufactured home for which the loan funds are advanced. Waypoint Financial will accept, as additional collateral, a perfected first lien against land that an applicant owns, free and clear of all liens, where the manufactured home will be located. The maximum loan amount currently is $90,000. The minimum down payment is 5% in cash or trade, based on the sales price plus tax. If an applicant owns a tract of land free and clear, Waypoint Financial will accept a first lien position on the land in lieu of the down payment provided that 75% of the appraised value of the land is equal to or more than the 5% minimum down payment required. The maximum term for manufactured housing loans ranges from 180 months to 300 months, depending upon the amounts financed and the size of the unit.

     Each manufactured housing loan originated is acquired by Waypoint Financial at a premium to its net asset value. The premium paid to acquire the loan is capitalized and amortized as a yield adjustment over the term of the loan. One-third of the premium is advanced to the service company when a contract is purchased. The remaining two-thirds of the service fee is deposited into non-interest-bearing reserve accounts which are held on deposit at Waypoint Financial with restricted access. The amounts held in the reserve accounts are used for potential losses on a manufactured home loan and to recapture the unearned service fee due from the service company in the event of a payoff of a loan prior to its scheduled maturity. A service company's fee is fully-earned only when a loan reaches full maturity. At December 31, 2000, Waypoint Financial's deferred premium on manufactured housing loans totaled $19.6 million and amounts held in reserve accounts totaled $8.9 million.

     Indirect Auto and Other Consumer Loans. Waypoint Financial originates indirect auto loans through a network of auto dealers, and was actively doing business with approximately 60 dealers at December 31, 2000. Waypoint Financial has been in the indirect auto lending business since August 1998. No one dealership originated more than 15% of the loan balances outstanding in Waypoint Financial's portfolio at December 31, 2000. In developing its network, Waypoint Financial has continued to focus on dealers in its primary market area. A consumer lending sales officer has been dedicated full time to serve dealers in order to expand on those relationships and to develop potential new dealer relationships. The growth of the dealer network has been achieved through an emphasis on quality service and the development of long-term relationships with the owners and managers of the dealerships. Waypoint Financial does not currently engage in auto lease financing. Waypoint Financial makes indirect auto loans to purchase both new and used cars.

     In connection with the origination of indirect auto loans, the interest rate charged to the borrower on the underlying loan is generally one to two percentage points higher than the "buy rate" or rate earned by Waypoint Financial. The difference between the two rates is referred to as the "spread." At loan inception, the dollar value of the spread over the contractual term of the loan is prepaid by Waypoint Financial to the auto dealer. Such prepaid amounts are generally subject to rebate to Waypoint Financial in the event the underlying loan is prepaid in the first three months up to the life of the loan, depending on the contract, or goes into default resulting in a repossession. The risk of loss of amounts previously advanced to the dealer primarily depends upon loan performance but also depends upon the financial condition of the dealer. Consequently, the dealer's ability to refund any portion of the prepaid interest, which is unearned, is subject to economic conditions, generally, and the financial condition of the dealer. Since Waypoint Financial began indirect auto lending, it has not written off interest spread prepaid to dealers where the dealer failed to refund any portion of unearned prepaid interest. At December 31, 2000, Waypoint Financial's unearned pre-paid interest on indirect auto loans totaled $3.9 million.

     Loans to One Borrower. Waypoint Financial has an internal limitation on the amount of loans that it will extend to an individual borrower. In addition, banking regulations establish a maximum amount that may be loaned by Waypoint Bank to an individual or related group of borrowers. At December 31, 2000, Waypoint Financial's internal limit on loans to a single borrower was $10.0 million, although exceptions are permitted subject to approval requirements set forth in the loan policy. Waypoint Bank's statutory limit on loans to one borrower or related group of borrowers was $57.3 million. As of December 31, 2000, Waypoint Financial's largest lending relationship, including the borrower's related interests, was approximately $24.1 million, and Waypoint Financial had a total of four lending relationships, including the borrowers' related interests, that exceeded $10.0 million. As of December 31, 2000, all such loans were performing according to their original contractual terms.

     Loan Approval Procedures and Authority. Waypoint Financial's lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by Waypoint Financial's Board of Directors and management. The Board of Directors has designated certain individuals of Waypoint Financial and certain branch managers to consider and approve loans within their designated authority.

     All one- to four-family mortgage loans secured by the borrower's primary residence and all residential construction and second mortgage loans and home equity lines of credit may be approved by any two designated individuals.

     All commercial loans, including commercial real estate loans, multi-family loans, commercial construction and development loans and commercial business loans in amounts of up to $10.0 million may be approved by the two designated individuals, one of who must be Waypoint Financial's Chief Credit Officer. All commercial loans in excess of $10.0 million and up to $15.0 million require the approval of Waypoint Financial's loan committee and the Chief Executive Officer. All commercial loans in excess of $15.0 million require the approval of the executive committee of the Board of Directors or the full Board of Directors.

     Consumer loans, automobile loans and unsecured personal loans may be approved by either one or two designated individuals depending on the amount of the loan.

     Loan Originations, Purchases and Sales. Waypoint Financial's mortgage lending activities are conducted by its salaried and commissioned loan personnel and approved correspondent lenders. Currently, Waypoint Financial uses 25 loan originators who solicit and originate mortgage loans on behalf of Waypoint Financial. These loan originators accounted for 57% of the mortgage loans originated by Waypoint Financial during 2000. Loan originators are compensated by a commission. All loans originated by the loan originators are underwritten in conformity with Waypoint Financial's loan underwriting policies and procedures as well as agency and investor guidelines. At December 31, 2000, Waypoint Financial serviced $741.7 million of loans for others. From time to time, Waypoint Financial will purchase loans or participation interests in loans, although only $8.5 million of loans have been purchased since December 31, 1995.

     Waypoint Financial operates a correspondent lending program that purchases loans in nine states and the District of Columbia. These states include, Maryland, Virginia, Delaware, New Jersey, Pennsylvania, North Carolina, South Carolina, Ohio and West Virginia. The correspondent originators process the mortgage loan applications in accordance with Waypoint Financial specifications. Waypoint Financial personnel underwrite and close all approved loans in accordance with Waypoint Financial, agency and investor guidelines.

     The following table sets forth Waypoint Financial's gross loan originations, loans purchased and loans sold for the periods indicated.

                                                                             For the Years Ended
                                                                                 December 31,

                                         -------------------------------------------------------------------------------------------

                                               2000                 1999               1998              1997              1996

                                         ---------------      -------------      --------------    ---------------   ---------------

                                                                                (In Thousands)

Loans originated:
Residential mortgage loans:
   One- to four-family................   $       144,938   $       279,040    $       478,332   $       329,110   $       351,901
   Construction.......................           199,187           336,163            373,226           274,496           153,575
   Other..............................                 -             6,100              8,900             6,100             6,000
                                         ---------------   ---------------    ---------------   ---------------   ---------------
     Total residential mortgage loans.           344,125           621,303            860,458           609,706           511,476
Commercial loans:
   Commercial real estate.............           133,822           165,737            113,061            53,739            98,876
   Commercial business................           172,219           224,694            157,552            23,227            19,386
   Construction and site development..            29,150            24,871             22,800             6,073             7,998
                                         ---------------   ---------------    ---------------   ---------------   ---------------
     Total commercial loans...........           335,191           415,302            293,413            83,039           126,260
Consumer and other loans:
   Manufactured housing...............            20,467            26,300              5,400            11,900            37,700
   Home equity and second mortgage....           112,104           129,239            102,529            77,694           109,475
   Indirect automobile and other......            99,357           160,560             78,126            43,264            42,021
                                         ---------------   ---------------    ---------------   ---------------   ---------------
     Total consumer loans.............           231,928           316,099            186,055           132,858           189,196
                                         ---------------   ---------------    ---------------   ---------------   ---------------
     Total loans originated...........   $       911,244   $     1,352,704    $     1,339,926   $       825,603   $       826,932
                                         ===============   ===============    ===============   ===============   ===============
Loans purchased:
Residential mortgage loans:
   One-to four-family.................   $             -   $             -    $             -   $             -   $         8,500
                                         ---------------   ---------------    ---------------   ---------------   ---------------
     Total loans purchased............   $             -   $             -    $             -   $             -   $         8,500
                                         ===============   ===============    ===============   ===============   ===============
Loans securitized and/or sold:
Residential mortgage loans:
   One- to four-family................   $       251,097   $       325,158    $       369,930   $       260,399   $       310,422
                                         ---------------   ---------------    ---------------   ---------------   ---------------
     Total loans sold.................   $       251,097   $       325,158    $       369,930   $       260,399   $       310,422
                                         ===============   ===============    ===============   ===============   ===============

     Loan Commitments. Waypoint Financial issues loan commitments to prospective borrowers conditioned on the occurrence of certain events. Commitments are made in writing on specified terms and conditions and are generally honored for up to 60 days from approval. At December 31, 2000, Waypoint Financial had loan commitments and unadvanced loans and lines of credit totaling $486.5 million.

     Loan Fees. In addition to interest earned on loans, Waypoint Financial receives income from fees derived from loan originations, loan modifications, late payments and for miscellaneous services related to its loans. Income from these activities varies from period to period depending upon the volume and type of loans made and competitive conditions. On loans originated by third-party originators, Waypoint Financial may pay a premium to compensate an originator for loans where the borrower is paying a higher rate on the loan.

     Waypoint Financial charges loan origination fees which are calculated as a percentage of the amount borrowed. As required by applicable accounting principles, loan origination fees, discount points and certain loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. At December 31, 2000, Waypoint Financial had approximately $6.9 million of net deferred loan fees. Waypoint Financial amortized $.6 million of net deferred loan fees during the year ended December 31, 2000.

     Non-performing Assets, Delinquencies and Impaired Loans. All loan payments on first mortgages are due on the first day of each month. When a borrower fails to make a required loan payment, Waypoint Financial attempts to cure the deficiency by contacting the borrower and seeking the payment. A late notice is mailed on the 16th day of the month. In most cases, deficiencies are cured promptly. If a delinquency continues beyond the 16th day of the month, the account is referred to an in-house collector. Waypoint Financial will institute foreclosure or other proceedings after the 90th day of a delinquency, as necessary, to minimize any potential loss.

     Management informs the Board of Directors monthly of the amount of loans delinquent more than 30 days and all foreclosed and repossessed property that Waypoint Financial owns. Waypoint Financial ceases accruing interest on mortgage loans when principal or interest payments are delinquent 90 days or more unless management determines the loan principal and interest to be fully secured and in the process of collection. Once the accrual of interest on a loan is discontinued, all interest previously accrued is reversed against current period interest income.

     On January 1, 1995, Waypoint Financial adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan, an amendment to SFAS No. 114." At December 31, 2000 and 1999, Waypoint Financial had recorded investments in impaired loans of $5.9 million and $9.5 million, respectively. At December 31, 2000 and 1999, allowance for loan losses had a reserve of $1.8 million and $1.8 million, respectively, for impaired loans.

     Non-Performing Assets. The following table sets forth information regarding non-accrual loans, accruing loans delinquent 90 days or more, other non-performing assets and restructured loans at the dates indicated:


                                                                              At December 31,
                                                 --------------------------------------------------------------------------
                                                       2000           1999           1998            1997           1996
                                                 -------------  -------------  --------------  ------------   -------------
                                                                              (In Thousands)

Non-accrual mortgage loans...................... $      5,092   $      9,543   $      6,632    $      5,544   $      5,777
Non-accrual other loans.........................          604            727          1,938           1,394            798
                                                 ------------   ------------   ------------    ------------   ------------
     Total non-accrual loans (1)................        5,696         10,270          8,570           6,938          6,575
Loans 90 days or more delinquent and still
      accruing..................................       17,481         13,279          9,134          15,681         13,437
                                                 ------------   ------------   ------------    ------------   ------------
     Total non-performing loans.................       23,177         23,549         17,704          22,619         20,012
     Total foreclosed other assets..............          861          1,149              -               -              -
     Total foreclosed real estate (2)...........        3,086          3,754         14,088          15,688         17,264
                                                 ------------   ------------   ------------    ------------   ------------
Total non-performing assets..................... $     27,124   $     28,452   $     31,792    $     38,307   $     37,276
                                                 ============   ============   ============    ============   ============
Total non-performing loans to total loans (3)...        0.89%          0.96%          0.90%           1.23%          1.10%
                                                 ===========    ===========    ===========     ===========    ===========
Total non-performing loans and foreclosed real
  estate to total loans.........................        0.57%          0.65%          0.82%           1.11%          1.27%
                                                 ===========    ===========    ===========     ===========    ===========

(1) Waypoint Financial would have recorded additional interest income on non-accrual loans , had they been current, of $0.2 million, $0.3 million and $0.4 million in 2000, 1999 and 1998, respectively. No interest was included in interest income in these periods related to these loans.
(2) This amount includes a foreclosed apartment complex with a carrying value of $6.0 million that was sold in 1999.
(3)  Total loans excludes loans held for sale.

     As of December 31, 2000, Waypoint Financial's only nonaccruing loan with a carrying value in excess of $1.0 million was a commercial loan with a carrying value of $1.9 million.

     Real Estate Owned. Real estate acquired by Waypoint Financial as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until sold. When property is acquired it is recorded at the lower of the carrying value or fair value less estimated costs to sell at the date of foreclosure. At the time of foreclosure, any excess of carrying value over fair value is charged to the allowance for loan losses. Holding costs and declines in fair value result in charges to expense after the property is acquired.

     Asset Classification. Banking regulators have adopted various regulations and practices regarding problem assets of savings institutions. Under such regulations, federal and state examiners have authority to identify problem assets during examinations and, if appropriate, require their classification. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, it is charged off in the quarter in which it is so classified, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified as loss. All or a portion of general loan loss allowances established to cover probable losses related to assets classified substandard or doubtful can be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated "special mention." Waypoint Financial performs an internal analysis of its loan portfolio and assets to classify such loans and assets similar to the manner in which such loans and assets are classified by the federal banking regulators. In addition, Waypoint Financial regularly analyzes the losses inherent in its loan portfolio and its nonperforming loans in determining the appropriate level of the allowance for loan losses.

     Allowance for Loan Losses. In originating loans, Waypoint Financial recognizes that losses will be experienced on loans and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. Waypoint Financial maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance for loan losses represents management's estimate of probable losses based on information available as of the date of the financial statements. The allowance for loan losses is based on management's evaluation of the collectibility of the loan portfolio, including past loan loss experience, known and inherent losses, information about specific borrower situations and estimated collateral values, and economic conditions.

     The loan portfolio and other credit exposures are regularly reviewed by management to evaluate the adequacy of the allowance for loan losses. The methodology for assessing the appropriateness of the allowance includes comparison to actual losses, industry data and economic conditions. In addition, the regulatory agencies, as an integral part of their examination process, periodically review Waypoint Financial's allowance for loan losses and may require Waypoint Financial to make additional provisions for estimated losses based upon judgments different from those of management.

     In assessing the allowance for loan losses, loss factors are applied to various pools of outstanding loans. Waypoint Financial segregates the loan portfolio according to risk characteristics (i.e., mortgage loans, home equity, commercial and consumer). Loss factors are derived using Waypoint Financial's historical loss experience and may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date.

     In addition, management assesses the allowance using factors that cannot be associated with specific credit or loan categories. These factors include management's subjective evaluation of local and national economic and business conditions, portfolio concentration and changes in the character and size of the loan portfolio. The allowance methodology reflects management's objective that the overall allowance appropriately reflects a margin for the imprecision necessarily inherent in estimates of expected credit losses.

     Although management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while Waypoint Financial believes it has established its existing allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing Waypoint Financial's loan portfolio, will not request Waypoint Financial to increase its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect Waypoint Financial's financial condition and results of operations.

     Analysis of the Allowance for Loan Losses. The following table sets forth information regarding Waypoint Financial's allowance for loan losses and net charge-offs to average loans outstanding at the dates indicated.

                                                                                 At and For the Fiscal Years
                                                                                     Ended December 31,
                                                   -------------------------------------------------------------------------------
                                                     2000              1999                  1998          1997           1996
                                                   ----------      ------------      ---------------   ------------   ------------
                                                                                (Dollars in Thousands)

Balance at beginning of period...................   $     23,127   $     19,891           $17,002           $14,735   $     12,723
Pooling adjustment to conform accounting periods.            234              -                 -                 -          1,074
Provision for loan losses........................          5,070          4,840             6,172             4,347          4,381
Provision component related to
  unfunded commitments...........................              -            617              (503)             (422)             -
Charge-offs:
  Commercial loans...............................         (2,482)           (50)             (607)              (68)        (1,820)
  Residential mortgage loans.....................         (1,168)        (1,289)           (1,837)           (2,061)        (1,988)
  Consumer and other loans.......................         (2,962)        (1,364)             (741)              (97)          (402)
                                                    -------------  -------------     -------------     -------------  -------------
  Total charge-offs..............................         (6,612)        (2,703)           (3,185)           (2,226)        (4,210)
Recoveries:
  Commercial loans...............................             24             85                24               294            516
  Residential mortgage loans.....................            161            262               327               236            229
  Consumer and other loans.......................            582            135                54                38             22
                                                    ------------   ------------      ------------      ------------   ------------
  Total recoveries...............................            767            482               405               568            767
                                                    ------------   ------------      ------------      ------------   ------------
Balance at the end of period.....................   $     22,586   $     23,127      $     19,891      $     17,002   $     14,735
                                                    ============   ============      ============      ============   ============
Net charge-offs to average loans outstanding.....          0.22%           0.10%             0.15%             0.09%          0.19%
                                                    ============   ============      ============      ============   ============
Allowance for loan losses to net loans...........          0.87%           0.95%             1.01%             0.92%          0.81%
                                                    ============   ============      ============      ============   ============
Allowance for loan losses to non performing
loans............................................         97.45%          98.21%           112.35%            75.17%         73.63%
                                                    ============   ============      ============      ============   ============

     Allocation of the Allowance for Loan Losses. The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.

                                                                       At December 31,
                                   ----------------------------  ----------------------------  ----------------------------

                                               2000                          1999                             1998
                                   ----------------------------  ----------------------------  ----------------------------
                                                 Percent of                     Percent of                    Percent of
                                                 Loans in Each                  Loans in Each                 Loans in Each
                                                 Category to                    Category to                   Category to
                                      Amount     Total Loans        Amount      Total Loans       Amount      Total Loans
                                   ------------  --------------  ------------   -------------  -------------  -------------
                                                                 (Dollars in Thousands)

Residential mortgage loans........ $      2,165      52.56%      $      5,250       56.13%     $      5,665       62.61%
Commercial loans..................       14,625      24.74             10,949       22.23             7,622       17.42
Consumer and other loans..........        4,178      22.70              4,112       21.64             3,236       19.97
Unallocated.......................        1,618       -                 2,816        -                3,368        -
                                   ------------     -------      ------------      -------     ------------      -------
   Total.......................... $     22,586     100.00%      $     23,127      100.00%     $     19,891      100.00%
                                   ============     =======      ============      =======     ============      =======




                                                                                    At December 31,
                                                         ------------------------------------------------------------------------
                                                                      1997                                1996
                                                         ---------------------------------   ------------------------------------
                                                                           Percent of                             Percent of
                                                                           Loans in Each                          Loans in Each
                                                                           Category to                            Category to
                                                         Amount            Total Loans        Amount              Total Loans
                                                         ------            -------------      ------              -------------
                                                                                (Dollars in Thousands)
Residential mortgage loans............................   $     4,510           69.62%       $    5,262                75.28%
Commercial loans......................................         3,316           10.13             3,495                 5.08
Consumer and other loans..............................         3,697           20.25             2,294                19.64
Unallocated...........................................         5,479            -                3,684                 -
                                                         -----------          ------        ----------               ------
   Total..............................................   $    17,002          100.00%       $   14,735               100.00%
                                                         ===========          ======        ==========               ======

Investment Activities

     The Board of Directors reviews and approves Waypoint Financial's investment policy on an annual basis. The Chief Executive Officer, Chief Financial Officer and Chief Investment Officer, as authorized by the Board, implement this policy based on the established guidelines within the written policy, and other established guidelines, including those set periodically by the Asset/Liability Management Committee. Investment decisions are based upon the quality of a particular investment, its inherent risks, the composition of the balance sheet, Waypoint Financial's maturity and amortization schedules, market expectations, liquidity, income and collateral needs, and how the investment fits within Waypoint Financial's interest rate risk strategy given its interest rate sensitivity.

     Waypoint Financial's investment policy is designed primarily to manage the interest rate sensitivity of its assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement its lending activities and to provide and maintain liquidity while minimizing Waypoint Financial's tax liability. Waypoint Financial also uses a leveraged investment strategy for the purpose of enhancing returns to stockholders. Pursuant to this strategy, during periods of relatively weak loan demand in its market area, Waypoint Financial has increased the size of its investment portfolio and has relied heavily on wholesale borrowing to support such investments.

Investment Portfolio

     Securities can be classified as trading, held to maturity, or available for sale at the date of purchase. At December 31, 2000, 99% of Waypoint Financial's securities were classified as "available-for-sale." Between December 31, 2000 and April 1, 2001, Waypoint Financial transferred all of the securities from its held-to-maturity portfolio to its available-for-sale portfolio. The held-to-maturity portfolio was recorded at $22.7 million as of December 31, 2000. At the time of transfer, the market value of this portfolio was $22.2 million resulting in an unrecognized loss upon transfer of $0.5 million, which will be recorded as a reduction in other comprehensive income for the first quarter of 2001.

     In an effort to maintain the credit quality of the investment portfolio, Waypoint Financial maintains a significant portion of the investment portfolio in U.S. Government and agency obligations. At December 31, 2000, over 90% of the securities in Waypoint Financial's investment portfolio were rated "AAA," with the remainder rated "AA" or "A."

     Waypoint Financial also invests significantly in mortgage-backed securities, including primarily floating-rate and fixed-rate collateralized mortgage obligations. A portion of these mortgage-backed securities is directly insured or guaranteed by Freddie Mac and Fannie Mae. Waypoint Financial also maintains a substantial investment in "private label" collateralized mortgage obligations (i.e., non-agency collateralized mortgage obligations). Private-issue collateralized mortgage obligations carry higher credit risks than collateralized mortgage obligations insured or guaranteed by agencies of the U.S. Government. Waypoint Financial invests only in private-issue collateralized mortgage obligations rated "AA" or better at the time of purchase and management believes the higher yields associated with these instruments have amply compensated Waypoint Financial for the incremental increase in risks assumed relative to investments in U.S. Government-backed collateralized mortgage obligations. At December 31, 2000, Waypoint Financial did not own any investment or mortgage-backed securities of a single issuer, other than U. S. Government and agency securities, which had an aggregate book value in excess of 10% of its capital.

     Waypoint Financial invests in a large variety of mortgage-backed securities, including balloon and fixed-rate certificates. Waypoint Financial generally purchases short-term or planned amortization class collateralized mortgage obligations. Waypoint Financial also maintains a significant portfolio of tax-advantaged instruments. The remainder of the investment portfolio is invested in corporate bonds, primarily investment grade Trust-Preferred issues of major financial institutions rated by Standard & Poors or Moody's.

            Waypoint Financial's investment policy permits it to be a party to financial instruments with off-balance sheet risk in the normal course of business in order to manage interest rate risk. The investment policy authorizes Waypoint Financial to be involved in and purchase various types of derivative transactions and products, including interest rate swap, cap and floor agreements. Waypoint Financial also occasionally uses total return swap agreements to hedge against the decline in the market value of a specifically identified pool of fixed-rate construction loans that are to be sold upon their conversion to long-term mortgage loans. In addition, Waypoint Financial occasionally uses callable interest rate swaps matched against callable certificates of deposit.

            All of Waypoint Financial's securities and mortgage-backed securities carry market risk insofar as increases in market rates of interest may cause a decrease in their market values. They also carry pre-payment risk, insofar as they may be called or repaid before maturity in times of low market interest rates, so that Waypoint Financial may have to invest the funds at a lower interest rate. The marketable equities securities portfolio also carries equity-price risk in that, if equity prices decline due to unfavorable market conditions or other factors, Waypoint Financial's capital would decrease.

            The following table sets forth the amortized cost and fair value of investments mortgage-backed and other interest-earning securities at the dates indicated.


                                                                      At December 31,
                                            ------------------------------------------------------------------
                                                            2000                             1999
                                            -------------------------------- ---------------------------------
                                                 Amortized         Fair           Amortized          Fair
                                                   Cost            Value            Cost             Value
                                            --------------- ---------------- ---------------- ----------------
                                                                                (Dollars in Thousands)
Held to maturity:
  U.S. Government and agencies............ $       3,500    $         3,513  $         3,500  $         3,421
   Corporate bonds........................        19,054             18,064           19,018           18,506
   GNMA mortgage-backed
       securities.........................           155                163              171              178
                                           -------------    ---------------  ---------------  ---------------
      Total securities held-to-maturity... $      22,709    $        21,740  $        22,689  $        22,105
                                           =============    ===============  ===============  ===============


Available for sale:
   U.S. Government and agencies........... $     491,998    $       482,430  $       535,470  $       504,730
   Corporate bonds........................        63,609             58,657           63,352           59,826
   Municipal securities...................        69,119             71,461           63,980           63,492
   Equity securities......................       150,891            154,715          152,575          154,320
   Asset-backed securities................             -                  -                -                -
Mortgage-backed securities:
   Agency PCs & CMOs......................       475,735            464,148          398,356          390,326
   Private issue CMOs.....................       629,795            623,461          473,170          452,704
                                           -------------    ---------------  ---------------  ---------------
      Total mortgage-backed securities....     1,105,530          1,087,609          871,526          843,030
                                           -------------    ---------------  ---------------  ---------------
      Total securities available for sale. $   1,881,147    $     1,854,872  $     1,686,903  $     1,625,398
                                           =============    ===============  ===============  ===============
Other interest-earning securities:
   FHLB daily investment.................. $      25,434    $        25,434  $        37,289  $        37,289
                                           -------------    ---------------  ---------------  ---------------
      Total marketable securities and
        interest-earning investments...... $   1,929,290    $     1,902,046  $     1,746,881  $     1,684,792
                                           =============    ===============  ===============  ===============


                                                     At December 31,
                                                         1998
                                           --------------------------------
                                                Amortized       Fair
                                                  Cost          Value
                                           ---------------- ---------------
                                                (Dollars in Thousands)
Held to maturity:
  U.S. Government and agencies............ $         3,498      $  3,484
   Corporate bonds........................          18,903        18,920
   GNMA mortgage-backed
       securities.........................             217           231
                                           ---------------  ------------
      Total securities held-to-maturity... $        22,618     $  22,635
                                           ===============  ============


Available for sale:
   U.S. Government and agencies........... $       462,997    $  461,052
   Corporate bonds........................         148,731       142,240
   Municipal securities...................         113,557       119,233
   Equity securities......................         160,754       170,655
   Asset-backed securities................          15,146        15,661
   Mortgage-backed securities:
   Agency PCs & CMOs......................         315,038       315,015
   Private issue CMOs.....................         355,199       354,648
                                           ---------------  ------------
      Total mortgage-backed securities....         670,237       669,663
                                           ---------------  ------------
      Total securities available for sale.       1,571,422     1,578,504
                                           ===============  ============
Other interest-earning securities:
   FHLB daily investment..................          22,646        22,646
                                           ---------------  ------------
      Total marketable securities and
        interest-earning investments...... $     1,616,686  $  1,623,785
                                           ===============  ============

Investment Portfolio Maturities

            The following table sets forth information regarding the scheduled maturities, carrying values, and average yields for Waypoint Financial's investment securities at December 31, 2000.

                                                                     At December 31,2000
                                                   ---------------------------------------------------------
                                                             One Year                  After One Through
                                                              or Less                     Five Years
                                                   ---------------------------   ---------------------------
                                                                    Weighted                    Weighted
                                                     Amortized       Average       Amortized       Average
                                                       Cost           Yield          Cost           Yield
                                                   ------------   ------------   ------------   ------------

Held to maturity:
  U.S. government and
       agency obligations.......................   $         -            -      $      3,500        6.75%
  Corporate bonds...............................             -            -             4,907        7.52
  Mortgage-backed securities (3)(4):
   GNMA PCs.....................................           133         8.77%               22        8.86
                                                   -----------         ----      ------------        ----
  Total mortgage-backed securities..............           133         8.77                22        8.86
                                                   -----------         ----      ------------        ----
  Total securities held to maturity.............           133         8.77             8,429        7.20
                                                   -----------         ----      ------------        ----

Available for sale:
   U.S. government and
       agency obligations.......................         1,620         6.33           111,952        6.09
  Corporate bonds...............................             -         0.00                 -        0.00
Municipal securities (2)........................             -         0.00                 -        0.00
Equity (1), (2).................................             -         0.00                 -        0.00
  Mortgage-backed securities (3)(4):
    Agency CMOs (5).............................         9,886         7.58            47,149        7.58
     Private issue CMOs.........................        11,414         7.41            54,114        7.41
                                                   -----------         ----      ------------        ----
  Total mortgage-backed securities..............        21,300         7.49           101,263        7.49
                                                   -----------         ----      ------------        ----
  Total securities available for sale...........        22,920         7.41           213,215        6.75
                                                   -----------         ----      ------------        ----
Total marketable securities.....................   $    23,053         7.42%     $    221,644        6.77%
                                                   ===========         ====      ============        ====

                                                                At December 31, 2000
                                                     ---------------------------------------------------------
                                                          After Five Through
                                                               Ten Years                  Over Ten Years
                                                     ---------------------------   ---------------------------
                                                                      Weighted                     Weighted
                                                       Amortized       Average       Amortized       Average
                                                         Cost           Yield          Cost           Yield
                                                     ------------   ------------   ------------   ------------
                                                               (Dollars in Thousands)
Held to maturity:
  U.S. government and
       agency obligations.......................     $          -          -        $         -
      0.00%
  Corporate bonds...............................                -          -             14,147        7.52%
  Mortgage-backed securities (3)(4):
   GNMA PCs.....................................                -          -                  -        0.00
                                                     ------------       ----        -----------        ----
  Total mortgage-backed securities..............                -          -                  -        0.00
                                                     ------------       ----        -----------        ----
  Total securities held to maturity.............                -          -             14,147        7.52
                                                     ------------       ----        -----------        ----

Available for sale:
   U.S. government and
       agency obligations.......................          298,478       6.44             79,948        7.28
  Corporate bonds...............................                -       0.00             63,609        7.44
Municipal securities (2)........................              995       5.40             68,124        5.69
Equity (1), (2).................................                -       0.00            150,891        6.46
  Mortgage-backed securities (3)(4):
    Agency CMOs (5).............................           57,601       7.61            361,100        7.60
     Private issue CMOs.........................           81,932       7.43            482,334        7.37
                                                     ------------       ----        -----------        ----
  Total mortgage-backed securities..............          139,533       7.50            843,434        7.47
                                                     ------------       ----        -----------        ----
  Total securities available for sale...........          439,006       6.77          1,206,006        7.23
                                                     ------------       ----        -----------        ----
Total marketable securities.....................     $    439,006       6.77%       $ 1,220,153        7.23%
                                                     ============       ====        ===========        ====

                                                                At December 31, 2000
                                                        ------------------------------------------
                                                                           Total
                                                        ------------------------------------------
                                                                                        Weighted
                                                          Amortized       Market         Average
                                                            Cost           Value          Yield
                                                        ------------   ---------   ---------------

Held to maturity:
  U.S. government and
       agency obligations.......................        $      3,500   $     3,513      6.75%
  Corporate bonds...............................              19,054        18,064      7.52
  Mortgage-backed securities (3)(4):
   GNMA PCs.....................................                 155           163      8.79
                                                     ---------------  -------------     ----
  Total mortgage-backed securities..............                 155           163      8.79
                                                     ---------------  -------------     ----
  Total securities held to maturity.............              22,709        21,740      7.41
                                                     ---------------  -------------     ----

Available for sale:
   U.S. government and
       agency obligations.......................             491,998        482,430     6.49
  Corporate bonds...............................              63,609         58,657     7.44
Municipal securities (2)........................              69,119         71,461     5.68
Equity (1), (2).................................             150,891        154,715     6.46
  Mortgage-backed securities (3)(4):
     FNMA PCs...................................                   9              9     3.07
    Agency CMOs (5).............................             475,726        464,139     7.60
     Private issue CMOs.........................             629,795        623,461     7.39
                                                     ---------------  -------------     ----
  Total mortgage-backed securities..............           1,105,530      1,087,609     7.48
                                                     ---------------  -------------     ----
  Total securities available for sale...........           1,881,147      1,854,872     7.07
                                                     ---------------  -------------     ----
Total marketable securities.....................     $     1,903,856  $   1,876,612     7.08%
                                                     ===============  =============     ====

------------------
(1)  Includes FHLMC, FNMA and FHLB stocks.
(2) The yield on municipal obligations and certain equity issues have not been computed on a tax equivalent basis.
(3) Based on current prepayment trends, $945.1 million of mortgage-backed securities are anticipated to prepay or reprice within three years.
(4) Amortized cost on mortgage-backed securities include scheduled principal repayments in each period.
(5)  Includes Freddie Mac, Fannie Mae and Ginnie Mae CMOs.

Sources of Funds

     General. Deposits are the primary source of Waypoint Financial's funds for lending and other investment purposes. In addition to deposits, Waypoint Financial obtains funds from the amortization and prepayment of loans and mortgage-backed securities, the sale or maturity of loans or investment securities, operations, advances from the Federal Home Loan Bank of Pittsburgh and other borrowings. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by market interest rates. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources or on a longer term basis for general business purposes. Waypoint Financial has used wholesale funding sources such as Federal Home Loan Bank advances to support an investment leveraging strategy for the purpose of increasing interest income and increasing return on equity.

     Deposits. Consumer and commercial deposits are obtained primarily from Waypoint Financial's primary market area through the offering of a broad selection of deposit instruments including checking, regular savings, money market deposits and time deposits, including certificate of deposit accounts and individual retirement accounts. The maturities of Waypoint Financial's certificate of deposit accounts ranges from 30 days to 10 years. In addition, Waypoint Financial offers a variety of commercial business products to small businesses operating within its primary market area. Currently Waypoint Financial does not generally negotiate interest rates to attract jumbo certificates, but accepts deposits of $100,000 or more based on posted rates with certain discretion given to branch managers and the funding desk manager. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit, limits on the number of transactions, and the interest rate, among other factors. Waypoint Financial regularly evaluates the internal cost of funds, surveys rates offered by competing institutions, reviews Waypoint Financial's cash flow requirements for lending, monitors deposit withdrawal trends and liquidity and changes the rates offered as appropriate.

     While Waypoint Financial does not generally solicit funds outside its primary market area, it does accept brokered deposits as liquidity demands require and costs are favorable versus wholesale borrowing alternatives. Included in Waypoint Financial's time deposits at December 31, 2000, 1999, and 1998 were $127.9 million, $77.1 million, and $50.0 million, respectively, of brokered deposits.

     Average Balance and Costs of Deposits. The following table sets forth the amount, percentage represented by such amount, and weight average rate paid on Waypoint Financial's deposits.

                                                                        For the Years Ended December 31,

                              -----------------------------------------------------------------------------------------------------
                                          2000                            1999                         1998
                              -----------------------------------------------------------------------------------------------------
                                                                    (Dollars in thousands)
                                                   Weighted                        Weighted                          Weighted
                                Average            Average     Average             Average      Average              Average

                                Amount     Percent   Cost      Amount     Percent    Cost       Amount     Percent     Cost
                               ---------  -------- --------  ----------  --------- ---------  ----------  ---------  ---------
Savings Deposit                 $184,404     7.02%   2.52%     $186,197     7.77%     2.21%     $ 206,446     9.27%    2.30%
Time Deposits                  1,643,535    62.59    5.75     1,431,720    59.77      5.40      1,339,026    60.16     5.51
NOW and money market accounts    798,006    30.39    3.25       777,511    32.46      3.00        680,376    30.57     3.22
                              ----------  -------    -----   ----------  -------     -----     ----------  -------    -----
Total                         $2,625,945  100.00%    4.76%   $2,395,428  100.00%      4.37%    $2,225,848  100.00%     4.51%
                              ==========  =======    ====    ==========  =======      ====     ==========  =======     ====

     Deposits Flow. The following table summarizes the deposit activity for the periods indicated.

                                                                                           Year Ended December 31,

                                                                        ---------------         ---------------      ---------------

                                                                              2000                    1999                 1998

                                                                        ---------------         ---------------      ---------------

                                                                                                (In Thousands)

Beginning balance........................................            $     2,544,598         $     2,320,632         $     2,212,015
                                                                     ---------------         ---------------         ---------------
Increase before interest credit..........................                     24,371                  82,254                   9,488
Interest credited........................................                    124,135                 104,439                  99,129
Purchased Deposits (1).......................................                      -                  37,273                       -
                                                                     ---------------         ---------------         ---------------
Net increase.............................................                    148,506                 223,966                 108,617
Pooling Adjustment to conform
   accounting years......................................                    (67,384)                      -                       -
                                                                     ----------------        ---------------         ---------------

   Ending balance........................................            $     2,625,720         $     2,544,598         $     2,320,632
                                                                     ===============         ===============         ===============


(1) During 1999, Waypoint Financial acquired a branch in Lebanon County Pennsylvania. A deposit premium intangible totaling $3.3 million was recorded on this purchase.

            Time Deposits by Maturity Schedule. The following table sets forth the amount and maturities of certificates of deposit at December 31, 2000.

                                                                          Amount Due
                                     ------------------------------------------------------------------------------------
                                         Less Than         1-2               2-3            After 3
          Weighted Average Rate          One Year         Years             Years            Years            Total
   --------------------------------- ----------------- -------------- ----------------- ---------------- ----------------
                                                                            (In Thousands)

4% or less...........................  $         7,596  $          34  $             28  $             -  $         7,658
4.01 - 6.00%.........................          426,431         71,296            49,887           24,691          572,305
6.01 - 8.00%.........................          500,350        265,263           124,787          163,813        1,054,213
                                       ---------------  -------------  ----------------  ---------------  ---------------
  Total..............................  $       934,377  $     336,593  $        174,702  $       188,504  $     1,634,176
                                       ===============  =============  ================  ===============  ===============

     Certificates of Deposit of $100,000 and More. The following table presents information as of December 31, 2000, regarding Waypoint Financial's certificates of deposit and other time deposits of $100,000 or more by time remaining until maturity and weighted average rate.


                                                               Weighted
                                                                Average
                                             Amount (1)           Rate
                                          ---------------     ---------
Three months or less....................  $        63,154          6.05%
Over three months through six months....           33,729          6.45
Over six months through twelve months...           59,873          6.14
Over twelve months......................           84,716          6.53
                                          ---------------     ---------
  Total.................................  $       241,472          6.30%
                                          ===============     =========
------------------
(1) Excludes brokered certificates of deposits.

     Borrowings. In recent years, Waypoint Financial has borrowed from wholesale sources including primarily the Federal Home Loan Bank system to support an investment leveraging strategy and to supplement funding provided by customer deposits. The objective of the investment leveraging strategy is to increase net interest income and return on equity by deploying excess capital into interest-earning investments. However, this strategy reduces net interest margins due to the higher cost of non-deposit funds as compared to core deposits. A significant portion of Waypoint Financial's wholesale borrowings are placed with the Federal Home Loan Bank of Pittsburgh.

     The Federal Home Loan Bank functions as a central reserve bank providing credit for Waypoint Financial and other member financial institutions. As a member, Waypoint Financial is required to own capital stock in the Federal Home Loan Bank and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of a member institution's net worth or on the Federal Home Loan Bank's assessment of the institution's creditworthiness. Waypoint Financial's maximum borrowing capacity with the Federal Home Loan Bank totaled $2.069 billion at December 31, 2000, with remaining available capacity totaling $634.2 million.

     Waypoint Financial has entered into sales of securities under agreements to repurchase with nationally-recognized securities dealers. Reverse repurchase agreements are accounted for as borrowings by Waypoint Financial and are secured by designated investment securities. The proceeds of these transactions are used to purchase investments yielding a higher rate than the borrowed funds and to meet cash flow needs of Waypoint Financial. Waypoint Financial intends to use these agreements in the future when management believes it is prudent to do so.

     The following table sets forth information regarding borrowings by Waypoint Financial at or for the dates indicated.

                                                                          At or for Years Ended December 31,
                                                               ----------------------------------------------------------
                                                                    2000                 1999                   1998
                                                               --------------       ----------------    -----------------
                                                                                       (In Thousands)

Outstanding at end of period:
   FHLB .................................................        $1,434,806            $  904,660            $  772,592
   Repurchase agreements ................................           189,853               568,200               409,961
   ESOP and other........................................               670                15,530                   663
                                                                 ----------            ----------            ----------
      Total .............................................        $1,625,329            $1,488,390            $1,183,216
                                                                 ==========            ==========            ==========
Weighted average rate at end of period:
   FHLB .................................................              6.24%                 5.63%                 5.32%
   Repurchase agreements ................................              5.71                  6.25                  5.35
   ESOP and other........................................              9.77                  8.42                  8.50
      Total .............................................              6.18%                 5.90%                 5.33%

Maximum amount outstanding at any
   month-end
  During the period:
   FHLB .................................................        $1,434,806            $1,007,479            $  746,543
   Repurchase agreements ................................           313,000               643,324               444,412
   ESOP and other........................................            15,663                15,663                   794
                                                                 ----------            ----------            ----------
      Total .............................................        $1,763,469            $1,666,466            $1,191,749
                                                                 ==========            ==========            ==========
Average amount outstanding during the period:
   FHLB .................................................        $1,361,786            $  931,636            $  670,630
   Repurchase agreements ................................           204,664               500,304               361,888
   ESOP and other........................................             5,297                 8,170                 1,177
                                                                 ----------            ----------            ----------
      Total .............................................        $1,571,747            $1,440,110            $1,033,695
                                                                 ==========            ==========            ==========
Weighted average rate during the period:
   FHLB .................................................              6.40%                 5.40%                 5.40%
   Repurchase agreements ................................              5.68                  5.60                  5.77
   ESOP and other........................................              8.68                  8.14                  8.14
      Total .............................................              6.31%                 5.51%                 5.68%

Subsidiary Activities

     Waypoint Financial conducts its business activities primarily through its wholly owned subsidiary Waypoint Bank, and the following wholly-owned subsidiaries:

     Waypoint Financial Investment Corporation. Waypoint Financial Investment Corporation was incorporated in 2000 and manages certain investments on behalf of Waypoint Financial.

     New Service Corporation. New Service Corporation primarily engages in land acquisition, development, and construction projects.

     Waypoint Service Corporation. Waypoint Service Corporation primarily owns office facilities that it leases to Waypoint Bank and affiliates, and is also engaged in land acquisition, development, and construction of future branch locations.

     Waypoint Brokerage Services, Inc. Waypoint Brokerage Services, Inc. was incorporated in 1987 and is a discount securities brokerage subsidiary that provides financial services to customers of Waypoint Bank and the general public.

     Waypoint Insurance Services, Inc. Waypoint Insurance Services Inc. was incorporated in 1992 and is primarily engaged in providing credit life and health insurance products to certain Waypoint Bank loan customers, employee group benefit plans, as well as providing a wide variety of life insurance products to the retail market.

     Owen Insurance Inc. Owen Insurance Inc. was acquired by Waypoint Financial in 2000 and is a full-service insurance agency that provides a variety of commercial and retail property and casualty insurance services. Owen Insurance Inc. also provides a wide variety of life and other insurance products to Waypoint Bank customers and the general public.

     Advanced Real Estate Associates. Advanced Real Estate Associates operates primarily through its wholly-owned subsidiary Y. F. Settlement Services, Inc., which primarily engages in providing settlement services in real estate transactions to customers of Waypoint Bank and to the general public.

     Lenders Support Group Inc. Lenders Support Group Inc. is inactive and its operations were discontinued in 1998 and its net worth was negligible as of December 31, 2000.

     Waypoint Financial's wholly-owned financial institution subsidiary Waypoint Bank, in addition to its own banking operations, also conducts business activities through its direct subsidiaries as follows:

     Harris Delaware Corporation. Harris Delaware Corporation was incorporated in 1995 and manages certain investments in marketable securities on behalf of Waypoint Bank.

     York Financial Investment Corporation. York Financial Investment Corporation was incorporated in 1997 and engages in investment management services for Waypoint Bank.

     H. S. Service Corporation. H. S. Service Corporation was incorporated in 1974 and operates joint ventures engaged in residential real estate development.

     First Harrisburg Service Corporation. First Harrisburg Service Corporation was incorporated in 1972 and is mainly involved with title, life, annuity and other insurance activities. It also serves as the holding company for Second Harrisburg Service Corporation, an inactive real estate company.

            The two remaining subsidiaries, C.B.L. Service Corporation and AVSTAR Mortgage Corporation currently are inactive and have negligible assets and liabilities. Waypoint Bank had originated VA/FHA and sub-prime loans through AVSTAR Mortgage Corporation, its mortgage subsidiary, until 1999 when these operations were discontinued.

                                  REGULATION

     Waypoint Bank is examined and supervised extensively by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. Under federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy assets, management, earnings, liquidity and sensitivity to market interest rates. Following completion of their examination, the federal agency critiques the institution's operations and assigns a rating (this is known as an institution's CAMELS). Under federal law, an institution may not disclose its CAMELS rating to the public. However, Waypoint Bank has been advised that it is not the subject of regulatory concern as a result of examinations by the Office of Thrift Supervision or the Federal Deposit Insurance Corporation of Waypoint Bank's predecessors Harris Savings Bank and York Federal Savings and Loan Association. Waypoint Bank is also a member of, and owns stock in, the Federal Home Loan Bank of Pittsburgh, which is one of the twelve regional banks in the Federal Home Loan Bank System. This regulation and supervision limits the activities in which Waypoint Bank may engage. Waypoint Bank is also regulated to a lesser extent by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters. The Office of Thrift Supervision examines Waypoint Bank and prepares reports for the consideration of its board of directors on any operating deficiencies. Waypoint Bank's relationship with its depositors and borrowers is also regulated to a great extent by both federal and state laws, especially in matters concerning the ownership of savings accounts and the form and content of Waypoint Bank's mortgage documents. Any change in this regulation, whether by the Federal Deposit Insurance Corporation, Office of Thrift Supervision, or Congress, could have a material adverse impact on Waypoint Financial and Waypoint Bank and their operations.

Federal Regulation of Savings Institutions

            Business Activities. The activities of federal savings banks are subject to extensive regulation, including restrictions or requirements with respect to loans to one borrower, the percentage of non-mortgage loans or investments to total assets, capital distributions, permissible investments and lending activities, liquidity, transactions with affiliates and community reinvestment. In particular, many types of loans, such as commercial real estate, commercial business and consumer loans, are limited to a specific percentage of capital or assets. The description of statutory provisions and regulations applicable to savings associations set forth herein does not purport to be a complete description of these statutes and regulations and their effect on Waypoint Bank.

     Capital Requirements. The Office of Thrift Supervision capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS financial institution rating system),and together with the risk-based capital standard, a 4% Tier 1 risk-based capital standards. In general, institutions must deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

     The risk-based capital standards for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weighted factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset. Core (tier
1) capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

     The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the Office of Thrift Supervision has deferred implementation of the interest rate risk capital charge. At December 31, 2000, Waypoint Bank met each of its capital requirements.

     Loans to One Borrower. Federal savings associations generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus on an unsecured basis. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. As of December 31, 2000, Waypoint Bank was in compliance with its loans-to-one-borrower limitations.

     Qualified Thrift Lender Test. As a federal savings association, Waypoint Bank is required to satisfy a qualified thrift lender test whereby it must maintain at least 65% of its "portfolio assets" in "qualified thrift investments," which consist primarily of residential mortgages and related investments, including mortgage-backed and related securities. "Portfolio assets" generally means total assets less specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used to conduct business. A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. As of December 31, 2000, Waypoint Bank met the qualified thrift lender test.

     Capital Distributions. OTS regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution. A savings institution must file an application for OTS approval of a capital distribution if either (1) the total capital distributions for the applicable calendar year exceed the sum of the institution's net income for that year to date plus the institution's retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or OTS-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings. If an application is not required to be filed, savings institutions which are a subsidiary of a holding company, as well as certain other institutions, must still file a notice with the OTS at least 30 days before the board of directors declares a dividend or approves a capital distribution.

     Any additional capital distributions would require prior OTS approval. If Waypoint Bank's capital falls below its required levels or the Office of Thrift Supervision notifies it that it is in need of more than normal supervision, Waypoint Bank's ability to make capital distributions could be restricted. In addition, the Office of Thrift Supervision may prohibit a proposed capital distribution by any institution, which would otherwise be permitted by regulation, if the Office of Thrift Supervision determines that the distribution would constitute an unsafe or unsound practice.

     Liquidity. Waypoint Bank is required to maintain an average daily balance of specified liquid assets equal to a quarterly average of not less than a specified percentage of its net withdrawable deposit accounts plus borrowings payable in one year or less. The current requirement is 4%. Waypoint Bank's average liquidity ratio for the quarter ended December 31, 2000 exceeded the applicable requirements.

     Community Reinvestment Act and Fair Lending Laws. Federal savings banks have a responsibility under the Community Reinvestment Act and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution's failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities, and failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies and the Department of Justice. Waypoint Bank received a satisfactory Community Reinvestment Act rating under the current Community Reinvestment Act regulations in its most recent federal examination.

     Transactions with Related Parties. Waypoint Bank's authority to engage in transactions with related parties or "affiliates" or to make loans to specified insiders, is limited by Sections 23A and 23B of the Federal Reserve Act. The term "affiliates" for these purposes generally means any company that controls or is under common control with an institution, including Waypoint Financial Corp. and its non-savings institution subsidiaries. Section 23A limits the aggregate amount of certain "covered" transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of covered transactions with all affiliates to 20% of the savings institution's capital and surplus. Covered transactions with affiliates are required to be secured by collateral in an amount and of a type described in
Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B provides that covered transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

     Waypoint Bank's authority to extend credit to executive officers, directors and 10% stockholders, as well as entities controlled by these persons, is currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and also by Regulation O. Among other things, these regulations generally require these loans to be made on terms substantially the same as those offered to unaffiliated individuals and do not involve more than the normal risk of repayment. However, recent regulations now permit executive officers and directors to receive the same terms through benefit or compensation plans that are widely available to other employees, as long as the director or executive officer is not given preferential treatment compared to other participating employees. Regulation O also places individual and aggregate limits on the amount of loans Waypoint Bank may make to these persons based, in part, on Waypoint Bank's capital position, and requires approval procedures to be followed. At December 31, 2000, Waypoint Bank was in compliance with these regulations.

     Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over savings institutions and has the authority to bring enforcement action against all "institution-related parties," including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institutions, receivership, conservatorship or the termination of deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The Federal Deposit Insurance Corporation also has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take such action under specified circumstances.

     Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe for all insured depository institutions standards relating to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and such other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted Interagency Guidelines Prescribing Standards for Safety and Soundness to implement the safety and soundness standards required under the Federal law. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan.

Prompt Corrective Regulatory Action

     Under the Office of Thrift Supervision Prompt Corrective Action regulations, the Office of Thrift Supervision is required to take supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's level of capital. Generally, a savings institution that has total risk-based capital of less than 8.0% or a leverage ratio or a Tier 1 core capital ratio that is less than 4.0% is considered to be undercapitalized. A savings institution that has the total risk-based capital less than 6.0%, a Tier 1 core risk-based capital ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be "critically undercapitalized." Generally, the applicable Banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date an institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, numerous mandatory supervisory actions become immediately applicable to the institution, including, but not limited to, restrictions on growth, investment activities, capital distributions, and affiliate transactions. The Office of Thrift Supervision could also take any one of a number of discretionary supervisory actions against undercapitalized institutions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Insurance of Deposit Accounts

     The Federal Deposit Insurance Corporation has adopted a risk-based deposit insurance assessment system. The Federal Deposit Insurance Corporation assigns an institution to one of three capital categories, based on the institution's financial information, as of the reporting period ending seven months before the assessment period, and one of three supervisory subcategories within each capital group. The three capital categories are well capitalized, adequately capitalized and undercapitalized. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the Federal Deposit Insurance Corporation by the institution's primary federal regulator and information which the Federal Deposit Insurance Corporation determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. The Federal Deposit Insurance Corporation is authorized to raise the assessment rates. The Federal Deposit Insurance Corporation has exercised this authority several times in the past and may raise insurance premiums in the future. If this type of action is taken by the Federal Deposit Insurance Corporation, it could have an adverse effect on the earnings of Waypoint Bank.

Federal Home Loan Bank System

     The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. Waypoint Bank, as a member of the Federal Home Loan Bank of Pittsburgh, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of December 31, 2000, Waypoint Bank was in compliance with this requirement. The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members.

Federal Reserve System

     The Federal Reserve Board regulations require savings institutions to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 2000, Waypoint Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the Office of Thrift Supervision.

Holding Company Regulation

     Waypoint Financial is a non-diversified unitary savings and loan holding company, subject to regulation and supervision by the Office of Thrift Supervision. A non-diversified unitary savings and loan holding company is a savings and loan holding company which controls only one subsidiary savings association and which together with all related activities represented more than 50% of the holding company's consolidated net worth. In addition, the Office of Thrift Supervision has enforcement authority over Waypoint Financial and its non-savings institution subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a risk to the subsidiary savings institution.

     Under prior law, a unitary savings and loan holding company was not generally restricted as to the types of business activities in which it may engage, provided that its subsidiary savings bank continued to be a qualified thrift lender. The Gramm-Leach-Bliley Act of 1999, however, restricts unitary savings and loan holding companies not existing or applied for before May 4, 1999 to activities permissible for financial holding companies under the law or for multiple savings and loan holding companies. Waypoint Financial will not qualify to be grandfathered and will be limited to the activities permissible for financial holding companies or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain additional activities authorized by Office of Thrift Supervision regulation.

     Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring another savings institution or holding company thereof, without prior written approval of the Office of Thrift Supervision. It also prohibits the acquisition or retention of, with specified exceptions, more than 5% of a non-subsidiary savings institution, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by Federal law; or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision must consider the financial and managerial resources, future prospects of Waypoint Bank and institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

Prospective Regulation and Legislation

     Regulations that affect Waypoint Bank and Waypoint Financial, on a daily basis, may be changed at any time, and the interpretation of the relevant law and regulations may also change because of new interpretations by the authorities who administer those laws and regulations. Any change in the regulatory structure or the applicable statutes or regulations, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or the U.S. Congress, could have a material impact of the business and operations of Waypoint Bank and Waypoint Financial Corp.

     Legislation enacted several years ago provided that the Bank Insurance Fund and the Savings Association Insurance Fund would have merged on January 1, 1999 if there were no savings associations as of that date. Congress did not enact legislation eliminating the savings association charter by that date and accordingly, the Bank Insurance Fund and the Savings Association Insurance Fund have not been merged, and we are unable to predict whether such funds will eventually be merged and what effect, if any, that may have on our business.

                                    TAXATION

Federal Taxation

     For federal income tax purposes, Waypoint Financial and its subsidiaries file a consolidated federal income tax return on a calendar year basis, using the accrual method of accounting.

     As a result of the enactment of the Small Business Job Protection Act of 1996, all savings banks and savings associations may convert to a commercial bank charter, diversify their lending, or be merged into a commercial bank without having to recapture any of their pre-1988 tax bad debt reserve accumulations. However, transactions that would require recapture of the pre-1988 tax bad debt reserve include redemption of Waypoint Bank's stock, payment of dividends or distributions in excess of earnings and profits, or failure by the institution to qualify as a bank for federal income tax purposes. At December 31, 2000, Waypoint Bank had a balance of approximately $43.7 million of pre-1988 bad debt reserves. A deferred tax liability has not been provided on this amount as management does not intend to make distributions, redeem stock or fail certain bank tests that would result in recapture of the reserve.

     Deferred income taxes arise from the recognition of items of income and expense for tax purposes in years different from those in which they are recognized in the consolidated financial statements. Waypoint Financial Corp. accounts for deferred income taxes by the asset and liability method, applying the enacted statutory rates in effect at the balance sheet date to differences between the book basis and the tax basis of assets and liabilities. The resulting deferred-tax liabilities and assets are adjusted to reflect changes in the tax laws.

     Waypoint Financial is subject to the corporate alternative minimum tax to the extent it exceeds Waypoint Financial's regular income tax for the year. The alternative minimum tax will be imposed at the rate of 20% of a specially computed tax base. Included in this base are a number of preference items, including interest on certain tax-exempt bonds issued after August 7, 1986, and an "adjusted current earnings" computation which is similar to a tax earnings and profits computation. In addition, for purposes of the alternative minimum tax, the amount of alternative minimum taxable income that may be offset by net operating losses is limited to 90% of alternative minimum taxable income.

State Taxation

     Waypoint Financial is subject to the Pennsylvania corporate net income tax and capital stock and franchise tax. The corporate net income tax rate for 2000 is 9.99% and is imposed on Waypoint Financial's unconsolidated taxable income for federal purposes with certain adjustments. In general, the capital stock tax is a property tax imposed at the rate of approximately .9% of a corporation's capital stock value, which is determined in accordance with a fixed formula based upon average net income and net worth.

     Waypoint Bank is subject to the Pennsylvania Mutual Thrift Institutions Tax Act, which taxes net earnings, determined in accordance with generally accepted accounting principles, with some adjustments, at an annual rate of 11.5%. The Mutual Thrift Institutions Tax Act exempts Waypoint Bank from all other taxes imposed by the Commonwealth of Pennsylvania for state income tax purposes, and from all local taxation imposed by political subdivisions, except taxes on real estate and real estate transfers. In computing net earnings, the Mutual Thrift Institutions Tax Act allows for the deduction of interest earned on state and federal securities, while disallowing a percentage of a thrift's interest expense deduction in the proportion of interest income on those securities to the overall interest income of the savings bank. Net operating losses, if any, thereafter can be carried forward three years.

ITEM 2.     Properties

     Waypoint Financial currently conducts its business through its main office located in Harrisburg, Pennsylvania and 58 additional full-service offices. The aggregate net book value of Waypoint Financial's premises and equipment was $49.8 million at December 31, 2000.

     Waypoint Financial's accounting and record keeping activities are maintained on an in-house data processing system. Waypoint Financial owns data processing equipment it uses for its internal processing needs. The net book value of such data processing equipment and related software at December 31, 2000 was $4.8 million.

ITEM 3.     Legal Proceedings

     There are various claims and lawsuits in which Waypoint Financial is periodically involved incident to Waypoint Financial's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

ITEM 4.     Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of stockholders during the fourth quarter of the year under report.

                                     PART II

ITEM 5.     Market for Common Equity and Related Stockholder Matters

     Waypoint Financial common stock trades on the Nasdaq National Market under the symbol "WYPT." As of March 16, 2001, Waypoint Financial had 8,423 stockholders of record. The following table sets forth the high and low sales price for Waypoint Financial common stock and, prior to October 17, 2000, Harris Financial common stock, and the cash dividends per share for the periods indicated. The information has been adjusted to reflect the October 17, 2000 exchange of .7667 shares of Waypoint Financial for each share of Harris Financial, in Harris Financial, MHC's mutual-to-stock conversion, and has been obtained from monthly statistical summaries provided by the Nasdaq Stock Market.

See Note 3 of the Notes to Consolidated Financial Statements for more discussion of Waypoint Financial's stock conversion, stock offering, and acquisition by merger of York Financial.

                                      High         Low
                                     Sales        Sales        Cash Dividend
Year ended December 31, 2000         Price        Price      Declared per share
----------------------------         -----        -----      ------------------
Quarter ended December 31           $ 11.00     $   8.97         $  .0908
Quarter ended September 30          $ 10.60     $   7.99         $  .0743
Quarter ended June 30               $  9.37     $   7.83         $  .0747
Quarter ended March 31              $ 10.35     $   7.83         $  .0742


Year ended December 31, 1999
----------------------------
Quarter ended December 31          $  14.51     $   9.05         $  .0865
Quarter ended September 30         $  16.47     $  11.74         $  .0791
Quarter ended June 30              $  16.63     $  13.04         $  .0785
Quarter ended March 31             $  19.56     $  15.65         $  .0800


     Payment of dividends on Waypoint Financial's common stock is subject to determination and declaration by the Board of Directors and depends upon a number of factors, including capital requirements, regulatory limitations on the payment of dividends, Waypoint Financial's results of operations and financial condition, tax considerations and general economic conditions. No assurance can be given that dividends will be declared or, if declared, what the amount of dividends will be, or whether such dividends, once declared, will continue.

ITEM 6.     Selected Financial Data

                 SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

          The following tables set forth selected consolidated historical financial and other data of Waypoint Financial Corp. (Waypoint Financial) and its subsidiaries for the periods and at the dates indicated. The information is derived in part from, and should be read together with, the Consolidated Financial Statements and Notes thereto of Waypoint Financial contained elsewhere herein.

                                                                                     At December 31,
                                                           --------------------------------------------------------------------
                                                               2000         1999          1998         1997          1996
                                                               ----         ----          ----         ----          ----
                                                                                     (In Thousands)
Selected Financial Condition Data:
Total assets                                                 $4,758,186    $4,366,920   $3,862,095    $3,436,749    $2,930,515
Loans receivable, net                                         2,591,527     2,439,194    1,960,835     1,842,547     1,821,757
Loans held for sale, net                                         18,415         6,061       45,049        32,420        13,935
Marketable securities                                         1,877,581     1,648,087    1,601,122     1,260,894       912,618
Deposits                                                      2,625,720     2,544,598    2,320,632     2,212,015     2,166,529
Borrowings                                                    1,625,329     1,488,390    1,183,216       881,839       466,867
Stockholders' equity                                            445,568       279,202      300,380       288,259       252,835

                                                                                 Year Ended December 31,
                                                           --------------------------------------------------------------------
                                                               2000         1999          1998         1997          1996
                                                               ----         ----          ----         ----          ----
                                                                                     (In Thousands)
Selected Operating Data:
Interest Income                                               $ 324,558     $ 284,581    $ 251,176     $ 229,633     $ 195,629
Interest expense                                                224,319       184,708      158,976       144,929       119,114
                                                           --------------------------------------------------------------------
Net interest income                                             100,239        99,873       92,200        84,704        76,515
Provision for loan losses                                         5,070         4,840        6,172         4,347         4,381
                                                           --------------------------------------------------------------------
Net interest income after provision
  for loan losses                                                95,169        95,033       86,028        80,357        72,134
Noninterest income                                               15,528        16,803       25,359        24,711        12,692
Noninterest expense(1)(2)(8)                                     96,097        74,059       70,138        63,171        73,350
                                                           --------------------------------------------------------------------
Income before taxes                                              14,600        37,777       41,249        41,897        11,476
Provision for income taxes                                        3,905         9,805       12,350        14,111         3,358
                                                           --------------------------------------------------------------------
  Net income                                                  $  10,695     $  27,972    $  28,899     $  27,786     $   8,118
                                                           ====================================================================

                                                                               At or for the Year Ended December 31,
                                                                 -----------------------------------------------------------------
                                                                         2000         1999        1998         1997        1996
                                                                         ----         ----        ----         ----        ----

Selected Operating Ratios and Other Data
Performance Ratios:
Return on average assets (net income divided
   by average total assets)                                              0.24%      0.67%        0.80%        0.87%       0.30%
Return on average equity ( net income divided
   by average equity)                                                    3.76       9.51         9.69        10.34        3.30
Average net interest rate spread(3)                                      2.18       2.34         2.41         2.57        2.69
Net interest margin (4)                                                  2.36       2.53         2.67         2.89        3.04
Efficiency Ratio(5) (9)                                                 68.98      64.14        60.07        57.74       68.44
Noninterest expense to average assets (9)                                1.76       1.77         1.94         1.99        2.27
Noninterest income to average assets                                     0.34       0.40         0.70         0.78        0.47
Average interest-earning assets to average
   interest bearing liabilities                                        103.56     104.34       106.48       106.55      107.71

Asset Quality Ratios:
Non-performing loans to total loans                                      0.89%      0.97%        0.90%        1.23%       1.10%
Non-performing loans to total assets                                     0.49       0.54         0.46         0.66        0.68
Non-performing assets as a percentage
   of total assets                                                       0.57       0.65         0.82         1.11        1.27
Non-performing loans and real estate owned
   to total net loans and real estate owned                              1.01       1.12         1.61         2.06        2.03
Allowance for loan losses to net loans                                   0.87       0.95         1.01         0.92        0.81
Allowance for loan losses to
   non-performing loans                                                 97.45      98.21       112.35        75.17       73.63

Equity and Dividend Ratios:
Tangible capital                                                         9.86%      6.90%        6.91%        7.56%       7.96%
Core capital                                                             9.86       6.90         6.91         7.56        7.96
Risk-based capital                                                      16.14      12.20        12.29        13.46       13.44
Average equity to average assets                                         6.27       7.02         8.24         8.45        9.15
Period end equity to assets                                              9.36       6.40         7.78         8.39        8.63
Dividend payout ratio(6)                                               110.71      43.84        42.67        39.73      127.27

Per Share Data (7):
Basic earnings per share                                             $   0.28    $  0.73      $  0.75      $  0.73     $  0.22
Diluted earnings per share                                               0.28       0.72         0.74         0.71        0.21
Dividends per share (10)                                                 0.31       0.32         0.32         0.29        0.28
Book value per share                                                    11.49       7.28         7.40         7.24        6.90

Other Data:
Number of:
Real estate loans outstanding                                          13,735     14,577       17,024       18,420      19,715
Loans serviced for others                                               9,695     17,653       33,877       22,072      18,768
Deposit accounts                                                      281,925    291,836      279,532      272,640     262,104
Full-service offices                                                       58         62           60           56          54

(1) Noninterest expense for 1996 includes a one-time special assessment of $12.3 million to recapitalize the Savings Association Insurance Fund of the FDIC. In 1996, a one-time special assessment was made on all depository institutions with deposits insured by the Savings Association Insurance Fund of the FDIC.

(2) Noninterest expense for 1996 includes a $4.3 million charge for a fraud loss incurred in connection with the acquisition of First Harrisburg Bancorp, Inc.

(3) Represents the difference between the average tax-effective yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4) Represents annualized tax-effected net interest income before the provision for loan losses divided by average interest-earning assets.

(5) Efficiency ratio is non-interest expense divided by the sum of net interest income before provision for loan losses and non-interest income.

(6)  Represents cash dividends per share divided by net income per share.

(7) All per share values have been adjusted to reflect the October 2000 exchange of 0.7667 shares of Waypoint Financial common stock for each share of Harris Financial, Inc. common stock and 1.55 shares of Waypoint Financial common stock for each share of York Financial Corp. common stock.

(8) Noninterest expense for 2000 included merger expenses of $16.2 million recorded in association with the acquisition by merger of York Financial Corp. on October 17, 2000.

(9) For calculation of this ratio, noninterest expense for 2000 has been adjusted to remove merger expenses of $16.2 million (see (8) above). Also, noninterest expense for 1996 has been adjusted to remove a one-time SAIF assessment of $12.3 million (see (1) above).

(10) Dividends per share are adjusted to exclude the effect of shares held by Harris Financial, MHC.

_______________

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

         The purpose of this discussion is to provide additional information about Waypoint Financial Corp. (Waypoint Financial), its financial condition and results of operations. Readers should refer to the consolidated financial statements and other financial data presented throughout this report to fully understand the following discussion and analysis.

I.       Forward-Looking Statements

         In addition to historical information, this report contains forward-looking statements. The forward-looking statements contained in the following sections are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, interest rate trends, the general economic climate in Waypoint Financial's market area and the country as a whole, Waypoint Financial's ability to control costs and expenses, competitive products and pricing, loan delinquency rates and changes in federal and state regulation. Readers should not place undue reliance on these forward-looking statements, as they reflect management's analysis only as of the date of this report. Waypoint Financial has no obligation to update or revise these forward-looking statements to reflect events or circumstances that occur after the date of this report. Readers should carefully review the risk factors described in other documents that Waypoint Financial files periodically with the Securities and Exchange Commission.

II.      Financial Review

         Waypoint Financial was organized as part of the October 17, 2000, mutual-to-stock conversion of Harris Financial, MHC and merger of Harris Financial, Inc. and York Financial Corp. As part of the conversion and merger, Waypoint Financial completed a stock offering and an acquisition by merger of York Financial Corp., the parent holding company of York Federal Savings and Loan Association. As a result of its subscription, community offering, and public offering, Waypoint Financial sold 16,550,000 shares at $10.00 per share with net proceeds totaling $155.6 million (including approximately $15.6 million of proceeds from the sale of shares to Waypoint Financial's employee stock ownership plan). Waypoint Financial issued 6,191,274 shares to former stockholders of Harris Financial, Inc. as part of the conversion in accordance with a ratio of .7667 Waypoint Financial shares to each Harris Financial, Inc. share. Waypoint Financial also issued 15,666,264 shares to former stockholders of York Financial to complete its acquisition by merger in accordance with a ratio of 1.55 shares of Waypoint Financial to each York Financial share. York Financial held total assets of $1.7 billion as of September 30, 2000. In addition, Waypoint Financial's underwriters in the public offering exercised 300,000 shares of their overallotment option, resulting in net proceeds of $2.8 million. A total of 38,707,538 shares of common stock were issued in the conversion, offering, and merger transactions. On October 30, 2000, York Federal Savings and Loan Association was merged into Waypoint Bank.

         Waypoint Financial's assets consist primarily of 100% of the outstanding shares of Waypoint Bank and various financial services subsidiaries. Waypoint Bank was originally formed in 1886 as Harris Building and Loan Association, and is primarily engaged in the business of attracting deposits and investing these deposits into loans secured by residential and commercial real property, commercial business loans, consumer loans, and investment securities.

         Waypoint Financial conducts its business through fifty-eight offices, including fifty offices located in the five county south-central region of Pennsylvania that includes Dauphin, York, Cumberland, Lancaster and Lebanon Counties, and eight offices in Maryland. In addition, Waypoint Financial maintains an operations center, a business center, a support center, five loan production offices, a mortgage lending office, a business banking office, and a commissioned mortgage origination staff as well as mortgage correspondent relationships that originate residential mortgage loans for Waypoint Financial primarily in Pennsylvania, Maryland and Virginia, although loans are originated in 11 states within the Mid-Atlantic region. Waypoint Financial's wholly-owned insurance agency Owen Insurance Inc. operates its main office in York, Pennsylvania and a second office in Camp Hill, Pennsylvania.

         Waypoint Financial's net income depends primarily on its net interest income, which is the difference between interest income on loans and investments and interest expense on deposits and borrowings. Net interest income is a function of Waypoint Financial's interest rate spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, as well as a function of the average balance of interest-earning assets as compared to interest-earning liabilities. Because of this reliance on net interest income, Waypoint

Financial's net income is affected by changes in market interest rates and prevailing economic conditions. The volatility of net interest income due to changes in market interest rates is often referred to as "interest rate risk". Financial institutions that accept and manage substantial degrees of interest rate risk are generally susceptible to larger net interest income fluctuations when compared to peer institutions that accept less interest rate risk. Accordingly, managing interest rate risk successfully has a significant impact on Waypoint Financial's return on equity.

         Waypoint Financial also generates non-interest income from fees and commissions charged on customers' accounts, sales of brokerage and insurance products, trust and asset management services, and mortgage banking activities including the servicing of loans for others. Noninterest income also includes gains and losses on sales of securities available for sale, gains and losses on sales of real estate, equity in (losses) earnings of limited partnership interests, and fees and service charges assessed on loan and deposit transactions. Waypoint Financial's non-interest expenses primarily consist of employee compensation and benefits, occupancy and equipment expense, advertising and other operating expenses. Waypoint Financial's results of operations also are affected by general economic and competitive conditions, notably changes in market interest rates, government policies and regulations.

III.     Market Risk and Interest Rate Sensitivity Management

         Market risk is the risk of loss from adverse changes in market prices and rates. In an effort to maintain control over such risks, management of Waypoint Financial focuses its attention on managing the interest rate sensitivity of assets and liabilities and controlling the volume of lending, securities, deposit and borrowing activities. By managing the ratio of interest sensitive assets to interest sensitive liabilities repricing in the same periods, Waypoint Financial seeks to control the adverse effect of interest rate fluctuations. Waypoint Financial's assets and liabilities are not directly exposed to foreign currency or commodity price risk.

         Management utilizes an Asset/Liability Committee, which meets at least once each month, to review Waypoint Financial's interest sensitivity position on an ongoing basis and prepare strategies regarding the acquisition and allocation of funds to maximize earnings and maintain the interest rate sensitivity position at acceptable levels. Waypoint Financial originates for portfolio principally short and intermediate term and adjustable rate loans and sells most fixed rate loan originations. Additionally, Waypoint Financial has acquired for its portfolio investment securities categorized as available for sale. The funding sources for these portfolio loans and securities are deposits and borrowings with various maturities. In addition to normal portfolio management activities, management evaluates and implements strategies to manage interest rate risk levels, including equity infusions to Waypoint Financial, asset sales, and extension of maturities of borrowings.

         The Asset/Liability Committee monitors Waypoint Financial's interest rate risk position by utilizing simulation analysis. Net interest income fluctuations and the net portfolio value ratio are determined in various interest rate scenarios and monitored against acceptable limitations established by management and approved by the Board of Directors. Such rate scenarios include immediate rate shocks adjusting rates in +/- 100 basis point (bp) increments resulting in projected changes to net interest income over the next 12 months and projected net portfolio value ratios as indicated with the comparison of December 31, 2000 to December 31, 1999 in the following table.

         An analysis of hypothetical changes in interest rates as of December 31, 2000 is as follows:

                                                        Percentage change in
                                                        --------------------
                       Change in interest
                              rates                Net interest        Net portfolio
                        (In basis points)           income (1)           ratio (2)
                    --------------------------    -------------      ----------------
                               +300                   (3.30)%              4.09%
                               +200                    0.59                6.44
                               +100                    0.29                7.83
                                  0                    -                   8.66
                               (100)                   0.84                9.01
                               (200)                  (2.03)               8.42

________________________
(1) The percentage change in this column represents an increase (decrease) in net interest income for 12 months in a stable interest rate environment versus net interest income for 12 months in the various rate scenarios.

(2) The net portfolio value ratio in this column represents net portfolio value of Waypoint Financial in various rate scenarios, divided by the present value of expected net cash flows from existing assets in those same scenarios. Net portfolio value is defined as the present value of expected net cash flows from existing assets, minus the present value of expected net cash flows from existing liabilities, plus or minus the present value of expected net cash flows from existing off-balance-sheet contracts.

         Simulation results are influenced by a number of estimates and assumptions with regard to embedded options, prepayment behaviors, pricing strategies and cashflows. Net interest income variability in various rate shock scenarios is due to portfolio lending and investment leverage strategies which were funded with convertible borrowings and overnight borrowings resulting in inherently higher interest rate risk than had this asset growth been funded by deposits. Net portfolio value had less variability due to strategies evaluated and implemented to manage risks over the long term. Assumptions and estimates used in simulation analysis are inherently subjective and, as a consequence, results will neither precisely estimate net interest income or net portfolio value nor precisely measure the impact of higher or lower interest rates on net interest income or net portfolio value ratio. The results of these simulations are reported to Waypoint Financial's Board of Directors on a monthly basis. Management has determined that the level of interest rate risk is within acceptable limits at December 31, 2000.

         Waypoint Financial also uses certain derivative financial instruments from time to time to manage interest rate risk associated with certain financial assets and liabilities that Waypoint Financial places in its portfolios in the ordinary course of business. A detailed discussion of Waypoint Financial's derivative financial instruments is contained in the Notes to Consolidated Financial Statements.

IV.      Credit Risk

         Due to strong underwriting standards and credit and collections management as well as a historically strong economy in its market area, Waypoint Financial's experience in credit losses has been favorable. Waypoint Financial follows a comprehensive loan policy that details credit underwriting, credit management and loan loss provisioning techniques. With regard to its marketable securities portfolio, at December 31, 2000, over 90% of the marketable securities in Waypoint Financial's portfolio were rated "AAA", with the remainder rated "AA" or "A". At December 31, 1999, over 87% of the marketable securities in Waypoint Financial's portfolio were rated "AAA", with the remainder rated "AA" or "A".

V.       Concentration Risk - Geographic

         Waypoint Financial's primary market area includes the five central Pennsylvania counties of Dauphin, Cumberland, York, Lancaster, and Lebanon and the northern Maryland counties of Harford and Washington. Except for the manufactured home loan portfolio, virtually all of Waypoint Financial's loans and deposits are dependent on this primary market area. The southcentral Pennsylvania and northern Maryland area have enjoyed a strong, well diversified and stable economy for many years relative to the general economic conditions experienced in the Northeastern United States and the nation as a whole. Currently, Waypoint Financial's primary market area does not appear to be exhibiting signs of economic deterioration. Should such economic stress become evident, however, Waypoint Financial's loan and deposit portfolios and operations could be adversely impacted.

VI.      Concentration Risk - Major Creditor

         Waypoint Financial relies on wholesale borrowings to support a leveraged investment strategy. As discussed in previous sections of this report, these strategies have significantly enhanced the Corporation's return to its shareholders. A significant portion of Waypoint Financial's wholesale borrowings are placed with the Federal Home Loan Bank of Pittsburgh (the "FHLB"). If Waypoint Financial's maximum borrowing capacity with the FHLB were to be encumbered in the future, through statutory restrictions that do not exist at this time or through other means, Waypoint Financial's leveraged investment strategies would be impacted to some degree. However, given the quality of assets pledged as collateral to support wholesale borrowings, management believes Waypoint Financial would be able to expand its placement of borrowings with other primary borrowing sources. Management anticipates that such a shift in borrowing sources would result in, at worst, only modest potential decreases in net interest income from wholesale leveraging activities. Management is not aware of any contemplated regulatory actions that indicate Waypoint Financial's borrowing capacity at the FHLB might become restricted to less than the maximum capacity.

VII.     Liquidity

         The primary purpose of asset/liability management is to maintain adequate liquidity and a desired balance between interest sensitive assets and liabilities. Liquidity management focuses on the ability to meet the cash flow requirements of customers wanting to withdraw or borrow funds for their personal or business needs. Interest rate sensitivity management focuses on consistent growth of net interest income in times of fluctuating interest rates. Management must coordinate its management of liquidity and interest rate sensitivity because decisions involving one may influence the other.

         Waypoint Financial meets its liquidity needs by either reducing its assets or increasing its liabilities. Sources of asset liquidity include short-term investments, securities available for sale, maturing and repaying loans, and monthly cash flows from mortgage-backed securities. The loan portfolio provides an additional source of liquidity due to Waypoint Financial's participation in the secondary mortgage market and resulting ability to sell loans as necessary. Waypoint Financial also meets its liquidity needs by attracting deposits and utilizing borrowing arrangements with the FHLB of Pittsburgh and the Federal Reserve Bank of Philadelphia for short and long-term loans as well as other short-term borrowings.

         Deposits represent Waypoint Financial's primary source of funds. Waypoint Financial occasionally uses brokered deposits to supplement other sources of funds to the extent such deposits are determined to have more favorable interest cost and risk characteristics at the time of purchase relative to other sources of funding. During 2000, Waypoint Financial's deposits increased $81.1 million. The deposit growth resulted primarily from aggressive pricing of certificate and money market accounts to retain existing customers and attract new customers. At December 31, 2000, Waypoint Financial also had brokered deposits of $127.9 million outstanding at an average interest rate of 6.73% as compared to $77.1 million outstanding at December 31, 1999 at an average interest rate of 5.94%. To supplement deposit-gathering efforts, Waypoint Financial borrows from the FHLB of Pittsburgh. At December 31, 2000, Waypoint Financial had $1,434.8 million in FHLB loans outstanding at a weighted average interest rate of 6.24%, an increase of $530.1 million from $904.7 million on December 31, 1999. A substantial portion of this increase in FHLB borrowings was used to refinance other borrowings from repurchase agreements. Waypoint Financial was required to purchase additional FHLB stock totaling $26.5 million due to increased FHLB loans outstanding. Other borrowings from repurchase agreements decreased to $189.9 million at December 31, 2000 from $568.2 million at December 31, 1999. For additional details of FHLB loans and other borrowings, see the Notes to Consolidated Financial Statements.

         Amortization and prepayments of loans and proceeds from loan and securities sales represent a substantial source of funds to Waypoint Financial. These sources amounted to $1,238.0 million, $1,550.2 million and $2,534.6 million in 2000, 1999 and 1998, respectively.

         Generally, Waypoint Financial's principal use of funds is to originate mortgage and other loans. In addition, during fiscal 2000, Waypoint Financial utilized leverage strategies to deploy available capital. These strategies resulted in expansion of the investment portfolio through the purchase of available for sale securities as well as an increase in loan balances. The carrying value of securities available for sale increased $229.5 million to $1,854.9 million in at December 31, 2000 from $1,625.4 million at December 31, 1999. The increase in carrying value of securities available for sale included an increase of $244.6 million in mortgage-backed securities, of which $170.8 million came in high investment-grade private issued securities.

         Loan demand resulted in total originations of $911.2 million in 2000. Loan originations were obtained through various channels including the retail branch system, commissioned mortgage origination staff, electronic-banking channels, mortgage correspondent relationships, and Business Banking relationship managers. A relatively high-rate interest rate environment during most of the fiscal year had an unfavorable effect on the volume of originations. A significant component of loan origination volume was intermediate term mortgage products, primarily, five/one adjustable rate loans (fixed rate for the first five years with annual adjustments thereafter) as well as an increase in the commercial loan portfolio. During 2000, the loan portfolio increased by $152.3 million, to $2,591.5 million at December 31, 2000. Under current regulations, Waypoint Bank is required to maintain liquid assets at 4.0% or more of its net withdrawable deposits plus short-term borrowings. The Office of Thrift Supervision measures liquidity at the financial institution level. At December 31, 2000, Waypoint Bank's regulatory liquidity ratio was 17.0%.

         The sources of liquidity previously discussed are deemed by management to be sufficient to fund outstanding loan commitments and meet other obligations. See the Notes to Consolidated Financial Statements for information on commitments and fair value of financial instruments at December 31, 2000.

VIII.    Capital Resources

         The management of capital provides the foundation for future asset and profitability growth and is a major strategy in the management of Waypoint Financial. Stockholders' equity at December 31, 2000, totaled $445.6 million compared to $279.2 million at December 31, 1999, an increase of $166.4 million. The increase included net proceeds of $158.4 million from Waypoint Financial's sale of 16,850,000 shares in a stock offering that was completed on October 17, 2000. Stockholders' Equity also was increased by a reduction in Waypoint Financial's unrealized losses on available for sale securities, net of tax effect, of $20.2 million, by net income of $10.7 million, by common stock issued under dividend reinvestment plans of $1.6 million, and by various other net increases totaling $1.7 million. Offsetting these increases were $15.6 million deployed to establish a leveraged employee stock ownership plan, cash dividends of $7.5 million, treasury stock purchases of $1.3 million, and a net adjustment of $.8 million to conform accounting periods associated with the pooling-of-interests combination. For more information on Waypoint Financial's pooling-of-interests combination, see the Notes to Consolidated Financial Statements.

         Under OTS regulations a savings association must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements. At December 31, 2000, Waypoint Bank met all three minimum capital requirements.

IX.      Acquisitions

         Acquisition by Merger of York Financial Corp. On October 17, 2000, Harris Financial, MHC, the parent mutual holding company for Harris Financial, Inc. and owner of 76% of its common stock, completed a mutual-to-stock conversion. As part of this conversion, Harris Financial, MHC ceased to exist. Immediately following the conversion, Waypoint Financial became the successor to Harris Financial, Inc. and Waypoint Bank became the successor to Harris Savings Bank. As a result of these transactions, Waypoint Bank is the wholly owned subsidiary of Waypoint Financial and 100% of Waypoint Financial is publicly owned.

         Also on October 17, 2000, Waypoint Financial completed a stock offering and an acquisition by merger of York Financial, the parent holding company of York Federal Savings and Loan Association. As a result of its subscription, community offering, and public offering, Waypoint Financial sold 16,550,000 shares at $10.00 per share with net proceeds totaling $155.6 million (including approximately $15.6 million of proceeds from the sale of shares to Waypoint Financial's employee stock ownership plan). Waypoint Financial issued 6,191,274 shares to former stockholders of Harris Financial, Inc. as part of the conversion in accordance with a ratio of .7667 Waypoint Financial shares to each Harris Financial, Inc. share. Waypoint Financial also issued 15,666,264 shares to former stockholders of York Financial to complete its acquisition by merger in accordance with a ratio of 1.55 shares of Waypoint Financial to each York Financial share. York Financial held total assets of $1.7 billion as of September 30, 2000. In addition, Waypoint Financial's underwriters in the public offering exercised 300,000 shares of their overallotment option, resulting in proceeds of $2.8 million. On October 30, 2000, York Federal Savings and Loan Association was merged into Waypoint Bank.

         As a result of the conversion, offering, and merger transactions, Waypoint Financial survives as a federally chartered unitary savings and loan holding company regulated by the OTS. Waypoint Bank survives as a federally chartered savings bank and is also regulated by the OTS.

         The merger of Waypoint Financial and York Financial has been accounted for under the pooling-of-interests method of accounting and, accordingly, Waypoint Financial's historical consolidated financial statements have been restated to include the accounts and results of operations of York Financial. For further discussion on the merger of Waypoint Financial and York Financial, see the Notes to Consolidated Financial Statements.

          Purchase Acquisition of Owen Insurance Inc. On November 30, 2000, Waypoint Financial acquired Owen Insurance Inc., a full-service insurance agency that provides a wide range of property and casualty and life insurance products to commercial and retail customers of Waypoint Financial and to the general public. Owen Insurance Inc. was the second largest insurance agency headquartered in York, Pennsylvania. This acquisition was accounted for under purchase accounting and did not have a material impact on Waypoint Financial's financial condition or results of operation.

          Branch Purchase Acquisition. During 1999, Waypoint Financial acquired a branch in Lebanon County, Pennsylvania. Waypoint Financial accounted for this transaction as a purchase, with $3.3 million of deposit premium intangibles recorded on $37.3 million of deposit balances acquired.

          Acquisition of Equity Interest. During 1999, Waypoint Financial acquired an equity interest in WFG Capital Advisors, a locally-based business advisory firm. Through this endeavor, Waypoint Financial offers its commercial customers extensive advisory services for business expansion, business purchases and business sales.

         Management considers an aggressive acquisition strategy to be a crucial strategic objective. Management believes that consolidation of the financial services industry will continue to present acquisition opportunities in geographical markets and business market niches within which Waypoint Financial intends to expand and prosper. These markets may include non-traditional banking products and services and management believes Waypoint Financial's corporate structure and operating infrastructure are conducive to successfully integrating such activities.

Results of Operations

X.       Comparison of Results of Operations in 2000 and 1999

         Net interest income before provision for loan losses, on a tax-equivalent basis, for 2000 was $102.8 million, as compared to $103.3 million for 1999, which represents a decrease of $.5 million or 0.5% from 1999. The decrease in net interest income was primarily due to an increase in average balances in loans and securities, which was offset by decreasing interest rate spreads. The net interest margin for 2000 decreased to 2.36% from 2.58% in 1999.

Table 1 presents the average asset and liability balances, interest rates, interest income and interest expense for 2000, 1999, and 1998.

Table 1 Average Balance Sheets, Rates and Interest Income and Expense Summary
        (All dollar amounts presented in table are in thousands)

                                                                                     For the Years Ended December 31,
                                                                 ------------------------------------------------------------------
                                                                                         2000
                                                                 ------------------------------------------------------------------
                                                  Yield/cost at                                         Average
                                                   December 31,       Average                           (Yield/       Average
                                                       2000           Balance        Interest (2)        Cost)        Balance
                                             --------------------------------------------------------------------------------------
Assets:
Interest-earning assets:
  Loans, net (1) (5)                                     7.83%    $   2,608,453       $   201,211           7.71%     $   2,332,577
  Marketable securities - taxable                        7.15         1,651,359           118,911           7.20          1,540,540
  Marketable securities - tax free                       8.74            63,150             5,566           8.81             99,096
  Other interest-earning assets                          5.21            34,461             1,466           4.25             35,146
                                             --------------------------------------------------------------------------------------
Total interest-earning assets                            7.56         4,357,423           327,154           7.51          4,007,359
                                             ----------------                   --------------------------------
Noninterest-earning assets                                              181,466                                             178,874
                                                              -----------------                                  ------------------
Total Assets                                                      $   4,538,889                                       $   4,186,233
                                                              =================                                  ==================
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
  Savings deposits                                       2.99     $     184,404             4,652           2.52      $     186,197
  Time deposits                                          6.02         1,643,535            94,449           5.75          1,431,720
  NOW and money market deposits                          3.86           798,006            25,951           3.25            777,511
  Escrow and stock subscriptions                         0.52             9,862                88           0.89              5,034
  Borrowed funds                                         6.22         1,571,747            99,179           6.31          1,440,110
                                                              ---------------------------------------------------------------------
Total interest-bearing liabilities                       5.54         4,207,554           224,319           5.33          3,840,572
                                                                                --------------------------------
Noninterest-bearing liabilities                                          46,599                                              51,638
                                                              -----------------                                  ------------------
Total liabilities                                                     4,254,153                                           3,892,210
Stockholders' equity                                                    284,736                                             294,023
                                                              -----------------                                  ------------------
Total liabilities and
  stockholders' equity                                            $   4,538,889                                       $   4,186,233
                                                              =================                                  ==================

Net interest income                                                                   $   102,835
                                                                                =================
Interest rate spread (3)                                 1.86%                                              2.18%
                                              ================                                    ===============
Net interest-earning assets                                       $     149,869                                       $     166,787
                                                              =================                                  ==================
Net interest margin (4)                                                                                     2.36%
                                                                                                  ===============
Ratio of interest-earning assets
  to interest-bearing liabilities                                          1.04                                                1.04
                                                              =================                                  ==================

                                                                         For the Years Ended December 31,
                                             --------------------------------------------------------------------------------------
                                                     1999                                               1998
                                             --------------------------------------------------------------------------------------
                                                                       Average                                           Average
                                                                       (Yield/         Average                           (Yield/
                                                 Interest (2)           Cost)          Balance       Interest (2)         Cost)
                                             --------------------------------------------------------------------------------------
Assets:
Interest-earning assets:
  Loans, net (1) (5)                              $   178,942            7.67%      $   1,865,106      $   151,406             8.12%
  Marketable securities - taxable                      99,100            6.43           1,320,367           85,254             6.46
  Marketable securities - tax free                      8,300            8.38             113,106            9,588             8.48
  Other interest-earning assets                         1,648            4.69             157,989            8,438             5.34
                                             --------------------------------------------------------------------------------------
Total interest-earning assets                         287,990            7.20           3,456,568          254,686             7.37
                                             --------------------------------                     ---------------------------------
Noninterest-earning assets                                                                163,474
                                                                              -------------------
Total Assets                                                                        $   3,620,042
                                                                              ===================
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
  Savings deposits                                      4,109            2.21       $     206,446            4,748             2.30
  Time deposits                                        77,305            5.40           1,339,026           73,846             5.51
  NOW and money market deposits                        23,902            3.07             680,376           21,935             3.22
  Escrow and stock subscriptions                           90            1.79               8,997               90             1.00
  Borrowed funds                                       79,302            5.51           1,033,695           58,357             5.65
                                             --------------------------------------------------------------------------------------
Total interest-bearing liabilities                    184,708            4.81           3,268,540          158,976             4.86
                                             --------------------------------                     ---------------------------------
Noninterest-bearing liabilities                                                            53,326
                                                                              -------------------
Total liabilities                                                                       3,321,866
Stockholders' equity                                                                      298,176
                                                                              -------------------
Total liabilities and
  stockholders' equity                                                              $   3,620,042
                                                                              ===================

Net interest income                               $   103,282                                          $    95,710
                                             ================                                     ================

Interest rate spread (3)                                                 2.39%                                                 2.51%
                                                              ================                                     =================
Net interest-earning assets                                                         $     188,028
                                                                              ===================
Net interest margin (4)                                                  2.58%                                                 2.77%
                                                              ================                                     =================
Ratio of interest-earning assets
  to interest-bearing liabilities                                                            1.06
                                                                              ===================

(1) Includes income recognized on deferred loan fees of $607,000 in 2000, $1,353,000 in 1999, and $2,405,000 in 1998.
(2) Interest income and yields are shown on a tax equivalent basis. The tax equivalent adjustment to net interest income before provision for loan losses as reported on the Consolidated Statements of Income was $2,596,000 in 2000, $3,409,000 in 1999, and $3,510,000 in 1998.
(3) Represents the difference between the average yield on interest-earning assets and the average cost on interest-bearing liabilities.
(4) Represents the annualized net interest income before the provision for loan losses divided by average interest-earning assets.
(5)  Includes loans on nonaccrual status and loans held for sale.

          In addition to absolute levels of net interest income, the volatility of net interest income or its sensitivity to key variables is of significant concern to financial institutions. The key variables that determine the volatility of net interest income are changes in average account balances (volume), changes in interest rates (rate) and the mix of interest-earning assets and interest-bearing liabilities. A lag exists between the time changes occur in market interest rates and when such changes are reflected in the performance of Waypoint Financial's interest-earning asset and interest-bearing liability portfolios. The average yield on average interest-earning assets is influenced by the rate of repayments and prepayments, purchases and sales, and the mix of asset maturities as well as current market rates.

Similarly, the average cost of average interest-bearing liabilities is influenced by redemptions, early withdrawals, deposit purchases, deposit raising activities, borrowed funds activity and the mix of liability maturities as well as current market rates.

          Table 2 presents an analysis of the changes in tax-equivalent net interest income attributable to changes in the volume and rate components of net interest income. During 2000, there was an increase in net interest income of $5.4 million due to changes in volume and a decrease of $5.8 million due to changes in rates. Table 1 indicates that the average balance of total interest earning assets in 2000 increased $350.1 million from 1999 and the average balance of total interest-bearing liabilities increased $367.0 million from 1999.

Table 2 Rate/Volume Analysis of Changes in Net Interest Income (All dollar amounts presented in table are in 000's)

                                           Year Ended December 31, 2000                   Year Ended December 31, 1999
                                                    Compared to                                      Compared to
                                           Year Ended December 31, 1999                   Year Ended December 31, 1998
                                                Increase (Decrease)                             Increase (Decrease)
                                    -------------------------------------------   ----------------------------------------------

                                         Volume        Rate            Net           Volume           Rate             Net
                                    -------------------------------------------   ----------------------------------------------
Interest-earning assets:
  Loans, net                               $21,372      $   897         $22,269        $35,739        $ (8,203)          $27,536
  Marketable securities - taxable            7,435       12,376          19,811         13,712             134            13,846
  Marketable securities - taxfree           (3,142)         408          (2,734)        (1,176)           (112)           (1,288)
  Other interest-earning assets                (31)        (151)           (182)        (6,173)           (617)           (6,790)
                                    -------------------------------------------   ----------------------------------------------
  Total interest-earning assets             25,634       13,530          39,164         42,102          (8,798)           33,304
                                    -------------------------------------------   ----------------------------------------------

Interest-bearing
 liabilities:
  Savings deposits                             (39)         582             543           (479)           (160)             (639)
  Time deposits                             11,921        5,223          17,144          4,988          (1,529)            3,459
  NOW and money market deposits                635        1,414           2,049          2,903            (936)            1,967
  Escrow and stock subscriptions                58          (60)             (2)           (51)             51                 -
  Borrowed funds                             7,679       12,198          19,877         23,094          (2,149)           20,945
                                    -------------------------------------------   ----------------------------------------------
  Total interest-bearing liabilities        20,254       19,357          39,611         30,455          (4,723)           25,732
                                    -------------------------------------------   ----------------------------------------------
Net change in interest income              $ 5,380      $(5,827)           (447)       $11,647        $ (4,075)          $ 7,572
                                    ===========================================   ==============================================

Note: Changes in interest income and interest expense arising from the combination of rate and volume variances are prorated across rate and volume variances.

          During 2000, Waypoint Financial's average loans increased $275.9 million or 11.8% to $2.608 billion. The average balance of securities and other interest-earning assets increased $74.2 million or 4.4% over the prior year and results primarily from Waypoint's leveraged investing activities. The increase in interest-earning assets was funded by an increase in average deposits of $235.3 million or 9.8% and an increase in average borrowings of $131.7 million or 9.1%. Waypoint Financial's total average interest-bearing liabilities increased $367.0 million in 2000 to $4.208 billion from $3.841 billion in 1999. A primary factor affecting the interest income was the increase in volume of interest-earning assets and an increase in the yield on interest-earning assets of 31 basis points to 7.51%. Offsetting the increase in asset yields, the average rate on interest-bearing liabilities increased to 5.33% from 4.81% in the prior year. This higher average rate on liabilities was primarily the result of the increase in cost of funds for borrowings and time deposits related to increased market rates of interest and repricing of short-term maturities of such liabilities. The net effect caused the interest rate spread for 2000 to decrease to 2.18% from 2.39% in 1999.

          Provision for Loan Losses. In 2000, additions were made to the allowance for loan losses including provisions of $5.1 million and a pooling adjustment to conform accounting periods totaling $.2 million. Offsetting these additions were charge-offs, net of recoveries of $.8 million, totaling $5.8 million. This activity resulted in an allowance for loan losses of $22.6 million, or .87% of the loan portfolio at December 31, 2000. This compared to an allowance of $23.1 million, or .95% of net loans, at December 31, 1999.

          Waypoint Financial establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level that is deemed appropriate to absorb charge-offs of loans deemed uncollectible. In determining the appropriate level of the allowance of loan losses, management considers past loss experience, evaluations of real estate collateral, economic conditions, volume and type of lending and the levels of nonperforming and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. In addition, various regulatory agencies, as an integral part of their examination process, periodically review Waypoint Financial's allowance for loan losses. Such agencies may require Waypoint Financial to recognize additional provisions for loan losses based on their judgment about information available to them at the time of their examination. Management of Waypoint Financial assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses in order to maintain the adequacy of the allowance.

          Noninterest Income. Noninterest income decreased $1.3 million or 7.6% to $15.5 million in 2000 from $16.8 million in 1999. Table 3 presents a summary of the changes in noninterest income during the years 2000 and 1999.

Table 3 Changes in Noninterest Income (All dollar amounts presented in table are in 000's)

                                                       2000/1999                       1999/1998
                                                2000     Change       %          1999    Change       %          1998
                                          ---------------------------------------------------------------------------
Service charges on deposits                  $ 9,760   $      873      9.8%   $ 8,887  $    2,387     36.7%   $ 6,500
Other service charges, commissions and
 fees                                          3,755          568     17.8      3,187         792     33.1      2,395
Net servicing income                           1,192         (389)   (24.6)     1,581         467     41.9      1,114
(Loss) gain on securites, net                 (1,792)      (3,760)  (191.1)     1,968      (3,724)   (65.4)     5,692
Gain (loss) on sale of loans, net                161         (516)   (76.2)       677      (6,308)   (90.3)     6,985
Other                                          2,452        1,949    387.5        503      (2,170)   (81.2)     2,673
                                          ---------------------------------------------------------------------------
   Total                                     $15,528   $   (1,275)    (7.6)%  $16,803  $   (8,556)   (33.7)%  $25,359
                                          ===========================================================================

          Service charges on deposits increased $.9 million or 9.8% to $9.8 million in 2000 from $8.9 million in 1999. This increase resulted primarily from an increased number of checking, savings, and money market deposit accounts and from service fee rate increases implemented in the latter part of 1999. Waypoint also experienced a significant increase in revenue from its automated teller machine ("ATM") network as activity increased with the increase in account volume and due to ATM network expansion completed during 1999 and 1998. Waypoint Financial's analysis has indicated that a ramp-up period of generally one to two years is required for new ATMs to reach profitable revenue levels.

          Other service charges, commissions and fees include primarily commercial banking fees, trust and asset management fees, brokerage fees, and insurance fees. This income increased $.6 million or 17.8% to $3.8 million in 2000 from $3.2 million in 1999. This increase resulted primarily from significant expansion of Waypoint Financial's commercial loan and deposit portfolios and other commercial service activities. Also, fee-generating activities have been enhanced by Waypoint Financial's licensing and training of retail banking representatives to provide financial services through the branch network.

          Mortgage banking income, which includes net servicing income and gains on the sale of mortgage loans, decreased $.9 million or 39.1% to $1.4 million in 2000 as compared to $2.3 million in 1999. The primary cause of this decrease was a $.5 million reduction in gains on the sale of loans from $.7 million in 1999 to $.2 million in 2000. Also, net servicing income decreased $.4 million to $1.2 million in 2000 as compared to $1.6 million in 1999.

          Net servicing income is generated through servicing fees collected on loans serviced for others, which totaled $1.2 million for 2000, as compared to $1.6 million for 1999. During 2000, Waypoint Financial's loan servicing income was negatively impacted by servicing volume and by a $.3 million valuation adjustment charged to expense in the fourth quarter of 2000 due to a reduction in the market valuation of loan servicing rights. During the fourth quarter of 2000, a rapid change in market interest rate trends from a rising to a falling rate environment greatly increased estimated loan prepayment speeds, which has the effect of reducing forecasted net servicing income and thereby negatively impacts the valuation of servicing rights. The portfolio of loans serviced for others decreased to $741.7 million at December 31, 2000 from $1,361.3 million at December 31, 1999. The related loan servicing rights asset also decreased in 2000 to $6.4 million at December 31, 2000 from $12.7 million at December 31, 1999. During the first quarter of 2000, Waypoint Financial sold substantially all of its purchased mortgage servicing rights, which had a carrying value of $4.2 million at the time of sale, and recorded an immaterial gain. Waypoint Financial continues to invest in originated mortgage servicing rights generated from its mortgage banking operations. For additional information on loan servicing fees and loans serviced for others, refer to the Notes to the Consolidated Financial Statements.

          Waypoint Financial recorded a net loss of $1.8 million on sales of marketable securities during 2000 as compared to a net gain of $2.0 million on such activity in 1999. Management attributes the net loss on sales of marketable securities during 2000 primarily to a $1.8 million valuation adjustment for other than temporary impairment of a marketable security. Also, Waypoint Financial restructured the marketable securities portfolio during 2000 to improve its Waypoint Financial's interest rate risk profile. During 2000, Waypoint Financial sold marketable securities with carrying values totaling $361.3 million, with realized gains and losses netting to breakeven.

         Other noninterest income increased $2.0 million to $2.5 million in 2000 from $.5 million in 1999. Noninterest income for 1999 was substantially reduced by Waypoint Financial's partnership interests in various joint ventures. During 1999, joint venture activities resulted in a net loss of $1.5 million. During 2000, joint venture activities resulted in a net loss of $1.2 million.

         In recognition of the margin compression experienced by the banking and thrift industries over the past several years, management has accelerated Waypoint Financial's operational conversion to a full-service financial institution to increase the contribution of noninterest income to corporate profits. During 2000, Waypoint Financial continued to expand its commercial banking services and advisory services. Waypoint Financial also provides trust and asset mangement services, brokerage services, insurance and other financial services. Also, pursuant to Waypoint Financial's strategy to increase noninterest income, on November 30, 2000, Waypoint Financial consummated the acquisition of Owen Insurance Inc., which prior to the acquisition was the second largest insurance brokerage headquartered in York County, Pennsylvania.

         Management believes this strategic focus is essential to improving Waypoint Financial's long-term return to its shareholders and it is committed to success in this endeavor. Management's goal is to continue to increase contributions of noninterest income in 2001 and beyond with ongoing expansion of fee-based financial services in addition to enhancing fee-generating opportunities with Waypoint Bank's commercial and retail banking customers.

Noninterest Expense. Table 4 presents a summary of the changes in noninterest expense for the two year periods ended December 31, 2000.

Table 4 Changes in Noninterest Expense (All dollar amounts presented in table are in thousands)

                                                   2000/1999                           1999/1998
                                    --------------------------------------------------------------------------------------
                                       2000         Change       %          1999        Change        %           1998
                                    --------------------------------------------------------------------------------------
Salaries and benefits                $  39,064      $   1,385       3.7%    $ 37,679    $   1,203        3.3%     $ 36,476
Equipment expense                        7,294          1,352      22.8        5,942          733       14.1         5,209
Occupancy expense                        6,374          1,276      25.0        5,098          193        3.9         4,905
Advertising and public relations         3,412            (97)     (2.8)       3,509          305        9.5         3,204
FDIC insurance                             521           (639)    (55.1)       1,160         (182)     (13.6)        1,342
Director fees                            1,240             59       5.0        1,181          239       25.4           942
Expense (income) from real
 estate operations                       1,247          3,872    (147.5)      (2,625)      (1,344)     104.9        (1,281)
Amortization of intangibles              2,889            248       9.4        2,641          153        6.1         2,488
Consulting and other fees                4,816         (1,826)    (27.5)       6,642        1,440       27.7         5,202
Supplies, telephone and postage          4,956           (331)     (6.3)       5,287          585       12.4         4,702
Merger expense                          16,239         16,239         -            -            -          -             -
Other                                    8,045            500       6.6        7,545          596        8.6         6,949
                                    --------------------------------------------------------------------------------------
 Total                               $  96,097      $  22,038      29.8%    $ 74,059    $   3,921        5.6%     $ 70,138
                                    ======================================================================================

         Noninterest expense increased $22.0 million or 29.8% to $96.1 million in 2000 from $74.1 million in 1999. This increase included $16.2 million of expense associated with the merger of Waypoint Financial and York Financial Corp. on October 17, 2000. Also, in 1999, Waypoint Financial recorded a gain of $2.6 million on the sale of an apartment complex originally acquired in foreclosure. This gain was recorded as a reduction in expense from real estate operations and reduced noninterest expense in 1999 by $2.6 million. Excluding the merger expense of $16.2 million, Waypoint Financial's noninterest expense from operations totaled $79.9 million for 2000, which compares to operating noninterest expense for 1999, excluding the $2.6 million gain, of $76.7 million. The resulting increase in operating noninterest expense in 2000 was $3.2 million, or 4.2%.

         Salaries and benefits expense totaled $39.1 million in 2000, which represents an increase of $1.4 million or 3.7% from $37.7 million in 1999. This increase is attributed primarily to normal merit raises incurred with ongoing salary and benefit administration.

         Equipment and occupancy expenses combined increased $2.6 million or 23.8% to $13.7 million in 2000 from $11.0 million in 1999. A substantial portion of this increase resulted from the acquisition of Waypoint Financial's new operations center that was opened in June 2000. Also, duplicate administrative facilities previously used by Harris Financial and York Financial prior to the merger were not disposed of as of December 31, 2000, which required Waypoint Financial to continue to incur fixed operating expenses on the buildings. One administrative center was sold during January 2001, at a nominal loss excluding previous valuation adjustments and two other administrative centers are currently being marketed for sale. A total of $1.2 million of estimated market valuation adjustments associated with these duplicate facilities were recorded in merger expenses during the fourth quarter of 2000.

         Advertising and public relations totaled $3.4 million in 2000, which was essentially unchanged from $3.5 million recorded in 1999.

         Deposit insurance decreased substantially with the lowering of effective premiums paid by institutions such as Waypoint Financial that were in the lowest risk category assigned by the Federal Deposit Insurance Corporation ("FDIC"). In 2000, Waypoint Financial incurred $.5 million in deposit insurance expense, which was down $.6 million or 55.1% from $1.2 million in 1999. Waypoint Financial's average deposit insurance premium rate was .021% for 2000 as compared to .054% for 1999.

         Expense from real estate operations was $1.2 million in 2000, an increase of $3.8 million from income of $2.6 million in 1999. During 1999, Waypoint sold an apartment complex acquired in foreclosure in a prior period, resulting in a gain on sale of $2.6 million. Also, during 2000, Waypoint sold at net losses a substantial amount of real estate acquired in foreclosure.

         Amortization of intangibles totaled $2.9 million in 2000, up $.2 million or 9.4% from $2.7 million in 1999, primarily as a result of increased amortization of deposit intangibles from the acquisition of a Lebanon branch in June 1999.

         Consulting and other fees decreased $1.8 million or 27.5% to $4.8 million in 2000 from $6.6 million in 1999. During 1999, Waypoint Financial paid substantial consulting and advisory fees pursuant to merger and acquisition activity that was not associated with the merger of Harris Financial and York Financial. These fees were recorded as operating expense as the underlying merger and acquisition activity did not result in an acquisition.

         Supplies, telephone, and postage expense totaled $5.0 million, which represented a decrease of $.3 million or 6.3% from $5.3 million in 1999. Other noninterest expense increased $.5 million or 6.6% to $8.0 million in 2000 from $7.5 million in 1999, primarily as a result of increased write-offs to expense for uncollectible customer transaction amounts.

         Waypoint Financial recorded $16.2 million of expenses associated with the merger of Waypoint Financial and York Financial on October 17, 2000. The major components of merger expense included: advisory and professional fees of $3.8 million, compensation and benefit plan integration expenses of $6.7 million, system conversion and account integration costs of $3.4 million, charges for duplicate facilities of $1.2 million, and various other expenses totaling $1.1 million. Management anticipates that noninterest expense savings associated with the merger will start being realized in the first quarter of 2001.

Income Tax Expense. Income tax expense was $3.9 million in 2000, which represented an effective tax rate of 26.7% on income before taxes of $14.6 million. In 1999, income tax expense was $9.8 million, which represented an effective tax rate of 26.0% on income before taxes of $37.8 million. For a more comprehensive analysis on income tax expense, see the Notes to Consolidated Financial Statements.

XI.      Comparison of Results of Operations in 1999 and 1998

         Net interest income before provision for loan losses, on a tax-equivalent basis, was $103.3 million in 1999, as compared to $95.7 million in 1998, which represents an increase of $7.6 million or 7.9%. The increase in net interest income was primarily due to an increase in average balances in loans and securities, which was partially offset by lowering interest rate spreads. The net interest margin for 1999 decreased to 2.58% from 2.77% in 1998.

         During 1999, there was an increase in net interest income of $11.6 million due to changes in volume and a decrease of $5.6 million due to changes in rates. The average balance of total interest earning assets in 1999 increased $550.8 million from 1998 and the average balance of total interest-bearing liabilities increased $572.0 million from 1998.

         During 1999, Waypoint Financial's average loans increased $467.5 million or 25.1% to $2.3 billion. The average balance of securities and other interest-earning assets increased $83.3 million over the prior year and resulted primarily from Waypoint's leveraged investing activities. The increase in interest-earning assets was funded by an increase in average deposits of $165.6 million or 7.4% and an increase in average borrowings of $406.4 million or 39.3%. The primary factor affecting the increase in interest income was the increased volume of interest-earning assets. Offsetting this, downward repricing in the asset portfolio resulted in the yield on interest-earning assets decreasing 17 basis points to 7.20%. The average rate on interest-bearing liabilities decreased to 4.81% from 4.86% in the prior year. This lower average rate on liabilities was primarily the result of the decrease in cost of funds for borrowings and time deposits related to decreased market rates and repricing of short-term maturities of such liabilities. The net effect caused the interest rate spread for 1999 to decrease to 2.39% from 2.51% in 1998.

         Provision for Loan Losses. In 1999, additions were made to the allowance for loan losses including provisions of $4.8 million and a transfer of reserves for unfunded commitments totaling $.6 million. Offsetting these additions were charge-offs, net of recoveries of $.5 million, totaling $2.2 million. This activity resulted in an allowance for loan losses of $23.1 million, or .95% of net loans at December 31, 1999.

         In 1998, additions were made to the allowance for loan losses from provisions of $6.2 million. Offsetting these provisions were charge-offs, net of recoveries of $.4 million, totaling $2.8 million. This activity resulted in an allowance for loan losses of $19.9 million, or 1.01% of net loans at December 31, 1998.

         Noninterest Income. Noninterest income was $16.8 million in 1999, which represents a decrease of $8.6 million or 33.7% from noninterest income of $25.4 million recorded in 1999. The primary components of this decrease were a $3.7 million decrease in gains on the sale of securities and a $6.3 million decrease in gains on the sale of loans. These and other changes in noninterest income during 1999 are discussed below.

         Service charges on deposits increased $2.4 million or 36.7% to $8.9 million in 1999 from $6.5 million in 1998. This increase resulted primarily from an increased number of checking accounts associated with the continuation of Waypoint Financial's "high performance checking" program. The major thrust of this program is the delivery of high-quality, profitable checking deposit products to a large share of Waypoint Financial's market. Waypoint Financial also experienced a significant increase in its revenue from automated teller machine ("ATM") network as activity increased with the increase in account volume and due to ATM network expansion completed during 1999 and 1998.

         Other service charges, commissions and fees includes primarily commercial banking fees, trust and asset management fees, brokerage fees, and insurance fees. This income increased $.8 million or 33.1% to $3.2 million in 1999 from $2.4 million in 1998. This increase resulted primarily from significant expansion of Waypoint Financial's commercial loan and deposit portfolios and other commercial service activities.

         Mortgage banking income, which includes net servicing income and gains on the sale of mortgage loans, decreased $5.8 million or 71.6% to $2.3 million in 1999 as compared to $8.1 million in 1998. The primary cause of this decrease was a decrease of $6.3 million in gains on mortgage loan sales, which resulted primarily from significant changes in market interest rates for mortgage loans. The mortgage rate environment in 1998 was primarily characterized by decreasing rates, which resulted in mortgage refinancing activity significantly above historical norms. This environment created opportunities to generate gains on mortgage loan sales totaling $7.0 million in 1998 versus $.7 million of gains on mortgage loan sales in 1999. A significant portion of 1999 was characterized by rising mortgage interest rates and diminished loan selling opportunities.

         Net servicing income totaled $1.6 million for 1999, which represented an increase of $.5 million or 41.9 % from $1.1 million for 1998. During 1999, Waypoint Financial's loan servicing income benefited from an increasing interest rate environment, which had the effect of decreasing loan prepayment speeds, thereby increasing servicing fee income and decreasing amortization expense on loan servicing rights. Offsetting the favorable impact from the rate environment, the portfolio of loans serviced for others decreased to $1,361.3 million at December 31, 1999 from $1,601.4 million at December 31, 1998. For additional information on loan servicing fees and loans serviced for others, refer to the Notes to the Consolidated Financial Statements.

         Waypoint Financial recorded a net gain of $2.0 million on sales of marketable securities during 1999, which was a decrease of $3.7 million or 65.4% from $5.7 million in 1998. A substantial portion of Waypoint Financial's marketable securities porfolio consisted of mortgage-backed securities in 1999 and 1998. Accordingly, the market interest rate trends described earlier in relation to mortgage loan sales in 1998 were also conducive to increasing gains on sales of mortgage-backed securities in 1998. Also similar to mortgage loan sales in 1999, as mortgage interest rates increased, gains on the sale of mortgage-backed securities were diminished.

         Other noninterest income decreased $2.2 million or 81.2% to $.5 million in 1999 from $2.7 million in 1998. This decrease came primarily from Waypoint Financial's partnership interests in various joint ventures. During 1999, joint venture activities resulted in a net loss of $1.5 million, which represents a decrease of $2.7 million from net gains on joint venture activities of $1.2 million in 1998.

         Noninterest Expense. Noninterest expense increased $3.9 million or 5.6% to $74.1 million in 1999 from $70.1 million in 1998. The various components of noninterest expense are discussed in the following paragraphs.

         Salaries and benefits expense totaled $37.7 million in 1999, which represents an increase of $1.2 million or 3.3% from $36.5 million in 1998. This increase is attributed primarily to normal merit raises incurred with ongoing salary and benefit administration.

         Equipment and occupancy expenses combined increased $.9 million or 8.9% to $11.0 million in 1999 from $10.1 million in 1998. A substantial portion of this increase resulted from increased branch investments and additional depreciation on proof of deposit, imaging, and enhanced network technology acquired late in 1998. The branch investments were made to increase branch network penetration in selected areas of Waypoint Financial's market. The information technology investments represented an extension of investments begun in 1997 to overhaul the company's information systems to support full-service commercial banking activities.

         Advertising and public relations totaled $3.5 million in 1999, which represented an increase of $.3 million or 9.5% from $3.2 million in 1998. This increase came largely from increased media spending to enhance the market presence of Waypoint Financial's predecessor companies.

         Deposit insurance decreased with the lowering of effective premiums paid by institutions such as Waypoint Financial that were in the lowest risk category assigned by the FDIC. In 1999, Waypoint incurred $1.1 million in deposit insurance expense, which was down $.2 million or 13.6% from $1.3 million in 1999. Waypoint Financial's average deposit insurance premium rate was.054% for 1999 as compared to .060% for 1998.

         Real estate operations generated income of $2.6 million in 1999, an increase of $1.3 million from income of $1.3 million in 1998. During 1999, Waypoint sold an apartment complex acquired in foreclosure in a prior period, resulting in a gain on sale of $2.6 million. Real estate operations include both operating expenses and income from rental real estate in addition to gains and losses on the sales of real estate acquired for investment or acquired in foreclosure. During 1998, Waypoint recorded an unusually high amount of net gains on the sale of real estate acquired in mortgage loan foreclosures in comparison to historical norms.

         Amortization of intangibles totaled $2.6 million in 1999, a modest increase from $2.5 million in 1998, with this increase coming from amortization of deposit intangibles associated with a Lebanon County branch purchased in June 1999.

         Consulting and other fees increased $1.4 million or 27.7% to $6.6 million in 1999 from $5.2 million in 1998. As noted previously, Waypoint Financial paid substantial consulting and advisory fees during 1999 pursuant to merger and acquisition activity and financial services expansion. These fees were recorded as operating expense as the underlying merger and acquisition activity did not result in an acquisition.

         Supplies, telephone, and postage expense totaled $5.3 million, which represented an increase of $.6 million or 12.4% from $4.7 million in 1998. These expenses increased with the expansion of sales and marketing activities associated with Waypoint Financial's commercial and retail banking franchises and the expansion of financial service activities.

         Other noninterest expense increased $.6 million or 8.6% to $7.5 million in 1999 from $6.9 million in 1998. Similar to other general operating expenses, other expense increased primarily as a result of the expansion of Waypoint Financial's banking and financial service activities.

Income Tax Expense. Income tax expense was $9.8 million in 1999, which represented an effective tax rate of 26.0% on income before taxes of $37.8 million. In 1998, income tax expense was $12.3 million, which represented an effective tax rate of 29.9% on income before taxes of $41.2 million. For a more comprehensive analysis on income tax expense, see the Notes to Consolidated Financial Statements.

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk
-------   ----------------------------------------------------------

     Waypoint Financial's most significant form of market risk is interest rate risk. Interest rate risk and interest rate risk management is discussed in Item 7 of this report, which is incorporated herein by reference.

ITEM 8.   Financial Statements and Supplementary Data
------    ------------------------------------------

     The consolidated financial statements of Waypoint Financial are presented on the following pages.

                 (remainder of page intentionally left blank)

                               Management Report

Financial Statements

         Waypoint Financial Corp. (Waypoint Financial) is responsible for the preparation, integrity and fair presentation of its published financial statements as of December 31, 2000, and the year then ended. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and as such, include amounts, some of which are based on judgements and estimates of management.

Internal Control Structure Over Financial Reporting

         Management is responsible for establishing and maintaining an effective internal control structure over financial reporting presented in conformity with accounting principles generally accepted in the United States and the Office of Thrift Supervision instructions for Thrift Financial Reports. The structure contains monitoring mechanisms, and actions are taken to correct deficiencies identified.

         There are inherent limitations in the effectiveness of any internal control structure, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even an effective internal control structure can provide only reasonable assurance with respect to financial statement presentation. Further, because of changes in conditions, the effectiveness of an internal control structure may vary over time.

         Management assessed the Waypoint Financial's internal control structure over financial reporting presented in conformity with accounting principles generally accepted in the United States and Thrift Financial Report instructions as of December 31, 2000. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2000, Waypoint Financial maintained an effective internal control structure over financial reporting presented in conformity with accounting principles generally accepted in the United States and Thrift Financial report instructions.

Compliance With Laws and Regulations

         Management is also responsible for compliance with the federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders designated by the FDIC as safety and soundness laws and regulations.

         Management assessed its compliance with the designated laws and regulations relating to safety and soundness. Based on this assessment, management believes that Waypoint Financial complied, in all significant respects, with the designated laws and regulations relating to safety and soundness for the year ended December 31, 2000.


       /s/ CHARLES C. PEARSON, JR.
       ______________________________________________________
       Charles C. Pearson, Jr., Co-Chairman of the
       Board and Chief Executive Officer

       /s/ JAMES H. MOSS
       ______________________________________________________
       James H. Moss, Chief Financial Officer

       /s/ JOSEPH S. ARTHUR
       ______________________________________________________
       Joseph S. Arthur, Controller

                   Report of Independent Public Accountants

To the Board of Directors and Shareholders of Waypoint Financial Corporation:

We have audited the accompanying consolidated statements of financial condition of Waypoint Financial Corporation (a Pennsylvania corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of York Financial Corp., a company acquired during 2000 in a transaction accounted for as a pooling of interests, as discussed in Note 3 to the Consolidated Financial Statements. Such statements are included in the consolidated financial statements of Waypoint Financial Corp. and reflect total assets of 38 percent of the related consolidated total in 1999 and total interest income of 38 percent and 35 percent of the related consolidated totals in 1999 and 1998, respectively. These statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to amounts included for York Financial Corp., is based solely upon the reports of other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Waypoint Financial Corp. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

Lancaster, Pa.
February 3, 2001

                   WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                Consolidated Statements of Financial Condition

                                                              December 31,
                                                       ------------------------
                                                          2000            1999
                                                       ------------ -----------
                                                             (In thousands)
Assets
------

Cash and cash equivalents                               $    99,837 $   110,939
Marketable securities held-to-maturity                       22,709      22,689
Marketable securities available-for-sale                  1,854,872   1,625,398
Loans receivable, net                                     2,591,527   2,439,194
Loans held for sale, net                                     18,415       6,061
Loan servicing rights                                         6,376      12,738
Investment in real estate and other joint ventures           14,276      13,723
Premises and equipment                                       49,824      45,080
Accrued interest receivable                                  30,505      28,642
Intangible assets                                            16,356      17,619
Income taxes receivable                                       2,335       1,086
Deferred tax asset, net                                       7,914      19,413
Other assets                                                 43,240      24,338
                                                       ------------ -----------
 Total assets                                           $ 4,758,186 $ 4,366,920
                                                       ============ ===========

Liabilities and Stockholders' Equity
------------------------------------
Deposits                                                $ 2,625,720 $ 2,544,598
Other borrowings                                          1,625,329   1,488,390
Escrow                                                        6,461       8,813
Accrued interest payable                                     21,927      11,825
Postretirement benefit obligation                             2,712       3,806
Other liabilities                                            30,469      30,286
                                                        ----------- -----------
 Total liabilities                                        4,312,618   4,087,718
                                                        ----------- -----------
Commitments and Contingencies

Preferred stock, 10,000,000 shares authorized but
unissued Common stock, $ .01 par value, authorized
 100,000,000 shares, 39,018,962 shares issued and
 38,737,325 outstanding at December 31, 2000, 38,729,151
 shares issued and 38,314,825 shares outstanding at
 December 31,1999                                               391         388
Paid in capital                                             295,008     137,392
Retained earnings                                           189,745     187,585
Accumulated other comprehensive income                      (16,327)    (37,866)
Employee stock ownership plan                               (16,365)       (826)
Recognition and retention plans                                (427)       (456)
Treasury stock, 281,637 shares at December 31, 2000
 and 414,326 shares at December 31, 1999                     (6,457)     (7,015)
                                                        ----------- -----------
  Total stockholders' equity                                445,568     279,202
                                                        ----------- -----------
  Total liabilities and stockholders' equity            $ 4,758,186 $ 4,366,920
                                                        =========== ===========




See accompanying notes to consolidated financial statements.

                   WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                       Consolidated Statements of Income

                                                                                       Years Ended December 31,
                                                                            -------------------------------------------------
                                                                               2000               1999                1998
                                                                            ---------           ---------           ---------
                                                                                     (In thousands, except share data)
Interest Income:
  Loans receivable:
      Residential mortgage loans                                           $  101,797          $  104,206          $  100,247
      Commercial loans                                                         50,295              34,085              18,698
      Consumer and other loans                                                 48,470              40,147              32,307
  Taxable investments                                                          54,243              48,263              43,164
  Taxfree investments                                                           3,619               5,395               6,232
  Dividends on investments                                                      9,499               9,313               9,666
  Mortgage-backed securities                                                   56,447              43,066              40,778
  Money market investments                                                        188                 106                  84
                                                                            ---------           ---------           ---------
       Total interest income                                                  324,558             284,581             251,176
                                                                            ---------           ---------           ---------
Interest Expense:
  Deposits                                                                    125,052             105,316             100,529
  Borrowed funds                                                               99,179              79,302              58,357
  Escrow                                                                           88                  90                  90
                                                                            ---------           ---------           ---------
       Total interest expense                                                 224,319             184,708             158,976
                                                                            ---------           ---------           ---------
       Net interest income                                                    100,239              99,873              92,200
Provision for loan losses                                                       5,070               4,840               6,172
                                                                            ---------           ---------           ---------
       Net interest income after provision for loan losses                     95,169              95,033              86,028
                                                                            ---------           ---------           ---------
Noninterest Income:
  Service charges on deposits                                                   9,760               8,887               6,500
  Other service charges, commissions, fees                                      3,755               3,187               2,395
  Loan servicing income, net                                                    1,192               1,581               1,114
  (Loss) gain on securities                                                    (1,792)              1,968               5,692
  Gain on sales of loans                                                          161                 677               6,985
  Other                                                                         2,452                 503               2,673
                                                                            ---------           ---------           ---------
      Total noninterest income                                                 15,528              16,803              25,359
                                                                            ---------           ---------           ---------
Noninterest Expense:
  Salaries and benefits                                                        39,064              37,679              36,476
  Equipment expense                                                             7,294               5,942               5,209
  Occupancy expense                                                             6,374               5,098               4,905
  Advertising and public relations                                              3,412               3,509               3,204
  FDIC insurance                                                                  521               1,160               1,342
  Director fees                                                                 1,240               1,181                 942
  Expense (income) from real estate operations                                  1,247              (2,625)             (1,281)
  Amortization of intangibles                                                   2,889               2,641               2,488
  Consulting and other fees                                                     4,816               6,642               5,202
  Supplies, telephone and postage                                               4,956               5,287               4,702
  Merger-related expenses                                                      16,239                   -                   -
  Other                                                                         8,045               7,545               6,949
                                                                            ---------           ---------           ---------
     Total noninterest expense                                                 96,097              74,059              70,138
                                                                            ---------           ---------           ---------
  Income before income taxes                                                   14,600              37,777              41,249
  Income tax expense                                                            3,905               9,805              12,350
                                                                            ---------           ---------           ---------

      Net Income                                                            $  10,695           $  27,972           $  28,899
                                                                            =========           =========           =========
  Basic earnings per share                                                  $    0.28           $    0.73           $    0.75
                                                                            =========           =========           =========
  Diluted earnings per share                                                $    0.28           $    0.72           $    0.74
                                                                            =========           =========           =========

See accompanying notes to consolidated financial statements.

                   WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                Consolidated Statements of Shareholders' Equity

                                                                   Accumulated   Employee  Recognition
                                                                  Comprehensive    Stock      and                          Compre-
                                      Common  Paid in    Retained     Income     Ownership  Retention   Treasury            hensive
                                      Stock   Capital    Earnings     (Loss)       Plan       Plan(RRP)   Stock   Total     Income
                                      ----------------------------------------------------------------------------------------------
                                                                            (In thousands)
Balance at January 1, 1998            $  370  $ 118,800   $159,929   $  11,050  $  (1,324)    $(566)   $     -  $ 288,259

Net income                                                  28,899                                                 28,899  $ 28,899
Dividends paid at $.32 per share                            (6,782)                                                (6,782)
Exercised stock options                    6      2,556                                                             2,562
Unrealized losses on securities                                         (6,882)                                    (6,882)   (6,882)
                                                                                                                           --------
Comprehensive income                                                                                                       $ 22,017
                                                                                                                           ========
ESOP stock committed for release                    702                               266                             968
Earned portion of RRP                               306                                         110                   416
Tax benefit of RRP shares
awarded and exercised options                     1,060                                                             1,060
 Treasury stock purchased
(313,810 shares)                                                                                        (5,970)    (5,970)
Common stock dividends                     7      8,607     (8,632)                                                   (18)
Retirement of common stock                (5)    (4,392)                                                           (4,397)
Common stock issued under
dividend reinvestment plan                 2      2,263                                                             2,265
                                      -----------------------------------------------------------------------------------
Balance at December 31, 1998             380    129,902    173,414       4,168     (1,058)     (456)    (5,970)   300,380

Net income                                                  27,972                                                 27,972  $ 27,972
Dividends paid at $.34 per share                            (7,002)                                                (7,002)
Exercised stock options                    1        397                                                               398
Unrealized losses on securities                                        (42,034)                                   (42,034)  (42,034)
                                                                                                                           --------
Comprehensive income                                                                                                       $(14,062)
                                                                                                                           ========
ESOP stock committed for release                    307                               232                             539
Tax benefit exercised options                       156                                                               156
 Treasury stock purchased
(177,918 shares)                                                                                        (1,729)    (1,729)
Common stock dividends                     7      6,777     (6,799)                                                   (15)
Retirement of common stock                (2)    (1,664)                                                           (1,666)
Common stock issued under
dividend reinvestment plan                 2      1,517                                                    684      2,203
                                      -------------------------------------------------------------------------------------
Balance at December 31, 1999             388    137,392    187,585     (37,866)      (826)     (456)    (7,015)   279,202

Pooling adjustment to conform
accounting periods                        (3)      (548)    (2,059)      1,367       (132)                 617       (758)
Net income                                                  10,695                                                 10,695  $ 10,695
Dividends paid at $.33 per share                            (7,471)                                                (7,471)
Exercised stock options                    6        304                                                               310
Unrealized gains(losses) on securities                                  20,172                                     20,172    20,172
                                                                                                                           --------
Comprehensive income                                                                                                       $ 30,867
                                                                                                                           ========
ESOP stock committed for release                    171                               233                             404
Earned portion of RRP                                16                                          29                    45
 Tax benefit of RRP shares
awarded and exercised options                         9                                                                 9
 Treasury stock purchased
(147,250 shares)                                                                                        (1,301)    (1,301)
Common stock issued under
dividend reinvestment plan                          398                                                  1,242      1,640
Stock issued for compensation                      (112)                                                             (112)
 Stock issuance on conversion
(net of costs of $10,887,000)                   157,378        995                (15,640)                        142,733
                                      -----------------------------------------------------------------------------------
Balance at December 31, 2000          $  391   $295,008 $  189,745   $ (16,327)  $(16,365)   $ (427)   $(6,457)  $445,568
                                      ===================================================================================

         See accompanying notes to consolidated financial statements.

                   WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows

                                                                                           Years Ended December 31,
                                                                                 ---------------------------------------------
                                                                                   2000             1999               1998
                                                                                 ---------        ---------          ---------
                                                                                                (in thousands)
Cash flows from operating activities:
 Net income                                                                      $  10,695        $  27,972          $  28,899
 Adjustments to reconcile net income to net cash provided
  by operating activities:
   Provision for loan losses                                                         5,070            4,840              6,172
   Net depreciation, amortization and accretion                                      5,822            6,771              9,673
         Loans originated for sale                                                (192,668)         (76,282)          (325,266)
         Proceeds from sales of loans originated for sale                          180,879           73,798            132,093
         Origination of loan servicing rights                                       (1,734)          (2,444)            (3,862)
         Proceeds from sales of trading Securities                                   1,200           31,327            175,963
         Net loss (gain) on sales of interest-earning assets                         1,620           (2,224)           (10,398)
         Loss (gain) on the sale of foreclosed real estate                             832           (2,594)               357
         Realized loss (gain) on trading securities                                     11             (421)            (2,240)
         Loss (income) from joint ventures                                           1,251            1,496             (1,428)
         Increase in accrued interest receivable                                    (2,751)          (4,538)            (2,478)
         Increase in accrued interest payable                                       10,129            3,914              3,037
         Amortization of intangibles                                                 2,889            2,640              2,487
         Earned ESOP shares                                                            404              470                907
         Earned RRP shares                                                              54                -                416
         (Provision) benefit for deferred income taxes                              (3,799)           3,035              2,536
         (Increase) decrease in income taxes receivable                               (713)           2,557              3,255
         Other, net                                                                (20,155)          18,495            (29,117)
                                                                                 ---------        ---------          ---------
   Net cash (used in) provided by operating activities                                (964)          88,812             (8,994)
                                                                                 ---------        ---------          ---------
Cash flows from investing activities:
 Proceeds from maturities, sales, and principal reductions of
      marketable securities                                                        405,072          644,205          1,079,518
 Purchase of marketable securities                                                (518,705)        (669,815)        (1,353,884)
 Loans sold                                                                         71,526          137,374              1,669
 Loan originations less principal payments on loans                               (331,874)        (689,242)          (194,522)
 Loan servicing rights sold                                                          6,425            2,119                  -
 Investments in real estate held for investment and other joint ventures            (3,544)          (3,930)            (1,347)
 Proceeds from payments on real estate and premises and equipment                    8,650           18,841              8,711
 Purchases of premises and equipment, net                                          (14,540)          (7,665)            (8,285)
 Branch purchase                                                                         -           22,054                  -
 Acquisition of subsidiary net assets, net of cash acquired                         (1,165)               -                  -
                                                                                 ---------        ---------          ---------
   Net cash used in investing activities                                          (378,155)        (546,059)          (468,140)
                                                                                 =========        =========          =========

                   WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (continued)

                                                                                           Years Ended December 31,
                                                                                   2000             1999               1998
                                                                                 ---------        ---------          ---------
                                                                                                (in thousands)
Cash flows from financing activities:
   Net increase in deposits                                                      $ 148,506        $ 186,693          $ 108,616
   Net increase in other borrowings                                                 88,800          305,174            301,377
   Net decrease in escrow                                                             (426)          (4,395)              (646)
   Proceeds from issuance of common stock                                          158,373                -                  -
    Dividend reinvestment plan                                                         398            1,519              2,265
   Cash dividends                                                                   (7,471)          (7,017)            (6,800)
   Repurchase and retirement of stock                                                    -           (1,666)            (4,397)
   Payments to acquire treasury stock                                               (1,301)          (1,729)            (5,970)
   Issuance of treasury stock                                                        1,242              684                  -
   Establish ESOP                                                                  (15,640)               -                  -
   Proceeds from the exercise of stock options                                         310              411              2,188
                                                                                 ---------        ---------          ---------

   Net cash provided by financing operations                                       372,791          479,674            396,633
                                                                                 ---------        ---------          ---------

   Net (decrease) increase in cash and cash equivalents                             (6,328)          22,427            (80,501)
Pooling Adjustment to conform accounting years                                      (4,774)               -                  -
Cash and cash equivalents at beginning of period                                   110,939           88,512            169,013
                                                                                 ---------        ---------          ---------

Cash and cash equivalents at end of period                                       $  99,837        $ 110,939          $  88,512
                                                                                 =========        =========          =========
Supplemental disclosures:

Cash paid during the years for:

   Interest on deposits, advances and other borrowings
      (includes interest credited to deposit accounts)                           $ 215,444        $ 180,770          $ 155,881
   Income taxes                                                                      7,579            3,657              6,396

Non-cash investing activities:

   Transfers from loans to foreclosed real estate                                $   3,422        $   3,905          $   6,500
   Exchange of loans for mortgage-backed securities                                 84,168          114,206            241,282
   Exercise of stock options                                                             -                -                374
   Transfers from investment in joint ventures                                           -                -              2,205

Acquisitions:
   Fair value of assets acquired                                                 $   1,857        $  11,870          $       -
   Purchase intangible assets originated                                             1,627            3,349                  -
   Fair value of liabilities assumed                                                 1,224           37,273                  -

See accompanying notes to consolidated financial statements.

                   WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                  Notes To Consolidated Financial Statements
                       December 31, 2000, 1999, and 1998
  (All dollar amounts presented in the tables are in thousands, except share amounts)


(1)  Summary of Significant Accounting Policies

The accounting and reporting policies of Waypoint Financial Corp. ("Waypoint Financial" or "the Company") and its subsidiaries conform to generally accepted accounting principles and to general practices within the banking industry. The following is a description of the more significant of those policies.

(a)  Basis of Financial Statements
The Consolidated Financial Statements include the accounts of Waypoint Financial and its wholly owned subsidiaries Waypoint Bank, Waypoint Financial Investment Corporation, New Service Corporation, Waypoint Service Corporation, Waypoint Brokerage Services, Inc., Waypoint Insurance Services, Inc., Owen Insurance Inc., Advanced Real Estate Associates, and Lenders Support Group Inc. Waypoint Bank is the sole owner of the following subsidiaries: Harris Delaware Corporation, York Financial Investment Corporation, H.S. Service Corporation, First Harrisburg Service Corporation, and C.B.L. Service Corporation. All significant intercompany transactions and balances are eliminated in consolidation.

Waypoint Bank is primarily engaged in attracting deposits from the general public and investing deposit funds primarily in commercial loans, residential real estate loans, consumer loans and marketable securities. Waypoint Bank also provides commercial services, sells non-deposit investment products, provides trust and asset management services, and sells insurance products.

Waypoint Financial and Waypoint Bank are subject to the regulations of the Office of Thrift Supervision ("OTS"), Federal Deposit Insurance Corporation ("FDIC"), the Federal Reserve Bank ("FRB"), the Federal Home Loan Bank ("FHLB"), and the Securities Exchange Commission ("SEC") and may undergo periodic examinations by these regulatory authorities.

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

(c)  Cash and Cash Equivalents
For purposes of the statement of cash flows, Waypoint Financial defines cash equivalents as demand deposits with other financial institutions.

(d)  Marketable Securities
Marketable securities are classified and accounted for as follows:

        . Debt securities that Waypoint Financial has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost.
        . Debt and equity securities not classified as held-to-maturity are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a component of comprehensive income.

Premiums and discounts are amortized or accreted on the related securities using a method that approximates the interest method. Gains or losses upon sale are determined using the specific identification method.

Federal law requires a member institution of the Federal Home Loan Bank ("FHLB") system to hold stock of its district FHLB according to a predetermined formula. This stock is recorded at cost and may be pledged to secure FHLB advances.

(e)  Loans Receivable
Loans receivable are stated at unpaid principal balances, adjusted for the allowance for loan losses, net deferred loan origination fees, unearned discounts and premiums, and dealer reserves.

Recognition of interest income on loans is accrued and credited to interest income based upon principal amounts outstanding. Discounts and premiums on mortgage loans are amortized to income using a method that approximates the interest method over the remaining period to contractual maturity. Discounts on consumer loans are recognized over the lives of the loans using methods that approximate the interest method.

Loan fees and certain direct loan origination costs are deferred and the net fee or cost is recognized as an adjustment to interest income using the interest method over the contractual life of the loans. Calculation of the interest method is done on a loan-by-loan basis. The amortization of deferred fees and costs is discontinued on non-performing loans.

Waypoint Financial accounts for loans in accordance with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". Management considers current information and events regarding the borrowers' ability to repay their obligations and considers a loan to be impaired when it is probable that Waypoint Financial will be unable to collect all amounts due according to the contractual terms of the loan agreement. In evaluating whether a loan is impaired, management considers not only the amount that Waypoint Financial expects to collect but also the timing of collection. Generally, if a delay in payment is insignificant (e.g., less than 30 days), a loan is not deemed to be impaired.

When a loan is considered to be impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, at the loan's market price or fair value of the collateral if the loan is collateral dependent. The majority of loans deemed to be impaired by management are collateral dependent. Waypoint Financial evaluates smaller balance, homogeneous loans (e.g., primarily consumer and residential mortgages) for impairment on a portfolio basis. All other loans are evaluated individually for impairment.

Interest income on impaired loans is generally recorded as payments are collected. Interest on impaired loans that are contractually past due ninety days and over is reserved in accordance with regulatory requirements. Loans are returned to accrual status when the collectibility of past due principal and interest is reasonably assured.

The allowance for loan losses represents management's best estimate of probable losses at the end of the respective reporting periods. An analysis of the reserve is prepared on a quarterly basis. The reserve required for commercial loans is developed through an analysis of each loan within the portfolio for evidence of a loss confirming event. Such events include delinquencies, loss activity, decreases in cash flow or other adverse economic or demographic events. Reserves for mortgage and consumer loans are determined by applying reserve factors to pools of loans with similar risk attributes. These factors are developed by considering charge-off history, delinquencies and credit concentrations. Reserve factors are modified as specific events warrant.

Management believes that the allowance for losses on loans is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions and asset mix.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review Waypoint Financial's allowance for losses on loans. Such agencies may require Waypoint Financial to recognize additions or deletions to the allowance based on their judgments of information available to them at the time of their examination.

(f)  Loans Held for Sale
Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or market, net of deferred fees relating to the specific loans. Gains and losses on the sale of loans are determined using the specific identification method.

(g)  Loan Servicing
Waypoint Financial follows the provisions of Statement of Financial Accounting Standards No. 125, " Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". When capitalizing mortgage servicing rights, Waypoint Financial allocates the total cost of the mortgage loans (the recorded investment in the mortgage loans including net deferred fees or costs and any purchase premium or discount) to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. Such fair value is primarily based on observable market prices. Mortgage servicing rights (including purchased mortgage servicing) are amortized in proportion to, and over the period of, estimated net servicing revenue based on management's best estimate of remaining loan lives.

Waypoint Financial measures the impairment of servicing rights based on the difference between the carrying amount of the servicing rights and their current fair value. Impairment of servicing rights is recognized through a valuation allowance. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights exceed their fair value. For the purpose of evaluating and measuring impairment of capitalized mortgage servicing rights, Waypoint Financial stratifies those rights based on the predominant risk characteristics of the underlying loans, including loan type (for example, conventional or government guaranteed and adjustable rate or fixed rate mortgage loans) and interest rate. Valuation techniques for measuring fair value incorporate assumptions that market participants use in estimating future servicing income and expense, including assumptions about prepayment, default and interest rates.

(h)  Real Estate Held for Investment and Foreclosed Real Estate
Waypoint Financial follows the provisions of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). SFAS 121 provides guidance for recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill related to both assets to be held and used and assets to be disposed of. Real estate properties acquired through loan foreclosure are initially recorded at the lower of the carrying or fair value less estimated costs to sell at the date of foreclosure. At the time of foreclosure, the excess, if any, of the carrying value over the estimated fair value of the property less estimated costs to sell is charged to the allowance for loan losses. Real estate properties held for investment are carried at the lower of cost, including cost of improvements and amenities incurred subsequent to acquisition, or estimated net realizable value. Costs relating to development and improvement of property are capitalized, whereas costs relating to holding property are expensed.

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

(j)  Intangible Assets
Deposit premiums are amortized using the straight-line method over the estimated benefit period. The amortization period for deposit premiums is subject to periodic review for reasonableness by management.

(k)  Goodwill
Goodwill results when, under the purchase method of accounting for acquisitions, the amount paid for the acquired entity is greater than the fair value of the net assets acquired. Waypoint Financial amortizes goodwill using the straight-line method over the estimated useful life of the assets acquired. The amortization period for goodwill is subject to periodic review by management.

Waypoint Financial reviews the carrying value of intangible assets and goodwill for impairment whenever events and circumstances indicate that the carrying amount may not be recoverable.

(l)  Income Taxes
Waypoint Financial accounts for income taxes using the liability method. The objective of the liability method is to establish deferred tax assets and liabilities for temporary differences between the financial reporting and tax basis of Waypoint Financial's assets and liabilities based on enacted tax rates expected to be in effect when such amounts are realized or settled. Waypoint Financial files a consolidated federal income tax return.

(m)  Derivative Financial Instruments
Waypoint Financial utilizes derivative financial instruments to hedge its exposure to fluctuations in market interest rates. This exposure includes the impact of interest rates on cash flows from interest-bearing assets and liabilities, as well as the impact of interest rates on the market value of certain loans held-for-sale. The Bank does not utilize derivative financial instruments for trading purposes.

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

(n)  Earnings Per Share

Waypoint Financial follows the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires earnings per share to be reported as basic earnings per share and diluted earnings per share. Basic earnings per share is based on the total weighted average shares outstanding for a given period. Diluted earnings per share is based on total weighted average shares outstanding, and also assumes the exercise or conversion of all potentially dilutive instruments currently outstanding. The computations for basic and diluted earnings per share for the years ended December 31 are as follows:

                                                               2000              1999                 1998
                                                            ----------------------------------------------------
          Average shares of common stock outstanding:
              Basic                                         38,111,715          38,236,594            38,546,511
              Effect of stock options                          266,523             380,389               673,672
                                                            ----------          ----------            ----------
              Diluted                                       38,378,238          38,616,983            39,220,183
                                                            ==========          ==========            ==========

The following anti-dilutive options were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares during the period:

                                        # of dilutive       Weighted Average        Expiration
          Year Ended                       options           Exercise Price         through
         ------------------------------------------------------------------------------------------
          December 31, 2000                  454,759                $15.61          October 2, 2010
          December 31, 1999                  273,117                $26.41          October 9, 2009
          December 31, 1998                  285,387                $34.56          March 17, 2009

(o)  Dividends
Waypoint Bank may not pay dividends on or repurchase any of its common stock if the effect thereof would reduce net worth below the level of adequate capitalization as defined by the FDIC and the Office of Thrift Supervision
(OTS).

(p)  Stock-Based Compensation
Waypoint Financial follows the intrinsic value method to account for compensation expense related to the award of stock options and to furnish the pro forma disclosures required under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation".

(q)  Comprehensive Income
On January 1, 1998, Waypoint Financial adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). This statement established standards for reporting and display of comprehensive income and its components. SFAS 130 requires unrealized gains or losses on Waypoint Financial's marketable securities to be included in other comprehensive income. In accordance with SFAS 130, Waypoint Financial presents comprehensive income within the consolidated statements of stockholders' equity.

Waypoint Financial recorded reclassification adjustments in net income of $1,158,000, $547,000, and ($1,145,000) in 2000, 1999, and 1998, respectively, for losses (gains) realized on securities available for sale. These adjustments included tax expense (benefit) of ($623,000), ($371,000), and $709,000 in 2000,
1999, and 1998, respectively.

(r)  Business Segments
Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", was effective January 1, 1998. This Statement establishes standards for the way public enterprises report information about operating segments in the financial statements. Based on the guidance provided by the Statement, Waypoint Financial does not have more than one operating segment that would require additional disclosures in accordance with the Statement.

(s)  Recently Issued Accounting Guidance
In June,1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement 133). This statement expanded the previous definition of derivatives to include certain additional transactions. Entities are required to record derivatives at their fair values and recognize any changes in fair value in current period earnings, unless specific hedge criteria are met. Statement 133, as amended by Statement 137 and 138, is effective for years beginning after June 15, 2000. Waypoint Financial adopted Statement 133 on January 1, 2001 and there was no material impact on its financial condition, comprehensive income or net income

(2)  Regulatory Structure

Waypoint Financial's primary regulators are the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC").

Waypoint Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Waypoint Financial's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Waypoint Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Waypoint Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Waypoint Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined by the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). At December 31, 2000, Waypoint Bank met all capital adequacy requirements to which it is subject.

Waypoint Bank's actual capital amounts and ratios are presented in the following table:

                                                                                                      Well Capitalized
                                                                                                   Under Prompt Corrective
                                                                            For Capital                    Action
                                                    Actual               Adequacy Purposes                  Rules
                                          ----------------------------------------------------------------------------------
Waypoint Bank                                                            Minimum Required              Minimum Required
         As of December 31, 2000             Amount        Ratio        Amount        Ratio        Amount          Ratio
                                             ------        -----        ------        -----        ------          -----
     Total Capital/Risk Weighted Assets       $407,016        13.9%       $233,551       8.0%       $291,939         10.0%
     Tier 1 Capital/Risk Weighted Assets       382,599        13.1%        116,776       4.0%        175,163          6.0%
     Tier 1 Capital/Average Assets             382,599         7.9%        193,393       4.0%        241,741          5.0%

         As of December 31, 1999             Amount        Ratio        Amount           Ratio     Amount              Ratio
                                             ------        -----        ------           -----     ------              -----
     Total Capital/Risk Weighted Assets       $321,898        12.3%       $209,598       8.0%        $261,998        10.0%
     Tier 1 Capital/Risk Weighted Assets       297,832        11.4%        104,799       4.0%         157,199         6.0%
     Tier 1 Capital/Average Assets             297,832         6.9%        172,961       4.0%         216,201         5.0%

A reconciliation (unaudited) of Waypoint Bank's regulatory capital to capital using accounting principles generally accepted in the United States (GAAP) as of December 31, 2000 follows:

                                                                           Tangible Capital    Core Capital    Risk-based Capital
GAAP capital at Waypoint Financial                                                $ 445,568         $ 445,568           $  445,568
Capital attributed to affiliates                                                    (66,723)          (66,723)             (66,723)
                                                                           -------------------------------------------------------
GAAP capital at Waypoint Bank                                                       378,845           378,845              378,845

Capital adjustments:
Unrealized losses, net of taxes, on securities available for sale                    18,493            18,493               18,493
Allowance for loan losses                                                                 -                 -               22,586
Certain Intangible assets                                                           (14,739)          (14,739)             (14,739)
Allowable unrealized gains, net of taxes, on equity securities
 available for sale                                                                       -                 -                1,831
                                                                           -------------------------------------------------------
Regulatory capital at Waypoint Bank                                               $ 382,599         $ 382,599           $  407,016
                                                                           =======================================================

     Waypoint Bank may dividend up to amounts allowed by OTS regulation.

(3)  Completion of Stock Conversion, Stock Offering, and Acquisition by Merger

On October 17, 2000, Harris Financial, MHC, the parent mutual holding company for Harris Financial, Inc. and owner of 76% of its common stock, completed a mutual-to-stock conversion. As part of this conversion, Harris Financial, MHC ceased to exist. Immediately following the conversion, Waypoint Financial became the successor to Harris Financial, Inc. and Waypoint Bank became the successor to Harris Savings Bank. As a result of these transactions, Waypoint Bank is the wholly owned subsidiary of Waypoint Financial and 100% of Waypoint Financial is publicly owned.

Also on October 17, 2000, Waypoint Financial completed a stock offering and an acquisition by merger of York Financial Corp., the parent holding company of York Federal Savings and Loan Association. As a result of its subscription, community offering, and public offering, Waypoint Financial sold 16,550,000 shares at $10.00 per share with net proceeds totaling $155.6 million (including approximately $15.6 million of proceeds from the sale of shares to Waypoint Bank's employee stock ownership plan). Waypoint Financial issued 6,191,274 shares to former stockholders of Harris Financial, Inc. as part of the conversion in accordance with a ratio of .7667 Waypoint Financial shares to each Harris Financial share. Waypoint Financial also issued 15,666,264 shares to former stockholders of York Financial to complete its acquisition by merger in accordance with a ratio of 1.55 shares of Waypoint Financial to each York Financial share. York Financial held total assets of $1.7 billion as of September 30, 2000. In addition, Waypoint Financial's underwriters in the public offering exercised 300,000 shares of their overallotment option, resulting in net proceeds of $2.8 million. On October 30, 2000, York Federal Savings and Loan Association was merged into Waypoint Bank.

As a result of conversion, offering, and merger transactions, Waypoint Financial survives as a federally chartered unitary savings and loan holding company regulated by the OTS. Waypoint Bank survives as a federally chartered savings bank and is also regulated by the OTS.

The merger of Waypoint Financial and York Financial has been accounted for under the pooling-of-interests method of accounting and, accordingly, Waypoint Financial's historical consolidated financial statements have been restated to include the accounts and results of operations of York Financial.

The results of operations previously reported by the separate entities and the combined amounts presented in the accompanying consolidated financial statements are presented below:

                                                       Nine Months Ended         Year Ended            Year Ended
                                                      September 30, 2000     December 31, 1999     December 31, 1998
                                                          (unaudited)
Net interest income (in thousands)
     Harris Financial                                         $   46,909              $ 61,438             $  56,862
     York Financial                                               26,639                38,435                35,338
                                                       --------------------------------------------------------------
          Combined                                            $   73,548              $ 99,873             $  92,200
                                                       ==============================================================

Net income (in thousands)
     Harris Financial                                         $   13,644              $ 18,683             $  19,229
     York Financial                                                6,695                 9,289                 9,670
                                                       --------------------------------------------------------------
          Combined                                            $   20,339              $ 27,972             $  28,899
                                                       ==============================================================

Prior to the combination, York Financial's fiscal year ended on June 30. York Financial's financial statements as of and for the fiscal years ended June 30, 2000 and June 30, 1999 were combined with Waypoint Financial's financial statements as of and for the year ended December 31, 1999 and December 31, 1998, respectively.

An adjustment has been made to stockholder's equity in the year ended December 31, 2000 to eliminate the effect of including York Financial's results of operations for the six months ended June 30, 2000 in Waypoint Financial's consolidated financial statements for the years ended December 31, 2000 and 1999. There were no significant intercompany transactions between Waypoint Financial and York Financial prior to the combination.

Waypoint Financial recorded $16,239,000 of expenses ($12,056,000 after-tax) associated with the merger of Waypoint Financial and York Financial on October 17, 2000. The major components of merger expense included: advisory and professional fees of $3,806,000, compensation and benefit plan integration expenses of $6,655,000, system conversion and account integration costs of $3,355,000, charges for duplicate facilities of $1,203,000, and various other expenses totaling $1,220,000. At December 31, 2000, Waypoint Financial's reserve for merger expenses, which consisted primarily of employee severance and benefit plan liabilities, totaled $3,456,000 and is expected to be paid in 2001.

The following table presents selected (unaudited) financial information for York Financial Corp. for the six months ended June 30, 2000:

                                                                                       For the Six Months
                                                                                              Ended
                                                                                          June 30, 2000
                                                                                     ------------------------
Selected Operating Data:
   Interest income                                                                                     57,958
   Interest expense                                                                                    38,884
   Provision for loan losses                                                                              510
                                                                                     ------------------------
   Net interest income after provision for loan losses                                                 18,564
                                                                                     ------------------------
   Noninterest income                                                                                   3,221
   Noninterest expense                                                                                 16,399
   Provision for income taxes                                                                             719
                                                                                     ------------------------
      Net income                                                                                        4,667
                                                                                     ========================

Selected shareholders' equity data:
   Shareholders' equity at December 31, 1999                                                          109,120
   Net income                                                                                           4,667
   Cash dividends paid                                                                                 (2,608)
   Net change in unrealized losses on securities available for sale                                    (1,367)
   Activity associated with stock option and ESOP plans                                                   258
   Stock dividends                                                                                         --
   Activity associated with treasury stock                                                             (1,301)
   Dividend reinvestment plan                                                                           1,109
                                                                                     ------------------------
   Shareholders' equity at June 30, 2000                                                              109,878
                                                                                     ========================

Selected cash flow data:
   Net income                                                                                           4,667
   Net adjustments to reconcile net income to net cash provided
by operating activities                                                                               (14,151)
                                                                                     ------------------------
   Net cash provided by operations                                                                     (9,484)
   Net cash flows from investing activities                                                            (2,345)
   Net cash flows from financing activities                                                            16,603
                                                                                     ------------------------
   Net change in cash and cash equivalents                                                              4,774
   Cash and cash equivalents at December 31, 1999                                                      32,552
                                                                                     ------------------------
   Cash and cash equivalents at June 30, 2000                                                          37,326
                                                                                     ========================

(4)  Marketable Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for held-to-maturity and available-for-sale securities by major security type were as follows:

                                                                         As of December 31, 2000
                                                  -----------------------------------------------------------------------
                                                                           Gross             Gross
                                                                        Unrealized         Unrealized
                                                     Amortized            Holding           Holding               Fair
                                                       Cost                Gains             Losses               Value
                                                  -----------------------------------------------------------------------
Held to Maturity:
  U.S. Government and agencies                        $     3,500          $      13        $        -        $     3,513
  Corporate bonds                                          19,054                  -              (990)            18,064
  GNMA Mortgage-backed securities                             155                  8                 -                163
                                                  -----------------------------------------------------------------------
      Total securities held to maturity               $    22,709          $      21        $     (990)       $    21,740
                                                  =======================================================================
Available for sale:
  U.S. Government and agencies                        $   491,998          $     506        $  (10,074)       $   482,430
  Corporate bonds                                          63,609                  -            (4,952)            58,657
  Municipal securities                                     69,119              2,622              (280)            71,461
  FHLB stock                                               76,540                  -                 -             76,540
  Equity securities                                        74,351              4,871            (1,047)            78,175
  Mortgage-backed securities:
      Agency PC's & CMO's                                 475,735                685           (12,272)           464,148
      Private issue CMO's                                 629,795              1,450            (7,784)           623,461
                                                  -----------------------------------------------------------------------
      Total mortgage-backed securities                  1,105,530              2,135           (20,056)         1,087,609
                                                  -----------------------------------------------------------------------
      Total securities available for sale             $ 1,881,147          $  10,134        $  (36,409)       $ 1,854,872
                                                  =======================================================================

                                                                         As of December 31, 1999
                                                  -----------------------------------------------------------------------
Held to Maturity:
  U.S. Government and agencies                        $     3,500          $       -        $      (79)       $     3,421
  Corporate bonds                                          19,018                 58              (570)            18,506
  GNMA Mortgage-backed securities                             171                  7                 -                178
                                                  -----------------------------------------------------------------------
      Total securities held to maturity               $    22,689          $      65        $     (649)       $    22,105
                                                  =======================================================================

Available for sale:
  U.S. Government and agencies                        $   535,470                 15           (30,755)       $   504,730
  Corporate bonds                                          63,352                  -            (3,526)            59,826
  Municipal securities                                     63,980                958            (1,446)            63,492
  FHLB stock                                               66,690                  -                 -             66,690
  Equity securities                                        85,885              5,741            (3,996)            87,630
  Mortgage-backed securities:
      Agency PC's & CMO's                                 398,356              1,101            (9,131)           390,326
      Private issue CMO's                                 473,170              1,043           (21,509)           452,704
                                                  -----------------------------------------------------------------------
      Total mortgage-backed securities                    871,526              2,144           (30,640)           843,030
                                                  -----------------------------------------------------------------------
      Total securities available for sale             $ 1,686,903          $   8,858        $  (70,363)       $ 1,625,398
                                                  =======================================================================

The following table presents Waypoint Financial's marketable securities as of December 31, 2000 stratified by maturity as indicated:

                                                   Amortized         Fair
                                                      Cost          Value
                                                ---------------------------
Held to Maturity:
Due in one year or less                         $         -     $         -
Due after one through five years                      8,407           8,251
Due after five through ten years                          -               -
Due after ten years                                  14,147          13,326
Mortgage-backed securities                              155             163
                                                ---------------------------
      Total securities held to maturity         $    22,709     $    21,740
                                                ===========================

Available for sale:
Due in one year or less                         $     1,620     $     1,621
Due after one through five years                    111,952         111,971
Due after five through ten years                    299,473         294,720
Due after ten years                                 211,681         204,236
Equity                                              150,891         154,715
Mortgage-backed securities                        1,105,530       1,087,609
                                                ---------------------------
      Total securities available for sale       $ 1,881,147     $ 1,854,872
                                                ===========================

Marketable securities having a market value of $40,883,000 and $42,675,000 at December 31, 2000 and 1999, respectively, were pledged to secure public deposits. Marketable securities having a market value of $508,902,000 and $622,862,000 were pledged as collateral for FHLB advances at December 31, 2000 and 1999, respectively.

Activity from the sale of marketable securities is as follows:

                                                     2000                1999             1998
                                                  ----------------------------------------------
Proceeds                                          $  360,755          $  478,270       $ 708,160
                                                  ==============================================

Gross realized gains                              $    7,439          $    5,156       $   6,213
Gross realized losses                                 (9,231)             (3,188)           (521)
                                                  ----------------------------------------------
Net realized (Loss) gain                          $   (1,792)         $    1,968       $   5,692
                                                  ==============================================

Included in the net realized loss for 2000 was a valuation adjustment for other than temporary impairment on a marketable security of $1,842,000.

(5)  Loans Receivable

Loans receivable at December 31 are summarized as follows:

                                                                    2000                    1999
                                                              -----------------         --------------
Residential mortgage loans (principally conventional):
Secured by 1-4 family residences                              $       1,274,684         $    1,270,998
Construction (net of undistributed
portion of $67,073 in 2000 and
$94,137 in 1999)                                                         90,712                103,279
                                                              -----------------         --------------
                                                                      1,365,396              1,374,277

Less:
Unearned premium                                                            210                    296
Net deferred loan origination fees                                        4,491                  4,944
                                                              -----------------         --------------
Total residential mortgage loans                                      1,360,695              1,369,037
                                                              -----------------         --------------

Commercial loans:
Commercial                                                              642,802                544,206
Less:
Net deferred loan origination fees                                          923                    933
                                                              -----------------         --------------
Total commercial loans                                                  641,879                543,273
                                                              -----------------         --------------

Consumer and other loans:
Manufactured housing                                                     90,226                 80,164
Home equity and second mortgage                                         326,024                231,290
Indirect automobile                                                     117,377                 98,768
Other                                                                    55,939                119,625
                                                              -----------------         --------------
                                                                        589,566                529,847
Plus:
Net deferred loan origination fees                                       (1,503)                  (534)
Dealer reserve                                                           23,476                 20,698
                                                              -----------------         --------------
Total consumer and other loans                                          611,539                550,011
                                                              -----------------         --------------
Less:
Allowance for loan losses                                                22,586                 23,127
                                                              -----------------         --------------
Net loans                                                     $       2,591,527         $    2,439,194
                                                              =================         ==============


Loans having a carrying value of $1,388,531,000 were pledged as collateral for FHLB advances at December 31, 2000.

Activity in the allowance for loan loss is summarized as follows for the years ended December 31:

                                                            2000           1999             1998
                                                    --------------------------------------------
Balance at the beginning of the year                $     23,127    $    19,891      $    17,002
Pooling adjustment to conform accounting periods             234              -                -
Provision charge to income                                 5,070          4,840            6,172
Less: Portion of provision related
  to unfunded commitments                                      -            617             (503)
Charge-offs and recoveries, net                           (5,845)        (2,221)          (2,780)
                                                    --------------------------------------------
Balance at the end of the year                      $     22,586    $    23,127      $    19,891
                                                    ============================================

Non-accrual and renegotiated loans for which interest has been reduced totaled approximately $5,696,000 in 2000, $10,270,000 in 1999, and $8,570,000 in 1998.
Interest income foregone on these loans amounted to $210,000 in 2000, $352,000 in 1999, and $366,000 in 1998.

At December 31, 2000 and 1999, Waypoint Financial had $5,852,000 and $9,517,000, respectively, in impaired loans. The December 31, 2000 and 1999 allowance for loan losses has a reserve of $1,788,000 and $1,768,000, respectively, for these impaired loans.

(6)      Loan Servicing

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans totaled $741,740,000, $1,361,300,000, and $1,601,359,000 at December
31, 2000, 1999, and 1998, respectively.

Activity associated with mortgage servicing rights is summarized as follows:

                                                               Purchased          Originated           Total
                                                               --------------------------------------------------
Balance at December 31, 1998                                    $   7,963         $       7,444      $     15,407
Additions                                                               -                 2,444             2,444
Sales                                                              (2,119)                    -            (2,119)
Amortization                                                       (1,505)               (1,273)           (2,778)
Net change in valuation allowance                                      (1)                 (215)             (216)
                                                               --------------------------------------------------
Balance at December 31, 1999                                        4,338                 8,400            12,738
Additions                                                               -                 1,734             1,734
Sales                                                              (4,246)               (2,179)           (6,425)
Amortization                                                          (66)               (1,134)           (1,200)
Net change in valuation allowance                                     200                  (499)             (299)
Pooling adjustment to conform accounting years                         (1)                 (171)             (172)
                                                               --------------------------------------------------
Balance at December 31, 2000                                    $     225         $       6,151      $      6,376
                                                               ==================================================

Custodial escrow balances maintained in connection with the foregoing mortgage servicing rights were approximately $10,536,000 at December 31, 2000, and $10,704,000 at December 31, 1999.

Waypoint Financial establishes the value of its originated mortgage servicing rights using comparative market prices for mortgage servicing rights at the time the servicing rights are created. Waypoint Financial used the following assumptions to measure the fair value of mortgage servicing rights related to securitizations and recorded losses and gains on securitizations as follows:

                                              2000                 1990               1998
                                        --------------------------------------------------------
Discount rates                           9.0% to 10.0%           9.0% to 10.0%        8.5% to 9.5%
Average prepayment rate                  9.0% to 14.0%           9.0% to 14.0%      12.0% to 17.0%
(Loss) gain on securitized loans        $     (11,000)          $     421,000       $   2,240,000

Waypoint Financial performs a market value analysis of its mortgage servicing rights on a quarterly basis. If the calculated market value is less than the carrying value of the servicing rights, a valuation adjustment is recorded to write down the servicing rights to the market value. As of December 31, 2000, the mortgage servicing rights reflected a fair market value of $7,355,000.

At December 31, 2000, Waypoint Financial's valuation of mortgage servicing rights reflected an average discount rate of 9.5% and an average prepayment rate of 13.7%. Waypoint Financial also stresses certain modeling assumptions used in determining the value of its mortgage servicing rights. At December 31, 2000, the high and low values resulting from stressed assumptions were $8,263,000 and $6,761,000, respectively.

During the first quarter of 2000, Waypoint Financial sold substantially all of its purchased mortgage servicing rights and recorded a net gain of $.1 million.

(7)      Investment in Real Estate and Other Joint Ventures

         A summary of real estate is as follows:

                                                                      December 31
                                                                 2000              1999
                                                            ----------------------------
Held for investment (net of accumulated depreciation
   of $1,000 in 2000 and $310,000 in 1999)                  $    1,344          $    788
Foreclosed assets held for sale                                  3,211             3,809
                                                            ----------          --------
                                                                 4,555             4,597
Less: Allowance for real estate losses                             125                55
                                                            ----------          --------
                                                            $    4,430          $  4,542
                                                            ==========          ========

An analysis of the allowance for real estate losses is as follows:

                                                                 Year Ended December 31,
                                                            2000           1999          1998
                                                       ----------------------------------------
Balance at beginning of year                           $   55         $   45         $     116
Pooling adjustment to conform accounting periods          (44)             -                 -
Provision charged real estate expense                     338            250               250
Less: Real estate losses charged to allowance            (224)          (240)             (321)
                                                       ------         ------         ---------
Balance at end of year                                 $  125         $   55         $      45
                                                       ======         ======         =========

Waypoint Financial is a partner in an unconsolidated joint venture in which its ownership percentage is less than 20%. The corporation's investment in this joint venture is accounted for under the equity method of accounting. At December 31, 2000 and 1999, the carrying value of this investment was approximately $3,984,000 and $3,633,000, respectively. Waypoint Financial's share of the venture's net (loss) income for the years ended December 31, 2000, 1999 and 1998 was ($1,147,000), ($956,000) and $1,433,000, respectively.

Waypoint Financial also maintains a minority interest in a joint venture associated with reinsurance of property and casualty insurance products sold in the course of Waypoint Financial's banking activities. The carrying value of this investment was $413,000 and $0 at December 31, 2000 and 1999 respectively.

A subsidiary of Waypoint Financial is a partner in an unconsolidated joint venture in which its ownership percentage is greater than 20%. The purpose of the venture is to acquire and develop real property for ultimate resale or for management of the resulting income-producing property. At December 31, 2000 and 1999, the carrying value of this investment were approximately $24,000 and $117,000, respectively. The Corporation's share of the venture's net income for the years ended December 31, 2000, 1999, and 1998 was $22,000, $39,000 and
$21,000, respectively.

Waypoint Financial is a limited partner in several partnerships (approximate ownership position of 99%) for the purpose of acquiring, renovating, operating and leasing qualified low-income housing and historic properties. At December 31, 2000 and 1999, aggregate net equity investment in these partnerships approximated $5,541,000 and $5,775,000, respectively. Waypoint Financial's share of the partnerships' net income (loss) of $66,000, ($514,000) and ($213,000) for the years ended December 31, 2000, 1999 and 1998, respectively, is included in operations under the equity method of accounting. Benefits attributed to these partnerships include low-income housing and historic tax credits.

A subsidiary of Waypoint Bank operates two unconsolidated joint ventures engaged in residential real estate development. At December 31, 2000 and 1999, the combined carrying values of these investments were approximately ($142,000) and ($565,000) respectively. The Corporation's share of the ventures' net incomes for the years ended December 31, 2000, 1999 and 1998 was $76,000, $46,000 and $167,000, respectively.

(8)      Premises and Equipment

A summary of premises and equipment at December 31 follows:

                                                                             Estimated
                                              2000              1999       Useful Lives
                                           ---------------------------------------------
Land and improvements                       $         7,790      $  8,322
Buildings and improvements                           31,294        28,866     5-40 years
Leasehold improvements                                8,831         5,759     5-25 years
Furniture and equipment                              31,812        27,804     3-10 years
Automobiles                                             292           214        3 years
Software                                              4,842         4,919      3-5 years
Accumulated depreciation                            (35,037)      (30,804)
                                           ------------------------------
                                            $        49,824      $ 45,080
                                           ==============================

Depreciation expense was $5,979,000 in 2000, $5,186,000 in 1999, and $4,445,000
in 1998.

(9)   Intangible Assets

Total amortization expense recorded on intangible assets was $2,889,000 in 2000, $2,641,000 in 1999, and $2,488,000 in 1998. Intangible assets at December 31, 2000 were recorded at $16,356,000, net of accumulated amortization of $12,882,000.

Effective November 30, 2000, Waypoint Financial acquired Owen Insurance, Inc., a full-service insurance agency based in York, Pennsylvania. The acquisition was accounted for as a purchase and resulted in a premium of $1,627,000, which is being amortized over a fifteen year period using the straight-line method. Amortization expense totaled $9,000 for 2000.

Effective June 25, 1999, Waypoint Financial acquired a branch in Lebanon County, Pennsylvania from another regional bank. The acquisition included the purchase of $37,273,000 in deposits, $11,400,000 in loans, and cash and other assets totaling $700,000. The acquisition was accounted for as a purchase and resulted in a core deposit intangible of $3,300,000, which is being amortized over a seven year period using the straight-line method.

(10)   Deposits

Waypoint Financial pays deposit insurance premiums to the Savings Association Insurance Fund ("SAIF") of the FDIC. Waypoint Financial's average deposit insurance premium rate was .021% for 2000, .054% for 1999, and .060% for 1998 of its assessed deposit base. This resulted in total premiums assessed of $521,000 in 2000, $1,160,000 in 1999, and $1,342,000 in 1998.

Waypoint Financial had deposits (excluding brokered deposits) with a minimum denomination of $100,000 totaling $363,216,000 and $212,775,000 at December 31, 2000 and 1999, respectively.

Waypoint Financial had brokered certificates of deposit totaling $127,887,000, at an average rate of 6.73%, at December 31, 2000 and $77,111,000, at an average rate of 5.94%, at December 31, 1999. The certificates of deposit have maturities ranging from six months to seven years and were issued in denominations greater than $100,000 and participated out by the broker.

(11)  Other Borrowings

 Borrowed funds at December 31 are summarized as follows:

                                                               2000               1999
                                                             -------------------------------
FHLB Advances                                                $  1,434,806         $  904,660
Repurchase Agreements                                             189,853            568,200
ESOP & Other                                                          670             15,530
                                                             ------------        -----------
Total Other borrowings                                       $  1,625,329        $ 1,488,390
                                                             ===============================

As of December 31, 2000, FHLB advances consisted of the following:

FHLB advances maturing in:                           Amount          Average Rate
----------------------------------              -----------------------------------
2001                                                $   500,000               6.651
2002                                                     50,000               6.570
2003                                                    100,000               6.585
2004                                                    150,000               6.723
2005                                                    200,000               6.408
2006 and beyond                                         434,806               5.403
                                              -----------------
                                                    $ 1,434,806               6.239
                                              =================

Waypoint Financial uses a variety of FHLB advance products including overnight advances, floating-rate advances, fixed-rate advances, and convertible option advances. Pursuant to collateral agreements with the FHLB, advances are fully secured by certain debt securities and qualifying first mortgage loans. There were available lines of credit totaling $633.2 million at December 31, 2000 and $1,059.5 million at December 31, 1999. Waypoint's maximum borrowing capacity at the FHLB was $2,069.0 million at December 31, 2000.

As of December 31, 2000, Waypoint Financial's repurchase agreements consisted of the following:

Repurchase agreements maturing in:                  Amount          Average Rate
-------------------------------------------------------------       ------------
2001                                               $   66,478          5.665
2002                                                        -              -
2003                                                   23,375          5.590
2004                                                        -              -
2005                                                   50,000          6.340
2006 and beyond                                        50,000          5.210
                                                   ----------
                                                   $  189,853          5.714
                                                   ==========

During 2000 and 1999, Waypoint Financial sold repurchase agreements, the average balance of which was $204.7 million for 2000 and $500.3 million for 1999. The highest month-end balance outstanding was $313.0 million during 2000 and $643.3 million during 1999. The securities underlying the agreements were under Waypoint Financial's control.

(12)     Restrictions

Waypoint Financial is required by the Federal Reserve Bank to maintain certain statutory cash reserves. At December 31, 2000, Waypoint Financial's reserve requirement was $25,000.

(13)     Commitments To Extend Credit

Waypoint Financial issues financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers. These financial instruments include commitments to extend credit and performance standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.

At December 31, 2000 and 1999, Waypoint Financial had the following off-balance sheet commitments:

                                                                    2000                1999
                                                          -------------------------------------
Commitments:
      To extend credit:
         Unused open-end consumer lines of credit                $     139,417        $    124,430
         Unused open-end commercial lines of credit                    220,683             126,339
         Funds available on construction loans                          67,073              94,137
         Loan originations and purchases                                59,372              47,584
      To sell loans                                                     22,544               7,633
      Loans sold with recourse                                          32,050              37,039
      Performance standby letters of credit                             21,840              10,591


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

Waypoint Financial evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by Waypoint Financial upon extension of credit, is based on management's credit evaluation of the customer. Collateral held includes residential and income producing commercial properties.

In addition to commitments to sell loans, Waypoint Financial also has sold certain mortgage loans under contractual terms that may require Waypoint Financial to repurchase such loans from the buyer if the borrowers default. Waypoint Financial has not experienced and does not anticipate experiencing a material impact to financial condition or results of operations from loans sold with recourse.

Performance standby letters of credit are conditional commitments issued by Waypoint Financial to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The terms of the letters of credit vary from 6 months to 36 months and may have renewal features. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Waypoint Financial holds collateral supporting those commitments for which collateral is deemed necessary.

Most of Waypoint Financial's business activity is with customers located within its defined market area. Waypoint Financial grants commercial, residential and consumer loans throughout central Pennsylvania and northern Maryland. Waypoint Financial also originates mortgage loans in nine Eastern states other than Pennsylvania through a correspondent lending program, but sells a majority of these loans in the secondary market. Since the majority of Waypoint Financial's loan portfolio is located in central Pennsylvania and northern Maryland, a substantial portion of Waypoint Financial's debtors' ability to honor their contracts and increases or decreases in the market value of the real estate collateralizing such loans may be significantly affected by the level of economic activity in this area.

(14)  Employee Benefits

Waypoint Financial maintains qualified non-contributory defined benefit pension plans covering substantially all of the eligible former Harris employees hired prior to January 1, 1999 (the Harris Pension Plan) and all of the eligible former York Financial employees prior to the merger date (the York Financial Pension Plan).

Benefits for the participants in the Harris Pension Plan continue to accrue based on years of service and the employee's average monthly pay using the five highest years of employment. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. Waypoint Financial's policy is to make the minimum contribution, as calculated by the Plans' actuary. The following sets forth the plan's funded status and amounts recognized in Waypoint Financial's statement of financial condition at December 31, 2000 and 1999:

                                                                          2000              1999
                                                                     -----------------------------
Change in benefit obligation:
Benefit obligation at beginning of year                                   $  13,145         $  11,791
Service Cost                                                                  1,085               963
Interest Cost                                                                   843               759
Actuarial loss                                                                   53                86
Curtailment gain                                                               (754)                -
Benefits paid                                                                  (501)             (454)
                                                                    ---------------         ---------
Benefit obligation at the end of plan year                                   13,871            13,145
                                                                    ===============         =========
Change in plan assets:
Fair value of plan assets at beginning of year                               14,573            13,180
Actual return on plan assets                                                   (636)            1,847
Benefits paid                                                                  (501)             (454)
                                                                    ---------------         ---------
Fair value of plan assets at end of year                                     13,436            14,573
                                                                    ===============         =========
Funded status                                                                  (435)            1,428
Unrecognized net actuarial loss                                                (350)           (2,187)
Unrecognized net prior service cost                                             122               150
Unrecognized net asset                                                         (307)             (346)
                                                                    ---------------         ---------
Accrued benefit cost                                                      $    (970)        $    (955)
                                                                    ===============         =========

The components of net pension expense for the years ended December 31, 2000, 1999, and 1998 are as follows:

                                                                          2000              1999             1998
                                                                       -----------------------------------------------
Service cost benefits earned during the period                              $ 1,085          $    963         $    714
Interest cost on projected benefit obligation                                   843               759              721
Actual loss (gain) on plan assets                                               636            (1,847)          (1,405)
Net amortization and deferral of gains (1)                                   (1,808)              783              385
                                                                       -----------------------------------------------
Net pension expense                                                         $   756          $    658         $    415
                                                                       ===============================================
(1) This item is comprised of:
Current year's net asset (loss) gain deferred for later recognition         $(1,768)         $    809         $    446
Amortization of prior service cost                                               14                15               15
Amortization of unrecognized net asset                                          (38)              (38)             (38)
Amortization of net gain                                                        (16)               (3)             (38)
                                                                       -----------------------------------------------
                                                                            $(1,808)         $    783         $    385
                                                                       ===============================================

Assumptions used to develop the net pension expense were:

                                                                           2000               1999             1998
                                                                    ------------------ ----------------- ---------------
Discount Rate                                                                    6.5%              6.5%            6.5%
Expected long-term rate of return on assets                                      8.0%              8.0%            8.0%
Rate of increase in compensation levels                                          4.0%              4.0%            4.0%

The assets of the Harris Pension Plan consist primarily of U.S. Government securities, corporate bonds, and equity securities.

Waypoint Financial also provides supplemental retirement benefits for certain executives formerly of Harris Financial. The following sets forth the amounts recognized in Waypoint Financial's statement of financial condition as of December 31, 2000 and 1999:

                                                                        2000             1999
                                                                  ------------------------------
Change in Benefit Obligation:
Benefit obligation at beginning of year                                 $   678          $   491
Service Cost                                                                 76               26
Interest Cost                                                                40               16
Actuarial loss                                                                -              145
Benefit payments                                                            (60)               -
Actuarial loss due to changes in assumptions                               (168)               -
                                                                  ------------------------------
Benefit obligation at the end of plan year                                  566              678
                                                                  ------------------------------
Fair value of plan assets at end of year                                      -                -
Funded status                                                              (566)            (678)
Unrecognized net loss                                                       101              285
Unrecognized prior service cost                                             110              125
                                                                  ------------------------------
Accrued benefit cost                                                    $  (355)         $  (268)
                                                                  ==============================

The components of net pension cost for the supplemental retirement benefits for executives for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                                                    2000           1999          1998
                                                                 -----------------------------------------
Service cost                                                        $      76      $      26     $      22
Interest cost                                                              40             16            24
Amortization of unrecognized prior service cost                            16             16            16
Amortization of net loss                                                   15              7             -
                                                                ------------------------------------------
Total net periodic post-retirement benefit cost                     $     147      $      65     $      62
                                                                ==========================================

The accumulated benefit obligation for the supplemental retirement benefits for executives was determined using a discount rate of 6.5%.

Effective November 15, 2000, the York Financial Pension Plan was terminated and participants' benefit accruals ceased as of October 15, 2000. As of the termination date, the plan participants' balances were fully vested. As of December 31, 2000, Waypoint Financial is in the process of winding down the Plan. Management expects to complete this process in 2001. The following schedules set forth the plan's funded status as of June 30, 2000 and represents amounts recognized in Waypoint Financial's statement of financial condition at December 31, 1999.

                                                                     December 31, 1999
                                                                     -----------------
Change in benefit obligation:
Benefit obligation at beginning of year                                      $     6,436
Service Cost                                                                         391
Interest Cost                                                                        495
Benefits paid                                                                       (218)
Changes in assumptions                                                              (601)
Experience loss                                                                      259
                                                                     -------------------
Benefit obligation at the end of year                                              6,762
                                                                     -------------------

Change in plan assets:
Fair value of plan assets at beginning of year                                     7,330
Actual return on plan assets                                                       1,004
Benefits paid                                                                       (252)
                                                                     -------------------
Fair value of plan assets at end of year                                           8,082
                                                                     -------------------
Funded status                                                                      1,320
Unrecognized net actuarial loss                                                     (197)
Unrecognized net prior service cost                                                  127
Unrecognized net asset                                                              (708)
                                                                     -------------------
Prepaid Pension Expense                                                      $       542
                                                                     ===================

During September, 2000, all plan assets, except some of the Company's shares, were liquidated and placed in a money market fund in anticipation of the Plan's termination. As of December 31, 2000, the value of the money market fund was $7,570,000. Prior to liquidation, other plan assets included debt and equity funds. The Plan held 89,500 and 88,610 of the Company's shares, with a fair value of $985,000 and $700,000 as of December 31, 2000 and 1999 respectively. The Plan's obligation as of December 31, 2000 was $8,235,000. The Company had $242,000 of net pension expense in conjunction with this plan during 2000. Also during 2000, Waypoint Financial charged to merger expense $542,000 to recognize the accrued benefit cost which was accelerated upon termination of the Plan.

The components of net pension expense included in the consolidated statements of income for the years ended December 31, 1999, and 1998 are as follows:

                                                                           1999             1998
                                                                         --------------------------
Service cost benefits earned during the period                             $   425          $   441
Interest cost on projected benefit obligation                                  495              435
Actual return on plan assets                                                (1,004)            (547)
Net amortization and deferral of gains (1)                                     326             (102)
                                                                        ---------------------------
Net pension expense                                                        $   242          $   227
                                                                        ===========================

(1) This item is comprised of:
Current year's net asset (loss) gain deferred for later recognition        $   353          $   (75)
Amortization of prior service cost                                              22               22
Amortization of unrecognized net asset                                         (49)             (49)
Amortization of net loss                                                         -                -
                                                                        ---------------------------
                                                                           $   326          $  (102)
                                                                        ===========================

Assumptions used to develop the net pension expense were:

                                                                           1999              1998
                                                                     ----------------- -----------------
Discount Rate                                                                    8.0%              7.5%


Expected long-term rate of return on assets                                      9.0%              9.0%
Rate of increase in compensation levels                                          4.5%              4.5%


Waypoint Financial also has a defined contribution plan covering substantially all employees. Waypoint Financial provides a matching contribution of 25% of employee contributions to a maximum of 6% of employee compensation (a maximum matching contribution of 1.5%). Expense related to the defined contribution plan was $192,000 in 2000, $150,000 in 1999, and $123,000 in 1998. During 1999,
Waypoint Financial amended its defined contribution plan to provide a matching contribution of 50% of employee contributions to a maximum of 6% of employee compensation (a maximum matching contribution of 3%) for only employees hired after January 1, 1999.

Waypoint Financial also provides certain health care benefits for retired Harris' employees that accumulate 25 years of service and were hired before October 1, 1995. Waypoint Financial accounts for these post-retirement benefits under the accrual method of accounting.

                                                                       2000              1999
                                                                 ------------------------------
Change in Benefit Obligation:
Benefit obligation at beginning of year                                $  1,689          $  2,553
Service Cost                                                                 64                61
Interest Cost                                                               113                99
Plan change                                                                 (53)              (51)
Actuarial loss (gain) due to changes in assumptions                           4              (941)
Benefits Paid                                                               (35)              (32)
                                                                 --------------------------------
Benefit obligation at the end of plan year                                1,782             1,689
                                                                 --------------------------------
Fair value of plan assets at end of year                                      -                 -


Funded status                                                            (1,782)           (1,689)
Unrecognized net (gain) loss                                               (502)             (528)
Unrecognized prior service cost                                            (350)             (321)
                                                                 --------------------------------
Accrued benefit cost                                                   $ (2,634)         $ (2,538)
                                                                 ================================

The components of net post-retirement benefit cost for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                                                       2000              1999              1998
                                                                   --------------------------------------------------
Service cost                                                                 $  64             $  61            $  81
Interest cost                                                                  113                99              127
Amortization of unrecognized prior service cost                                (25)              (20)               -
Amortization of net gain                                                       (21)              (22)             (20)
                                                                   --------------------------------------------------
Total net periodic post-retirement benefit cost                              $ 131             $ 118            $ 188
                                                                   ==================================================

The post-retirement benefit obligation was determined using a discount rate of 7.0%. The assumed health care cost rate used in measuring the accumulated post retirement benefit obligation was 5.0% for medical costs and 5.0% per year for dental costs. The health care cost trend assumption has a significant impact on the amounts reported. For example, a 1.0% increase in the health care trend rate would increase the accumulated post-retirement benefits obligation by approximately $379,000 at December 31, 2000 and increase the aggregate of the service and interest cost components by $43,000 for the year ended December 31, 2000.

The Company provides Supplemental Executive Retirement Plans (SERPS) to certain of its executives. These plans are unfunded, nonqualified deferred compensation plans. The SERPS are funded through life insurance policies, which are designed to offset annual expense associated with the individual agreements. The cash surrender value of the policies was $15.6 million and $9.8 million in 2000 and 1999, respectively, and is included in other assets in the accompanying consolidated balance sheets. Total income recognized on the insurance policies for the year ended December 31, 2000 and 1999, amounted to $609,000 and $439,000, respectively. For the year ended December 31, 2000 and 1999, salaries and employee benefits expense included $266,000 and $165,000, respectively, in connection with the SERP.

The Company has deferred compensation arrangements for certain current and former directors and executives which generally provide for fixed payments upon retirement or lump-sum payments upon death. The amounts accrued under these plans were $2.2 million and $2.3 million at December 31, 2000 and 1999, respectively. These amounts are reflected in other liabilities in the accompanying consolidated statements of financial condition. The total expense recorded by Company was $382,000, $327,000 and $191,000 in 2000, 1999 and 1998,
respectively. The Company funds a portion of these obligations through the establishment of insurance assets on behalf of the executives participating in the plans. The insurance assets are reflected as other assets in the accompanying consolidated balance sheets.

(15) Employee Stock Ownership Plans

Waypoint Financial maintains two leveraged employee stock option plans covering substantially all of the eligible employees of the Company. In addition, on October 17, 2000 the Company created the Waypoint Financial Corporation Employee Stock Ownership Plan, and loaned $15,640,000 for the purchase of 1,564,000 shares of the Company's stock. The Company makes annual contributions to each of the Plans. For one plan, the annual contribution is equal to the debt service less dividends received on the unearned shares. For the second plan, dividends on unearned shares are used to purchase additional shares held for collateral on the related debt. Each plan's shares were initially pledged as collateral for its debt to the Company and unrelated third parties. The Plan's debt to unrelated third parties was $530,000 as of December 31, 2000 and 1999, respectively. The fair value of 89,517 shares of Waypoint Financial stock pledged as collateral on debt with third parties was $985,000 and $707,000 as of December 31, 2000 and 1999, respectively. As the debt is repaid by the plans, shares including shares purchased with dividends are released from collateral and become eligible to be allocated to employee accounts. Actual share allocations to employee accounts are based on each employee's relative portion of Waypoint Financial's total eligible compensation recorded during the year shares are earned. The Company accounts for each ESOP under the provisions of the AICPA Statement of Position 93-6 "Employers' Accounting for Employee Stock Ownership Plans" (SOP 93-6). Accordingly, the shares pledged as collateral on the plans' borrowings are reported as unearned shares on Waypoint Financial's statement of condition. As shares are earned, Waypoint Financial reports compensation expense equal to the current market price of the shares and the shares become outstanding for earnings-per-share (EPS) computations. Dividends on allocated shares are recorded as a reduction of retained earnings. Dividends on unallocated shares are recorded as a reduction of accrued interest.

In conjunction with the merger with York Financial, certain employees were involuntarily terminated causing one of the plans to undergo a partial termination. As a result, those employees' allocations became fully vested.

The ESOP shares and the related compensation expense as of December 31, 2000, 1999, and 1998 were as follows:

                                                              2000               1999               1998
                                                           -----------        -----------       ------------
Allocated Shares                                               888,333            809,538            714,697
                                                           -------------------------------------------------

Earned shares not yet released for allocation                   44,886             44,886             42,938
                                                           -------------------------------------------------

Unearned shares                                              1,699,059            157,830            192,879
                                                           -------------------------------------------------

Total Shares in the Plan                                     2,632,278          1,012,254            950,514
                                                           ===========        ===========       ============

Fair value of unearned shares                              $18,690,000        $ 1,375,000       $  2,580,000
                                                           ===========        ===========       ============

Compensation expense                                       $   488,000        $   591,000       $  1,054,000
                                                           ===========        ===========       ============

(16) Stock Award and Option Plans

Waypoint Financial's stock award plans include the Recognition and Retention Plan for Officers and Employees and the Recognition and Retention Plan for Outside Directors (the RRPs). The RRPs provide for the granting of restricted stock awards to key employees and unrestricted stock awards to outside directors. Restricted stock awards will only vest if Waypoint Financial achieves certain financial goals over one-year performance periods. Recipients of restricted and unrestricted stock awards are not required to provide consideration to Waypoint Financial other than rendering service and have the right to vote the shares and receive dividends. The following table summarizes the activity in Waypoint Financial's RRPs during 2000, 1999, and 1998:

                                                                      Unrestricted      Shares in
                                                Restricted Shares        Shares         Suspense         Total Shares
                                                ------------------------------------------------------------------------
Unearned on
January 1, 1998:                                           14,836             3,067            129,668           147,571
Plan activity during 1998:
Forfeited                                                       -                 -                  -                 -
Awarded                                                     3,450                 -             (3,450)                -
Earned                                                     (8,568)           (1,150)                 -            (9,718)
------------------------------------------------------------------------------------------------------------------------
Unearned on
December 31, 1998:                                          9,718             1,917            126,218           137,853
Plan activity during 1999:
Forfeited                                                       -                 -                  -                 -
Awarded                                                     9,453                 -             (9,453)                -
Earned                                                    (16,488)           (1,150)                 -           (17,638)
------------------------------------------------------------------------------------------------------------------------
Unearned on
December 31, 1999:                                          2,683               767            116,765           120,215
Plan activity during 2000:
Forfeited                                                  (1,533)                -              1,533                 -
Awarded                                                         -                 -                  -                 -
Earned                                                     (1,150)             (767)                 -            (1,917)
------------------------------------------------------------------------------------------------------------------------
Unearned on
December 31, 2000:                                              -                 -            118,298           118,298
========================================================================================================================

At the time of inception of the RRPs, the cost of the plan shares was recorded as unearned compensation in shareholders' equity. As granted shares are earned, compensation is charged to expense at market value (restricted shares) or at cost (unrestricted shares), unearned compensation is reduced at share cost ($4.34 per share), thereby increasing stockholders' equity, and paid in capital is increased by the appreciated portion of the restricted shares' market value. Waypoint Financial recorded compensation expense for earned RRP shares totaling $ 27,000 in 2000, $173,000 in 1999, and $173,000 in 1998.

The Company maintains stock option plans (Option Plans) under which incentive and non-incentive options are granted to directors and key personnel. Options are granted at option prices equal to the fair market value of the Company's stock on the date of grant and are exercisable within 10 years from the date of the option grant. Options granted vest over a period between one and eight years or at the time of certain qualified events. Recipients of options have no rights with respect to share voting or receipt of dividends on unexercised option shares. Performance-based options granted under the Option Plans become exercisable when the Company achieves certain performance measurement targets in accordance with the terms of the option. If performance measurement targets are not achieved in accordance with the terms of the option, the options are forfeited.

The following table presents the activity in Waypoint Financial's option plans during the periods ending December 31:

                                                                      Stock Options         Weighted Average
                                                                                         Option Price per Share
                                                                      ----------------   ----------------------
Balance at January 1, 1998                                                   2,120,347                $    5.83
Granted                                                                        123,876                    16.06
Forfeited                                                                      (11,668)                   10.96
Exercised                                                                     (640,914)                    4.00
                                                                      ----------------
Balance at December 31, 1998                                                 1,591,641                     7.34
Granted                                                                        425,306                    12.57
Forfeited                                                                      (82,365)                   16.19
Exercised                                                                      (95,916)                    4.14
                                                                      ----------------
Balance at December 31, 1999                                                 1,838,666                     8.31
Granted                                                                        218,116                     9.13
Forfeited                                                                    (108,660)                    10.35
Exercised                                                                     (62,317)                     4.83
Pooling adjustment to conform accounting periods                                10,227                        -
                                                                      ----------------   ----------------------
Balance at December 31, 2000                                                 1,896,032                $    8.72
                                                                      ================   ======================
Exercisable at December 31, 2000                                             1,623,761                $    7.56
                                                                      ================   ======================

The following table presents the options outstanding and exercisable at December 31, 2000:

                                                  Options Outstanding                            Exercisable Stock Options
----------------------------------------------------------------------------------------------------------------------------
                                                   Weighted Average
                               Total Number of      Remaining Life      Weighted Average      Number of    Weighted average
    Range of Exercise Prices       Shares              (Years)           Exercise Price        Shares      exercise price
----------------------------------------------------------------------------------------------------------------------------
        $ 0.00 - $ 5.00             130,033                 0.65              $   2.72           130,033             $  2.72
        $ 5.01 - $10.00           1,364,206                 5.36                  7.08         1,227,809                6.88
        $10.01 - $15.00             203,927                 7.33                 11.48           203,927               11.48
        $15.01 - $20.00             178,698                 7.83                 17.07            54,325               17.06
        $20.01 - $30.00              19,168                 7.01                 26.41             7,667               26.41
                               ------------                                                  -----------
                                  1,896,032                 5.50                  8.39         1,623,761                7.56
                               ============                                                  ===========

The Company accounts for the Option Plans under Accounting Principles Board Opinion No. 25, and, accordingly, no compensation expense has been recognized in the financial statements of the Company. Had compensation cost for these plans been recorded in the financial statements of the Company consistent with the fair value provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (Statement 123), the Company's net income and net income per share would have been reduced to the following pro-forma amounts (in thousands, except per-share data):

                                                                 2000            1999            1998
                                                                -------------------------------------------
Net Income (in thousands)
As reported                                                       $  10,695       $  27,972       $  28,899
Pro forma                                                         $  10,074       $  27,054       $  28,521

Basic earnings per share
As reported                                                        $   0.28        $   0.73        $   0.75
Pro forma                                                          $   0.26        $   0.71        $   0.74

Diluted earnings per share
As reported                                                        $   0.28        $   0.72        $   0.74
Pro forma                                                          $   0.26        $   0.70        $   0.73

Weighted average grant date fair value of options granted
during the year                                                    $   3.85        $   4.64        $   4.11

The effects of applying SFAS No. 123 may not be representative of the effects on reported net income in future years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                          2000            1999          1998
Risk-free interest rate                   6.5%            6.1%          5.7%
Expected volatility                      38.6%           25.3%         25.4%
Expected dividend yield rate              3.4%            3.8%          3.5%
Expected life                           8.7 years      4.2 years      4.1 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the stock options granted.

(17) Income Taxes

The provision for income taxes in the consolidated statements of income consists of the following:

                                             Year ended December 31
                                       2000          1999          1998
                                     --------------------------------------
                                                 (In thousands)
Current:
Federal                                 $ 7,061       $ 5,077       $ 8,455
State                                       643         1,693         1,359
                                     --------------------------------------
                                          7,704         6,770         9,814
Deferred:
Federal                                  (3,765)        2,918         2,068
State                                       (34)          117           468
                                     --------------------------------------
                                         (3,799)        3,035         2,536
                                     --------------------------------------
Total provision for income taxes        $ 3,905       $ 9,805       $12,350
                                     ======================================

Income tax expense for Waypoint Financial is different than the amounts computed by applying the statutory federal income tax rate to income before income taxes because of the following:

                                                             Percentage of Income Before Income Taxes
                                                                      Year Ended December 31
                                                            ------------------------------------------
                                                                2000           1999           1998
                                                            ------------------------------------------
Income tax expense at Federal Statutory Rate                       35.0%         35.0%          35.0%
Tax Exempt Income                                                  (9.8)         (6.1)          (5.6)
Dividends Received Deduction                                       (7.3)         (3.2)          (4.1)
State Taxes, Net of Federal Benefit                                 4.4           3.2            2.9
Federal Tax Credits                                                (7.6)         (3.9)          (0.5)
Merger Costs                                                       10.3           0.0            0.0
Other                                                               1.7           1.0            2.2
                                                            ------------------------------------------
Effective Tax Rate                                                 26.7%         26.0%          29.9%
                                                            ==========================================

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are as follows:

                                                                        2000               1999
                                                                      ----------------------------------
                                                                             (In thousands)
Deferred tax assets:
Allowance for loan losses                                                  $    7,925          $   8,199


Post-retirement benefits expense                                                1,126              1,035
Deposit intangible amortization                                                 1,583              1,218
Federal tax credits                                                                 -              1,354

Merger and integration costs                                                    1,586                  -
Net unrealized losses on marketable
   securities available for sale                                                8,055             19,051
Other                                                                           1,065              3,850
                                                                      ----------------------------------
Total assets                                                                   21,340             34,707
                                                                      ----------------------------------
Deferred tax liabilities:
Deferred loan costs and dealer reserves                                         8,029              7,721
Depreciation and amortization                                                   1,451              1,546
Joint venture                                                                   1,056              2,110
Servicing rights                                                                1,918              2,468
Other                                                                             972              1,449
                                                                      ----------------------------------
Total liabilities                                                              13,426             15,294
                                                                      ----------------------------------
Net deferred assets                                                        $    7,914          $  19,413
                                                                      ==================================

     Waypoint Financial has determined that a valuation reserve for the net deferred tax asset is not required since it is more likely than not that the net deferred tax asset can be realized through carryback to taxable income in prior years, future reversals of existing taxable temporary differences, or reductions of future taxes.

(18) Leases

At December 31, 2000, Waypoint Financial was obligated under non-cancelable operating leases for office space. Certain leases contain escalation clauses providing for increased rentals based on increases in the average consumer price index. Rental expenses for these facilities aggregated $1,410,000 in 2000, $1,190,000 in 1999, and $1,084,000 in 1998.

The projected minimum rental payments under the terms of the leases at December 31, 2000, net of projected sub-lease rentals, are as follows:

        Years ending
        December 31,                           Amount
-------------------------                    ----------
2001                                           $  1,346
2002                                              1,275
2003                                              1,082
2004                                                915
2005                                                719
2006 and thereafter                               3,111
                                             ----------
                                               $  8,449
                                             ==========

(19)  Disclosures about Fair Value of Financial Instruments

The majority of Waypoint Financial's assets and liabilities are considered financial instruments as defined in SFAS 107. Many of these instruments, however, lack an available trading market as characterized by a willing buyer and a willing seller engaging in an exchange transaction. Since it is Waypoint Financial's general practice not to engage in trading activities, significant assumptions and estimations were used in calculating present values in discounted cash flow models. Estimated fair values at December 31, 2000 and 1999 have been determined by using the best available data, as generally provided in Waypoint Financial's regulatory reports with an estimation methodology suitable for each category of financial instrument, as noted below.

Cash and Cash Equivalents. The carrying amounts for short-term instruments approximate fair value because of the short maturity of, and negligible credit concerns within those instruments.

Marketable Securities. The fair value of marketable securities has been valued based on quotations received from an independent pricing service.

Loans and Loans Held For Sale. Fair values are estimated for portfolios of loans with similar characteristics. Residential mortgages make up a substantial percentage of Waypoint Financial's loan portfolio. These residential mortgages, which are generally underwritten to standards substantially in conformity with Federal Home Loan Mortgage Corporation ("Freddie Mac") standards, have been estimated based on the discounted value of expected cash flows.

Fair values for all commercial and other loans have been calculated by discounting scheduled cash flows. The discount rate used in these calculations is the market rate for similar instruments adjusted for noninterest operating costs, credit risk and assumed prepayment risk.

The fair value of loans held for sale is assumed to equal the amortized cost of the assets.

Other Financial Assets. Other financial assets have been estimated based on the discounted value of expected cash flows.

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

Limitations. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instruments. These estimates do not reflect any premium or discount that could result from offering for sale at one time Waypoint Financial's entire holdings or of a particular financial instrument. Because no market exists for a significant portion of Waypoint Financial's financial instruments, fair value estimates are based on judgments regarding expected losses, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Management is concerned that reasonable comparability between financial institutions may not be likely due to the wide range of permitted valuation techniques and the estimates and assumptions that must be made.

The carrying amounts and estimated fair values for Waypoint Financial's financial assets and liabilities and commitments at December 31, 2000 and 1999 are as follows:

                                                                       As of December 31,
                                                ------------------------------------------------------------------
                                                             2000                               1999
                                                -------------------------------     ------------------------------
                                                      Carrying         Fair              Carrying         Fair
                                                        Value          Value              Value           Value
                                                ------------------------------------------------------------------
Cash and cash equivalents                            $  99,837        $  99,837          $110,939         $110,939
Marketable securities held-to-maturity                  22,709           21,740            22,689           22,105
Marketable securities available-for-sale             1,881,147        1,854,872         1,686,903        1,625,398
Loans receivable:
   Mortgage                                          1,365,396        1,369,694         1,374,277        1,367,435
   Commercial                                          642,802          644,806           544,206          507,250
   Consumer                                            589,566          590,434           529,847          529,270
                                                ------------------------------------------------------------------
Total Gross Loans                                    2,597,764        2,604,934         2,448,330        2,403,955
                                                ------------------------------------------------------------------
Loans held for sale                                     18,415           18,415             6,061            6,061
Other Financial Assets                                   6,376            7,355            12,720           16,693
Demand and Now accounts                                298,591          298,591           297,006          297,006
Money market accounts                                  470,482          470,482           502,142          502,142
Savings deposits                                       222,471          222,471           178,916          178,916
Time deposits                                        1,634,176        1,655,609         1,566,534        1,572,169
                                                ------------------------------------------------------------------
Total Deposits                                       2,625,720        2,647,153         2,544,598        2,550,233
                                                ------------------------------------------------------------------
Escrow                                                   6,461            6,461             8,813            8,813
Other borrowings                                     1,625,329        1,648,371         1,488,390        1,462,997

Off-balance sheet financial instruments:
Commitments to extend credit                                 -            1,107                 -            1,230
Standby letters of credit                                    -              125                 -                -

(20)  Derivative Financial Instruments

As of December 31, 2000, Waypoint Financial was a party to three total return swaps. The swaps are intended to hedge market value fluctuations in Waypoint Financial's retail construction loan portfolio that are caused by changes in market levels of interest rates. The swaps have contract durations of six to eight months and consist of two components:

     . Waypoint Financial exchanges fixed rate interest payments on a designated mortgage backed security (MBS) pool for a floating rate interest payment indexed to the London Interbank Offered Rate (LIBOR) less a spread. The settlement is made on a monthly basis between Waypoint Financial and the counter-party.
     . A lump sum payment which reflects the change in market value of the designated MBS pool from the inception of the swap contract to the end of the swap contract. This payment is made at the final date of the contract between Waypoint Financial and the counter-party. Waypoint Financial receives a payment if the market value of the underlying MBS pool declines. Conversely, Waypoint Financial must pay the counter-party if the value of the MBS pool increases.

The total return swaps are designed to hedge against the decline in the market value of a specifically identified pool of fixed rate construction loans that are to be sold upon their conversion to long term mortgage loans. Waypoint Financial has determined that there is a high degree of correlation between the changes in the market value of the underlying MBS pool and the fair market value of the hedged loans. Accordingly, Waypoint Financial has recorded the change in market value of the contract on the balance sheet, with an offsetting entry to the carrying value of the hedged loans. Management has estimated the market value of the contract by determining the change in the fair market value of the underlying MBS pool. Management believes this amount is approximately equal to the fair market value of the contract. The ultimate gain or loss incurred by Waypoint Financial as a result of the changes in the market value of the contract will be recognized upon the sale of the construction loans.

As of December 31, 2000, Waypoint Financial had entered into five callable interest rate swaps which are matched to callable certificates of deposits. The fixed interest rate received by Waypoint Financial as a result of the swap is passed on to the holder of the certificate of deposit. Each callable interest rate swap has the same call date as the callable certificate of deposit to which it is matched.

The following table summarizes Waypoint Financial's derivative financial instruments as of December 31, 2000:

                                          Year of Maturity       Year of Call       Notional Amount      Fair Value
                                          ----------------       ------------       ---------------      ----------
Callable interest rate swaps                   2003 - 2009           2000 - 2001       $ 68,000,000         $  (225)
Total return swaps                                    2000                     -         15,000,000            (630)
                                                                                                       --------------
     Total                                                                                                     (855)
                                                                                                       ==============

See Note (1) for a discussion of new accounting standards relevant to derivative financial instruments.

(21)  Waypoint Financial Corp. Financial Information (Parent Company Only)

                                                                           December 31,
                                                                --------------------------------
Condensed Statements of Financial Condition                          2000               1999
-------------------------------------------                     --------------------------------
                                                                           (unaudited)
Assets:
  Cash                                                                 $  47,530           $   3,232
  Marketable securities available for sale                                 3,790               4,469
  Loans receivable                                                        17,295               1,369
  Investment in joint ventures                                             4,351               3,807
  Investment in bank subsidiary                                          378,843             279,498
  Investment in other subsidiaries                                         6,750               4,481
  Other assets                                                             6,199               1,390
                                                                ------------------------------------
Total assets                                                           $ 464,758           $ 298,246
                                                                ====================================
Liabilities and Stockholders' Equity:
  Accounts payable and other liabilities                               $  16,861           $   2,724
  Other borrowings                                                         2,329              16,320
  Stockholders' equity                                                   445,568             279,202
                                                                ------------------------------------
Total liabilities and stockholders' equity                             $ 464,758           $ 298,246
                                                                ====================================

                                                                                   For the years ended
                                                                                       December 31,
                                                                       ---------------------------------------------
Condensed Statements of Income                                              2000            1999            1998
------------------------------                                         ---------------------------------------------
                                                                                       (unaudited)
Income:
  Dividend income                                                            $  3,604        $  3,141        $ 5,608
  Interest income                                                                 728             557            881
  Loss on sale of securities                                                   (2,720)              -             (6)
  Gain on sale of real estate                                                       -               -            589
  (Loss) gain from joint ventures                                              (1,366)         (1,083)         1,433
  Other income                                                                      1              13              9
                                                                       ---------------------------------------------
Total income                                                                      247           2,628          8,514
Expense:
  Interest expense                                                              1,255             647              -
  Merger expense                                                               12,361               -              -
  Other expense                                                                 1,191           1,510          1,323
                                                                       ---------------------------------------------
Total expense                                                                  14,807           2,157          1,323
                                                                       ---------------------------------------------
Net (loss) income before equity in undistributed
  net income of subsidiaries                                                  (14,560)            470          7,191
  Equity in undistributed net income of subsidiaries                           20,240          26,692         22,450
  Income tax benefit                                                           (5,015)           (810)           742
                                                                       ---------------------------------------------
Net income                                                                   $ 10,695        $ 27,972       $ 28,899
                                                                       =============================================

                                                                                  For the years ended
                                                                                      December 31,
                                                                    -------------------------------------------------
Condensed Statements of Cash Flows                                    2000              1999             1998
------------------------------------                                -------------------------------------------------
                                                                                       (unaudited)
Cash flows from operating activities:
Net income                                                               $   10,695       $   27,972       $   28,899
Adjustments to reconcile net income to net cash provided by
operating activities:
  Undistributed earnings of susidiary                                       (20,240)         (26,692)         (22,450)
  Net depreciation, amortization, and accretion                                 (6)               92              165
  Loss on sale of investments                                                 2,720                -                6
  Equity losses from joint venture                                            1,366             (829)             938
  Increase in loan to subsidiary                                               (395)               -                -
  Other, net                                                                  8,537            2,734             (684)
                                                                    -------------------------------------------------
Net cash (used in) provided by operating activities:                          2,677            3,277            6,874
                                                                    -------------------------------------------------
Cash flows from investing activities:
Purchase of available-for-sale securities, net                               (2,705)            (345)            (781)
Sale of available-for-sale securities, net                                    2,872                -            6,571
Principal collected on loans                                                  1,437            1,442              155
Disposal of equipment                                                             5                5                4
Increase in investment in subsidiaries                                      (80,161)         (18,046)              (8)
Dissolution of subsidiary                                                         -                -                4
Investment in joint venture                                                  (2,346)          (1,089)            (415)
                                                                    -------------------------------------------------
Net cash (used in) provided by investing activities                         (80,898)         (18,033)           5,530
                                                                    -------------------------------------------------
Cash flows from financing activities:

Net (decrease) increase in borrowings                                       (13,333)          15,789                -
Proceeds from issuance of common stock                                      158,373                -                -
Dividend reinvestment plan                                                      398            1,519            2,265
Stock option plan                                                               304              411            2,188
Retirement of common stock                                                        -           (1,666)          (4,397)
Payments to acquire treasury stock                                           (1,301)          (1,729)          (5,970)
Issuance of treasury stock                                                    1,242              684                -
Dividends paid                                                               (7,471)          (7,017)          (6,800)
Dividends received                                                            1,510            3,085            1,870
Establish ESOP                                                              (15,640)               -                -
                                                                    -------------------------------------------------
Net cash provided by (used in) financing activities                         124,082           11,076          (10,844)
                                                                    -------------------------------------------------
  Net increase (decrease) in cash                                            45,861          (3,680)            1,560
Pooling adjustment to conform accounting periods                             (1,563)              -                 -
Cash at the beginning of the period                                           3,232            6,912            5,352
                                                                    -------------------------------------------------
Cash at the end of the period                                            $   47,530        $   3,232        $   6,912
                                                                    =================================================

(22)   Consolidated Quarterly Financial Data

                                                                            2000
                                                ------------------------------------------------------------
                                                    First          Second          Third          Fourth
                                                   Quarter         Quarter        Quarter        Quarter
                                                ------------------------------------------------------------
                                                                        (unaudited)
Interest income                                      $  75,892       $  79,437      $  83,792      $  85,437
Interest expense                                        50,862          54,350         59,126         59,981
                                                ------------------------------------------------------------
  Net interest income                                   25,030          25,087         24,666         25,456
Provision for loan loss                                  1,235             941          1,207          1,687
Noninterest income                                       4,565           4,750          7,171           (958)
Noninterest expense                                     20,156          19,912         20,233         35,796
                                                ------------------------------------------------------------
  Income (loss) before income taxes                      8,204           8,984         10,397        (12,985)
Income taxes                                             1,858           2,004          3,383         (3,340)
                                                ------------------------------------------------------------
  Net income (loss)                                  $   6,346       $   6,980      $   7,014      $  (9,645)
                                                ============================================================

Basic earnings (loss) per share                      $    0.17       $    0.18      $    0.19      $   (0.26)
                                                ------------------------------------------------------------
Diluted earnings (loss) per share                    $    0.17       $    0.18      $    0.19      $   (0.26)
                                                ============================================================

Waypoint Financial recorded merger expenses of $16,239,000 ($12,056,000 net of tax) during the fourth quarter of 2000.

For the 1999 quarters noted in the table below, Waypoint Financial combined the results of operations for Harris Financial and York Financial for the quarters ending as noted below:

                               First                   Second                    Third                 Fourth
                              Quarter                  Quarter                  Quarter                Quarter
                              -------                  -------                  -------                -------
Harris Financial           March 31, 1999            June 30, 1999          September 30, 1999     December 31, 1999
York Financial           September 30, 1999         December 31, 1999         March 31, 2000         June 30, 2000

                                                                            1999
                                                ------------------------------------------------------------
                                                    First          Second          Third          Fourth
                                                   Quarter         Quarter        Quarter        Quarter
                                                ------------------------------------------------------------
                                                                        (unaudited)
Interest income                                      $  65,880       $  70,050      $  73,957      $  74,694
Interest expense                                        41,324          44,923         48,565         49,896
                                                ------------------------------------------------------------
  Net interest income                                   24,556          25,127         25,392         24,798
Provision for loan loss                                  1,395           1,345          1,195            905
Noninterest income                                       5,503           4,853          4,051          2,396
Noninterest expense                                     19,010          18,868         19,943         16,238
                                                ------------------------------------------------------------
  Income before income taxes                             9,654           9,767          8,305         10,051
Income taxes                                             2,392           2,737          1,849          2,827
                                                ------------------------------------------------------------
  Net income                                         $   7,262       $   7,030      $   6,456      $   7,224
                                                ============================================================

Basic earnings per share                             $    0.19       $    0.18      $    0.16      $    0.20
                                                ------------------------------------------------------------
Diluted earnings per share                           $    0.18       $    0.18      $    0.16      $    0.20
                                                ============================================================


(23) Commitments and Contingencies

          In the ordinary course of business, Waypoint Financial has various outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statement. In addition, Waypoint Financial is a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consideration with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial condition of Waypoint Financial.

                                    PART III

ITEM 10. Directors and Executive Officers Promoters and Control Persons; Compliance with Section 16 (a) of the Exchange Act

     The "Proposal I -- Election of Directors" section of the Registrant's definitive proxy statement for its 2001 annual meeting of stockholders (the "Proxy Statement") is incorporated herein by reference.

ITEM 11.    Executive Compensation

     The "Proposal I -- Election of Directors" section of the Registrant's Proxy Statement is incorporated herein by reference.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management

     The "Proposal I -- Election of Directors" section of the Registrant's Proxy Statement is incorporated herein by reference.

ITEM 13.    Certain Relationships and Related Transactions

     The "Proposal I--Election of Directors" section of the Registrant's Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 13.    Exhibits, List, and Reports on Form 8-K

            (a)(1)  Financial Statements

     The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

            (A)         Report of Independent Auditors

            (B)         Consolidated Statements of Financial Condition

            (C)         Consolidated Statements of Income

            (D)         Consolidated Statements of Shareholders Equity

            (E)         Consolidated Statements of Cash Flows

            (F)         Notes to Consolidated Financial Statements

            (a)(2)  Financial Statement Schedules

     All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

     (b)    Reports on Form 8-K

     The Company has not filed a Current Report on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2000.

     (c)    Exhibits

     2.1 Agreement and Plan of Reorganization by and between Harris Financial, MHC, Harris Financial, Inc. New Harris Financial, Inc. Harris Savings Bank and York Financial Corp. and York Federal Savings and Loan Association. (Incorporated by Reference to Exhibit 1 to the Current Report on Form 8-K of Harris Financial, Inc. (the predecessor of Waypoint Financial Corp.) filed with the Commission on April 7, 2000 (File No. 0-22399)).

     2.2 Plan of Conversion and Reorganization of Harris Financial, MHC. (Incorporated by reference to Exhibit 2.2 of the Registration Statement on Form S-1 of Harris Financial, Inc. filed with the Commission on June 23, 2000 (File No.333-40046)).

     3.1 Articles of Incorporation of New Harris Financial, Inc. (renamed "Waypoint Financial Corp.") (Incorporated by reference to Exhibit D attached as part of Exhibit 2.2 of the Registration Statement on Form S-1 of Harris Financial, Inc. filed with the Commission on June 23, 2000 (File No.333-40046)).

     3.2 Bylaws of New Harris Financial, Inc. (renamed "Waypoint Financial Corp.") (Incorporated by reference to Exhibit E attached as part of Exhibit 2.2 of the Registration Statement on Form S-1 of Harris Financial, Inc. filed with the Commission on June 23, 2000 (File No.333-40046)).

     4.1 Form of Common Stock Certificate of New Harris Financial, Inc. (renamed "Waypoint Financial Corp.") (Incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-1 of Harris Financial, Inc. filed with the Commission on June 23, 2000 (File No.333-40046)).

     10.1 Harris Savings Bank 1994 Stock Option Plan for Outside Directors. (Incorporated by Reference to Exhibit 4.1 to the Registration Statement on Form S-8 of Harris Financial, Inc. filed with the Commission on September 22, 1997 (File No. 333-36087)).

     10.2 Harris Savings Bank 1994 Incentive Stock Option Plan. (Incorporated by Reference to Exhibit 4.2 to the Registration Statement on Form S-8 of Harris Financial, Inc. filed with the Commission on September 22, 1997 (File No. 333-36087)).

     10.3 Harris Savings Bank 1996 Incentive Stock Option Plan. (Incorporated by Reference to Exhibit 4.3 to the Registration Statement on Form S-8 of Harris Financial, Inc. filed with the Commission on September 22, 1997 (File No. 333-36087)).

     10.4 Harris Savings Bank Recognition and Retention Plan for Officers and Employees. (Incorporated by Reference to Exhibit 10.4 to the Registration Statement on Form S-4 of Harris Financial, Inc., filed with the Commission on February 26, 1997, and amended on March 17, 1997 (File No. 333-22415)).

     10.5 Harris Savings Bank Recognition and Retention Plan for Outside Directors. (Incorporated by Reference to Exhibit 10.5 to the Registration Statement on Form S-4 of Harris Financial, Inc., filed with the Commission on February 26, 1997, and amended on March 17, 1997 (File No. 333-22415)).

     10.6 Harris Savings Bank Supplemental Executive Retirement Plan. (Incorporated by Reference to Exhibit 10.8 to the Registration Statement on Form S-4 of Harris Financial, Inc., filed with the Commission on February 26, 1997, and amended on March 17, 1997 (File No. 333-22415)).

     10.7 Harris Financial, Inc. 1999 Stock Option Plan for Outside Directors. (Incorporated by Reference to the Proxy Statement of Harris Financial, Inc., filed with the Commission on March 18, 1999)).

     10.8 Harris Financial, Inc. 1999 Incentive Stock Option Plan Directors. (Incorporated by Reference to the Proxy Statement of Harris Financial, Inc., filed with the Commission on March 18, 1999)).

     10.9 1984 York Financial Corp. Amended Incentive Stock Option Plan. (Incorporated by reference to the Registration Statement on Form S-8 of Waypoint Financial Corp. filed with the Commission on December 19, 2000 (File No. 333-52130)).

     10.10 1992 York Financial Corp. Non-Incentive Stock Option Plan for Directors. (Incorporated by reference to the Registration Statement on Form S-8 of Waypoint Financial Corp. filed with the Commission on December 19, 2000 (File No. 333-52130)).

     10.11 1992 York Financial Corp. Stock Option and Incentive Plan. (Incorporated by reference to the Registration Statement on Form S-8 of Waypoint Financial Corp. filed with the Commission on December 19, 2000 (File No. 333-52130)).

     10.12 1995 York Financial Corp. Non-Qualified Stock Option Plan for Directors. (Incorporated by reference to the Registration Statement on Form S-8 of Waypoint Financial Corp. filed with the Commission on December 19, 2000 (File No. 333-52130)).

     10.13 1997 York Financial Corp. Stock Option and Incentive Plan. (Incorporated by reference to the 1997 Annual Meeting Proxy Statement of York Financial Corp. filed with the Commission on September 25, 1997 and to Registration Statement on Form S-8 of York Financial Corp. filed with the Commission on November 24, 1997 (File No. 333-40887)).

     10.14 Supplemental Executive Retirement Plan. (Incorporated by Reference to Annual Report on Form 10-K for the fiscal year ended June 30, 1999 of York Financial Corp. filed with the Commission on September 24, 1999 (File No. 000-14995)).

     10.15  Revised Employment Agreement of Charles C. Pearson, Jr.

     10.16  Form of Employment Agreement with Robert W. Pullo.

     10.17  Form of Employment Agreement with James Moss.

     10.18 Form of Change-in-Control Agreement with Richard C. Ruben, Andrew S. Samuel, Jane B. Tompkins and John G. Coulson. (Incorporated by reference to the Registration Statement on Form S-1 of Harris Financial, Inc. filed with the Commission on June 23, 2000 (File No. 333-400046).

     10.19  Retirement Agreement and General Release of James L. Durrell.

     10.20 Retirement Agreement and General Release of John W. Atkinson with Addendum.

     10.21  Form of Employment Agreement with David E. Zuern.

     21     Subsidiaries of Waypoint Financial, Corp.

          Subsidiary of Waypoint Financial             State of Organization
     -------------------------------------------  ------------------------------
     Waypoint Bank                                United States
     Waypoint Financial Investment Corporation.   Delaware
     New Service Corporation.                     Pennsylvania
     Waypoint Service Corporation                 Pennsylvania
     Waypoint Brokerage Services, Inc.            Pennsylvania
     Waypoint Insurance Services, Inc.            Pennsylvania
     Owen Insurance Inc.                          Pennsylvania
     Advanced Real Estate Associates.             Pennsylvania

     Lenders Support Group Inc.                Pennsylvania

            Subsidiary of Waypoint Bank               State of Organization
     ----------------------------------------  ---------------------------------
     Harris Delaware Corporation               Delaware
     York Financial Investment Corporation.    Delaware
     H. S. Service Corporation.                Pennsylvania
     First Harrisburg Service Corporation.     Pennsylvania
     C.B.L. Service Corporation                Pennsylvania
     AVSTAR Mortgage Corporation               Pennsylvania

     23.1        Consent of Arthur Andersen LLP

     23.2        Consent of Ernst & Young LLP

     24 Power of attorney (set forth on the signature pages to this Registration Statement)

     99          Report of Ernst & Young LLP Dated July 19, 2000

                                  Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 Waypoint Financial Corp.



Date: April 12, 2001          By: /s/ Charles C. Pearson, Jr.
                                 -----------------------------------------------
                                 Charles C. Pearson, Jr.
                                 President and Chief Executive Officer

            Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:   /s/ Charles C. Pearson, Jr.                    By:   /s/ James H. Moss
      --------------------------------------------         -----------------------------------------------
      Charles C. Pearson, Jr.                              James H. Moss
      Chief Executive Officer and                          Executive Vice President and
      Co-Chairman (Principal Executive Officer)            Chief Financial Officer
                                                           (Principal Financial and Accounting Officer)

Date: April 12, 2001                                  Date: April 12, 2001


By:   /s/ Robert W. Pullo                            By:   /s/ Ernest P. Davis
      ------------------------                             -----------------------------------------------
      Robert W. Pullo                                      Ernest P. Davis
      Co-Chairman                                          Director

Date: April 12, 2001                                 Date: April 12, 2001


By:   /s/ Jimmie C. George                           By:   /s/ Randall A. Gross
      ------------------------                             -----------------------------------------------
      Jimmie C. George                                     Randall A. Gross
      Director                                             Director

Date: April 12, 2001                                 Date: April 12, 2001



By:   /s/ Robert A. Houck                            By:   /s/ Bruce S. Isaacman
      ------------------------                             -----------------------------------------------
      Robert A. Houck                                      Bruce S. Isaacman
      Director                                             Director

Date: April 12, 2001                                 Date: April 12, 2001

By:   /s/ William E. McClure, Jr.                    By:   /s/ Robert E. Poole
      --------------------------------------------         --------------------------------------
      William E. McClure, Jr.                              Robert E. Poole
      Co-Chairman                                          Director

Date: April 12, 2001                                 Date: April 12, 2001


By:   /s/ Byron M. Ream                              By:   /s/ Robert L. Simpson
      ------------------------                             -----------------------------------------------
      Byron M. Ream                                        Robert L. Simpson
      Director                                             Director

Date: April 12, 2001                                 Date: April 12, 2001


By:   /s/. William A. Siverling                      By:   /s/ Frank R. Sourbeer
      --------------------------------------------         --------------------------------------
      William A. Siverling                                 Frank R. Sourbeer
      Director                                             Director

Date: April 12, 2001                                 Date: April 12, 2001


By:   /s/ Donald B. Springer                         By:   /s/ Thomas W. Wolf
      ------------------------                             -----------------------------------------------
      Donald B. Springer                                   Thomas W. Wolf
      Co-Chairman                                          Director

Date: April 12, 2001                                 Date: April 12, 2001


By:   /s/ David E. Zuern
      ------------------------
      David E. Zuern
      Director

Date: April 12, 2001
