Form 10-Q
period 2001-03-31
WAYPOINT FINANCIAL CORP
filed 2001-05-15
CIK 1034650

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________

Commission File Number:  0-22399

                            WAYPOINT FINANCIAL CORP.
                            ------------------------
             (Exact name of registrant as specified in its charter)

         PENNSYLVANIA                                     25-1872581
        -------------                                     ----------
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                        Identification No.)

235 North Second Street, P.O. Box 1711, Harrisburg, Pennsylvania        17105
----------------------------------------------------------------        -----
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

     Indicate the number of shares outstanding of each of the Bank's classes of common stock, as of the latest practicable date. 38,962,108 shares of stock, par
                                                 -------------------------------
value of $.01 per share, outstanding at May 3, 2001.
----------------------------------------------------

Part I.   Financial Information.

Part 1, Item 1   Financial Statements.

              (Balance of this page is intentionally left blank)

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition

                                                                          March 31,         December 31,
                                                                            2001               2000
                                                                      -----------------  -----------------
                                                                       (In thousands, except share data)
                                                                                  (Unaudited)
Assets
------
Cash and cash equivalents                                                 $     81,897       $     99,837
Marketable securities held-to-maturity                                               -             22,709
Marketable securities available-for-sale                                     2,234,754          1,854,872
Loans receivable, net                                                        2,605,098          2,591,527
Loans held for sale, net                                                        20,435             18,415
Loan servicing rights                                                            5,984              6,376
Investment in real estate and other joint ventures                              12,501             14,276
Premises and equipment, net of accumulated
   depreciation of $35,965 and $35,037                                          49,561             49,824
Accrued interest receivable                                                     28,778             30,505
Intangible assets                                                               15,609             16,356
Income taxes receivable                                                              -              2,335
Deferred tax asset, net                                                            940              7,914
Other assets                                                                    46,930             43,240
                                                                      -----------------  -----------------
   Total assets                                                           $  5,102,487       $  4,758,186
                                                                      =================  =================

Liabilities and Stockholders' Equity
------------------------------------
Deposits                                                                  $  2,537,741       $  2,625,720
Other borrowings                                                             1,883,770          1,625,329
Escrow                                                                           7,251              6,461
Accrued interest payable                                                        24,881             21,927
Postretirement benefit obligation                                                2,755              2,712
Income taxes payable                                                             1,349                  -
Securities purchases in process                                                155,816                  -
Other liabilities                                                               26,186             30,469
                                                                      -----------------  -----------------
   Total liabilities                                                         4,639,749          4,312,618
                                                                      -----------------  -----------------

Preferred stock, 10,000,000 shares authorized but unissued
Common stock, $ .01 par value, authorized 100,000,000 shares,
   39,228,880 shares issued and 38,951,431 outstanding
   at March 31, 2001, 39,018,962 shares issued
   and 38,737,325 shares outstanding at December 31, 2000                          393                391
Paid in capital                                                                295,869            295,008
Retained earnings                                                              194,983            189,745
Accumulated other comprehensive income                                          (5,366)           (16,327)
Employee stock ownership plan                                                  (16,305)           (16,365)
Recognition and retention plans                                                   (444)              (427)
Treasury stock, 277,449 shares at March 31, 2001
   and 281,637 shares at December 31, 2000                                      (6,392)            (6,457)
                                                                      -----------------  -----------------
    Total stockholders' equity                                                 462,738            445,568
                                                                      -----------------  -----------------
    Total liabilities and stockholders' equity                            $  5,102,487       $  4,758,186
                                                                      =================  =================

See accompanying notes to consolidated financial statements.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                        Consolidated Statements of Income

                                                                              Three Months Ended March 31,
                                                                        -----------------------------------------
                                                                                2001                 2000
                                                                        --------------------- -------------------
                                                                            (In thousands, except share data)
                                                                                       (Unaudited)
Interest Income:
  Loans                                                                       $    51,556        $    46,452
  Marketable securities and interest-earning cash                                  33,607             29,440
                                                                        ------------------    ---------------
       Total interest income                                                       85,163             75,892
                                                                        ------------------    ---------------
Interest Expense:
  Deposits                                                                         29,577             27,660
  Borrowed funds                                                                   28,500             23,202
                                                                        ------------------    ---------------
       Total interest expense                                                      58,077             50,862
                                                                        ------------------    ---------------
       Net interest income                                                         27,086             25,030
Provision for loan losses                                                           1,599              1,235
                                                                        ------------------    ---------------
       Net interest income after provision for loan losses                         25,487             23,795
                                                                        ------------------    ---------------
Noninterest Income:
  Service charges on deposits                                                       2,272              2,296
  Other service charges, commissions, fees                                          1,608              1,037
  Mortgage banking                                                                    326                985
  Gain (loss) on securities                                                           415                (3)
  Other                                                                               688                250
                                                                        ------------------    ---------------
      Total noninterest income                                                      5,309              4,565
                                                                        ------------------    ---------------
Noninterest Expense:
  Salaries and benefits                                                             9,312              9,907
  Equipment expense                                                                 1,748              1,587
  Occupancy expense                                                                 1,674              2,075
  Advertising and public relations                                                    744                840
  FDIC insurance                                                                      132                128
  (Income) expense from real estate operations                                      (829)                326
  Amortization of intangibles                                                         747                720
  Consulting and other fees                                                           608              1,343
  Supplies, telephone and postage                                                   1,820              1,345
  Other                                                                             2,320              1,885
                                                                        ------------------    ---------------
     Total noninterest expense                                                     18,276             20,156
                                                                        ------------------    ---------------
  Income before income taxes                                                       12,520              8,204
  Income tax expense                                                                3,947              1,858
                                                                        ------------------    ---------------
      Net Income                                                              $     8,573        $     6,346
                                                                        ==================    ===============
  Basic earnings per share                                                    $      0.23        $      0.17
                                                                        ==================    ===============
  Diluted earnings per share                                                  $      0.23        $      0.17
                                                                        ==================    ===============
  Average equivalent shares - basic                                            37,369,000         38,225,000
                                                                        ==================    ===============
  Average equivalent shares - diluted                                          37,685,000         38,428,000
                                                                        ==================    ===============

See accompanying notes to consolidated financial statements.

                   WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows

                                                                                  For the Three Months Ended
                                                                                          March 31,
                                                                                  2001                 2000
                                                                            -----------------   -------------------
                                                                                        (In thousands)
                                                                                         (Unaudited)
Cash flows from operating activities:
   Net income                                                                    $     8,573            $    6,346
   Adjustments to reconcile net income to net cash provided by operating activities:
        Provision for loan losses                                                      1,599                 1,235
        Net depreciation, amortization and accretion                                   2,088                   240
        Loans originated for sale                                                    (38,011)              (13,624)
        Proceeds from sales of loans originated for sale                              36,110                15,720
        Origination of loan servicing rights                                              (2)                 (424)
        Net gain on sales of loans originated for sale                                  (119)                 (423)
        Net gain (loss) on sales of marketable securities                               (415)                    3
        Net gain on sales of loan servicing rights                                         -                  (100)
        Proceeds from sales of trading securities                                          -                   436
        (Gain) loss on the sale of foreclosed real estate                               (444)                  200
        (Income) losses from joint ventures                                             (241)                  139
        Decrease in accrued interest receivable                                        1,726                 2,256
        Increase (decrease) in accrued interest payable                                2,957                 6,491
        Amortization and write-off of intangibles                                        747                   720
        Earned ESOP Shares                                                               257                   176
        Earned RRP Shares                                                                  2                     5
        (Gain) loss on the sale of premises and equipment                               (572)                  416
        Provision (benefit) for deferred income tax                                    6,974                (1,019)
        Increase (decrease) in income taxes payable/receivable                         3,576                 4,275
        Other, net                                                                   (14,887)               12,332
                                                                            -----------------   -------------------
   Net cash provided by operating activities                                           9,918                35,400
                                                                            -----------------   -------------------

Cash flows from investing activities:
   Proceeds from maturities and principal reductions of
      marketable securities:
             Held-to-maturity                                                              9                    14
             Available-for-sale                                                       70,826                10,643
   Proceeds from sales of marketable securities                                      158,864               141,830
   Purchase of marketable securities available for sale                             (411,470)             (130,018)
   Loans sold                                                                              -                   717
   Net increase in loan origination's less principal payments on loans               (16,717)             (111,237)
   Loan servicing rights Sold                                                              -                 7,643
   Investment in real estate held for investment/joint ventures                          404                    43
   Proceeds from payments on real estate, premises, and equipment                      3,029                 1,510
   Purchase of premises and equipment                                                 (1,519)               (6,420)
                                                                            -----------------   -------------------
     Net cash (used in) provided by investing activities                         $  (196,574)           $  (85,275)
                                                                            -----------------   -------------------

                   WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (continued)

                                                                                  For the Three Months Ended
                                                                                          March 31,
                                                                                  2001                 2000
                                                                            -----------------   -------------------
                                                                                        (In thousands)
                                                                                         (Unaudited)
Cash flows from financing activities:
   Net (decrease) increase in deposits                                            $  (87,980)            $  48,383
   Net increase in other borrowings                                                  258,440               (17,010)
   Net increase (decrease) in escrow                                                     791                (1,438)
    Dividend reinvestment plan                                                            65                   577
   Cash dividends                                                                     (3,309)               (1,786)
   Proceeds from the exercise of stock options                                           709                     4
                                                                            -----------------   -------------------
   Net cash provided by (used in) financing activities                               168,716                28,730
                                                                            -----------------   -------------------

   Net increase (decrease) in cash and cash equivalents                              (17,940)              (21,145)

Cash and cash equivalents at beginning of period                                      99,837               110,939


                                                                            -----------------   -------------------
Cash and cash equivalents at end of period                                        $   81,897             $  89,794
                                                                            =================   ===================

Supplemental Disclosures:

Cash paid during the year for:
    Interest on deposits, advances and other borrowings
       (includes interest credited to deposit accounts)                           $   54,168             $  24,720
    Income taxes                                                                         392                 2,528

Non-cash investing activities:
      Transfers from loans to foreclosed real estate                              $      166             $     481
      Exchange of loans for mortgage-backed securities                                     -                84,168

See accompanying note to financial statements.

                   WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
     (All dollar amounts presented in the tables are in thousands, except per share data)
                                  (Unaudited)

(1) Summary of Significant Accounting Policies
    ------------------------------------------

The Consolidated Financial Statements include the accounts of Waypoint Financial Corp. ("the Registrant") and its wholly-owned subsidiaries Waypoint Bank, Waypoint Financial Investment Corporation, New Service Corporation, Waypoint Service Corporation, Waypoint Brokerage Services, Inc., Waypoint Insurance Services, Inc., Owen Insurance Inc., Advanced Real Estate Associates, and Lenders Support Group Inc. Waypoint Bank is the sole owner of the following subsidiaries: Harris Delaware Corporation, York Financial Investment Corporation, H.S. Service Corporation, First Harrisburg Service Corporation, and C.B.L. Service Corporation. All significant intercompany transactions and balances are eliminated in consolidation.

The accompanying interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the results of interim periods, have been made. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001 or any other interim period.

The accounting policies followed in the presentation of interim financial results are consistent with those followed on an annual basis. These policies are presented on pages 55 through 89 of the 2000 Annual Report on Form 10-K.

(2) Recently Issued Accounting Guidance
    -----------------------------------

Waypoint Financial adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133," on January 1, 2001. SFAS No. 133 requires the transition adjustment, net of the tax effect, resulting from adopting these Statements to be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle.

Waypoint Financial does not engage in foreign business operations and, accordingly, has no derivative instruments associated with such operations. Waypoint Financial also was not a party to any derivative contracts that meet the definition of a fair value hedging instrument. Waypoint Financial did not record a transition adjustment in accumulated other comprehensive income as a result of recognizing all derivatives that are designated as cash flow hedging instruments at fair value due to the immateriality of related amounts.

The Company, upon adoption of SFAS 133, also reclassified $22.7 million of held-to-maturity securities as "available-for-sale" so that those securities would be eligible as hedged items in future hedge transactions. Under the provisions of SFAS No. 133, such a reclassification does not call into question the Company's intent to hold current or future debt securities to their maturity.

Accounting for Derivative Instruments and Hedging Activities

Waypoint Financial recognizes all derivatives on the balance sheet at fair value. On the date the derivative instrument is entered into, the company generally designates the derivative as either (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value hedge") or (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow hedge"). Changes in the fair value of a derivative that is designated as, and meets all the

                                     Page7
required criteria for, a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings. Changes in the fair value a derivative that is designated as, and meets all the required criteria for, a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings. The portion of the change in fair value of a derivative associated with hedge ineffectiveness or the component of a derivative instrument excluded from the assessment of hedge effectiveness is recorded currently in earnings. Also, changes in the entire fair value of a derivative that is not designated as a hedge are recorded immediately in earnings. The company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes relating all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions.

Waypoint Financial periodically purchases financial instruments that contain "embedded" derivative features. Management believes, based on the company's assessment, that the economic characteristics of the embedded derivatives are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (the "host contract"). Accordingly, no embedded derivatives are separated from the host contract and carried at fair value in the financial statements.

Waypoint Financial also formally assesses, both at the inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. If it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, the company will discontinue hedge accounting prospectively.

There was no material hedge ineffectiveness related to cash flow hedges during the period to be recognized in earnings. There was no gain or loss reclassified from accumulated other comprehensive income into earnings during the three month period ended March 31, 2001, as a result of the discontinuance of a cash flow hedge due to the probability of the original forecasted transaction not occurring.

                   WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
     (All dollar amounts presented in the tables are in thousands, except per share data)
                                   (Unaudited)

(3) Completion of Stock Conversion, Stock Offering, and Acquisition by Merger
    -------------------------------------------------------------------------

On October 17, 2000, Harris Financial, MHC, the parent mutual holding company for Harris Financial, Inc. completed a mutual-to-stock conversion. As a result of this conversion, Harris Financial, MHC ceased to exist and Waypoint Financial became the successor to Harris Financial, Inc. Also on October 17, 2000, Waypoint Financial completed a stock offering and an acquisition by merger of York Financial Corp., the parent holding company of York Federal Savings and Loan Association. As a result of the conversion, offering, and merger transactions, Waypoint Financial survives as a federally chartered unitary savings and loan holding company regulated by the Office of Thrift Supervision ("OTS"). Waypoint Bank survives as a federally chartered savings bank and is also regulated by the OTS.

The merger of Waypoint Financial and York Financial has been accounted for under the pooling-of-interests method of accounting and, accordingly, Waypoint Financial's historical consolidated financial statements have been restated to include the accounts and results of York Financial. The results of operations previously reported by the separate entities and the combined amounts presented in the accompanying consolidated financial statements are presented below:

                                                                        For the Three
                                                                        Months Ended
                                                                       March 31, 2000
                                                                      ------------------
Net interest income before provision for loan losses
   Harris Financial                                                           $  15,518
   York Financial                                                                 9,512
                                                                      ------------------
      Combined                                                                $  25,030
                                                                      ==================

Net income
   Harris Financial                                                            $  4,020
   York Financial                                                                 2,326
                                                                      ------------------
      Combined                                                                 $  6,346
                                                                      ==================

Waypoint Financial recorded certain liabilities associated with merger-related costs as follows:

                                                                             Reductions
                                                                          during the three
                                                   Balance as of            months ended          Balance as of
                                                 December 31, 2000         March 31, 2001         March 31, 2001
                                                ---------------------    ------------------    -------------------
Compensation and benefit plans                              $  3,321              $  1,613                $ 1,708
System conversion and account integration                        135                   135                      -
                                                ---------------------    ------------------    -------------------
   Total accrued merger costs                               $  3,456              $  1,748                $ 1,708
                                                =====================    ==================    ===================

                   WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
     (All dollar amounts presented in the tables are in thousands, except per share data)
                                  (Unaudited)

(4) Earnings Per Share
    ------------------

The following table shows the allocation of earnings per share to basic earnings per share and diluted earnings per share.

                                                                                                Per Share
                                                                   Income          Shares         Amount
                                                              ----------------------------------------------
For the three months ended March 31, 2001
   Basic earnings per share:
   Income available to common shareholders                        $    8,573      37,369,000    $     0.23
                                                              ----------------------------------------------
   Dilutive effect of management and director stock options                          316,000
                                                              ----------------------------------------------
   Diluted earnings per share:
   Income available to common shareholders
      plus assumed conversions                                    $    8,573      37,685,000    $     0.23
                                                              ==============================================

For the three months ended March 31, 2000
   Basic earnings per share:
   Income available to common shareholders                        $    6,346      38,225,000    $     0.17
                                                              ----------------------------------------------
   Dilutive effect of management and director stock options                          203,000
                                                              ----------------------------------------------
   Diluted earnings per share:
   Income available to common shareholders
      plus assumed conversions                                     $   6,346      38,428,000    $     0.17
                                                              ==============================================

                   WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
     (All dollar amounts presented in the tables are in thousands, except per share data)
                                  (Unaudited)

(5) Marketable Securities
    ---------------------

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for held-to-maturity and available-for-sale securities by major security type were as follows:

                                                                   As of March 31, 2001
                                               --------------------------------------------------------------
                                                                   Gross           Gross
                                                                Unrealized      Unrealized
                                                 Amortized        Holding         Holding          Fair
                                                   Cost            Gains          Losses           Value
                                               --------------------------------------------------------------

    Available for sale:
      U.S. Government and agencies               $   682,894     $     1,350    $    (1,204)     $   683,040
      Corporate bonds                                 82,722              72         (6,548)          76,246
      Municipal securities                            70,766           2,920           (205)          73,481
      FHLB stock                                      77,885               -               -          77,885
      Equity securities                               50,935           4,265           (276)          54,924
      Mortgage-backed securities:
        Agency PC's & CMO's                          637,127           1,113         (8,160)         630,080
        Private issue CMO's                          640,766           3,502         (5,170)         639,098
                                               --------------  --------------  --------------  --------------
          Total mortgage-backed securities         1,277,893           4,615        (13,331)       1,269,178
                                               --------------  --------------  --------------  --------------
          Total securities available for sale    $ 2,243,096     $    13,222   $    (21,564)     $ 2,234,754
                                               ==============  ==============  ==============  ==============

                                                                 As of December 31, 2000
                                              ---------------------------------------------------------------

    Held to Maturity:
      U.S. Government and agencies               $     3,500     $        13   $          -      $     3,513
      Corporate bonds                                 19,054               -           (990)          18,064
      GNMA Mortgage-backed securities                    155               8              -              163
                                               --------------  --------------  --------------  --------------
          Total securities held to maturity      $    22,709     $        21   $       (990)     $    21,740
                                               ==============  ==============  ==============  ==============

    Available for sale:
      U.S. Government and agencies               $   491,998     $       506   $    (10,074)     $   482,430
      Corporate bonds                                 63,609               -         (4,952)          58,657
      Municipal securities                            69,119           2,622           (280)          71,461
      FHLB stock                                      76,540               -              -           76,540
      Equity securities                               74,351           4,871         (1,047)          78,175
      Mortgage-backed securities:
        Agency PC's & CMO's                          475,735             685        (12,272)         464,148
        Private issue CMO's                          629,795           1,450         (7,784)         623,461
                                               --------------  --------------  --------------  --------------
          Total mortgage-backed securities         1,105,530           2,135        (20,056)       1,087,609
                                               --------------  --------------  --------------  --------------
          Total securities available for sale    $ 1,881,147     $    10,134    $   (36,409)       1,854,872
                                               ==============  ==============  ==============  ==============

                   WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
     (All dollar amounts presented in the tables are in thousands, except per share data)
                                  (Unaudited)

(6) Loans Receivable, Net
    ---------------------

The following table presents the composition of loans receivable, net, as of the dates indicated:

                                                                   March 31,            December 31,
                                                                     2001                  2000
                                                               -----------------     -----------------
     Residential mortgage loans (principally conventional):
        Secured by 1-4 family residences                           $  1,265,519          $  1,274,684
        Construction (net of undistributed
           portion of $42,098, and $67,073)                              73,734                90,712
                                                               -----------------     -----------------
                                                                      1,339,253             1,365,396
     Less:
        Unearned discount                                                   221                   210
        Net deferred loan origination fees                                4,396                 4,491
                                                               -----------------     -----------------
              Total residential mortgage loans                        1,334,636             1,360,695
                                                               -----------------     -----------------

     Commercial loans:
        Commercial                                                      672,440               642,802
     Less: Net deferred loan origination fees                               948                   923
                                                               -----------------     -----------------
              Total commercial loans                                    671,492               641,879
                                                               -----------------     -----------------

     Consumer and other loans:
        Manufactured housing                                             92,737                90,226
        Home equity and second mortgage                                 331,000               326,024
        Indirect automobile                                             120,036               117,377
        Other                                                            55,121                55,939
                                                               -----------------     -----------------
                                                                        598,894               589,566
     Plus:

        Net deferred loan origination fees                               (1,736)               (1,503)
        Dealer reserve                                                   24,031                23,476
                                                               -----------------     -----------------
           Total consumer and other loans                               621,189               611,539
                                                               -----------------     -----------------
     Less: Allowance for loan losses
                                                                         22,219                22,586
                                                               -----------------     -----------------
     Loans receivable, net                                         $  2,605,098          $  2,591,527
                                                               =================     =================

Loans having a carrying value of $1,101,051,000 were pledged as collateral for FHLB advances at March 31, 2001.

                   WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
     (All dollar amounts presented in the tables are in thousands, except per share data)
                                  (Unaudited)

(7) Mortgage Banking
    ----------------

Waypoint Financial conducts certain mortgage banking activities including the origination of mortgage loans for securitization or sale to investors and the servicing of mortgage loans for investors. Waypoint Financial recorded mortgage banking income as indicated in the following table:

                                                                     For the three           For the three
                                                                     Months ended             Months ended
                                                                    March 31, 2001           March 31, 2000
                                                                  --------------------     -------------------
Loan servicing income                                                           $ 521                   $ 721
Less: amortization expense on loan servicing rights                               314                     259
                                                                  --------------------     -------------------
   Net loan servicing income                                                      207                     462
Gain on sales of loan servicing rights                                              -                     100
Gain on sales of mortgage loans held for sale                                     119                     434
Loss on sales of mortgage-backed securities                                         -                     (11)
                                                                  --------------------     -------------------
      Total mortgage banking income                                             $ 326                   $ 985
                                                                  ====================     ===================

Waypoint Financial did not sell any mortgage servicing rights during the three month period ended March 31, 2001. During the three month period ended March 31, 2000, Waypoint Financial sold mortgage servicing rights with a carrying value of $6.2 million on loans serviced for investors totaling $589.9 million. As a result of the sale of the mortgage servicing rights and the settlement of related investor custodial accounts, Waypoint recognized a net gain of $.1 million.

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans totaled $712,920,000 at March 31, 2001 and $741,740,000 at December 31, 2000. Investor custodial balances maintained in connection with the foregoing mortgage servicing rights totaled $11,931,000 at March 31, 2001 and $10,536,000 at December 31, 2000.

Waypoint Financial sold mortgage loans held for sale totaling $ 35,991,000 and $15,286,000 during the three month periods ended March 31, 2001 and March 31, 2000, respectively. Waypoint Financial did not exchange loans for mortgage-backed securities during the three months ended March 31, 2001, as compared to $84,168,000 of loan exchanges recorded during the three months ended March 31, 2000.

(9)  Other Borrowings
     ----------------

The following table presents the composition of Waypoint Financial's other borrowings as of the dates indicated.

                                                            March 31,                    December 31,
                                                               2001                          2000
                                                         -----------------             -----------------
  FHLB Advances                                               $ 1,506,644                   $ 1,434,806
  Repurchase Agreements                                           376,515                       189,853
   ESOP & Other                                                       611                           670
                                                         -----------------             -----------------
    Total Other borrowings                                    $ 1,883,770                   $ 1,625,329
                                                         =================             =================

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying interim consolidated financial statements for Waypoint Financial Corp. and Subsidiaries. This discussion should be read in conjunction with the 2000 Annual Report on Form 10-K. Current performance does not guarantee and may not be indicative of similar performance in the future.

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

Waypoint Financial conducts its business through fifty-eight offices, including fifty offices located in the five county south-central region of Pennsylvania that includes Dauphin, York, Cumberland, Lancaster and Lebanon Counties, and eight offices in Maryland. In addition, Waypoint Financial maintains an operations center, a business center, a support center, five loan production offices, a mortgage lending office, a business banking office, a commissioned mortgage origination staff, and, to a lesser extent, a correspondent mortgage origination network. Waypoint Financial's wholly-owned insurance agency Owen Insurance Inc. operates its main office in York, Pennsylvania and a second office in Camp Hill, Pennsylvania.

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

Management utilizes an Asset/Liability Committee, which meets at least once each month, to review Waypoint Financial's interest sensitivity position on an ongoing basis and prepare strategies regarding the acquisition and allocation of funds to maximize earnings and maintain the interest rate sensitivity position at acceptable levels. Waypoint Financial originates for portfolio principally short and intermediate term and adjustable rate loans and sells most fixed-rate residential mortgage loan originations. Additionally, Waypoint Financial has acquired for its portfolio investment securities categorized as available for sale. The funding sources for these portfolio loans and securities are deposits and borrowings with various maturities. In addition to normal portfolio management activities, management evaluates and implements strategies to manage interest rate risk levels, including equity infusions to Waypoint Bank, asset sales, and extension of maturities of borrowings.

The Asset/Liability Committee monitors Waypoint Financial's interest rate risk position by utilizing simulation analysis. Net interest income fluctuations and the net portfolio value ratio are determined in various interest rate scenarios and monitored against acceptable limitations established by management and approved by the Board of Directors. Such rate scenarios include rate shocks adjusting rates in +/- 100 basis point (bp) increments (ramped over the next 12 months) resulting in projected changes to net interest income over the next 12 months and projected net portfolio value ratios as indicated in the following table.

Following is an analysis of hypothetical changes in interest rates as of the dates indicated:

                                          As of March 31, 2001         As of December 31, 2000
                                   --------------------------------------------------------------
                                           Percent change in              Percent change in
                                   --------------------------------------------------------------
          Change in                       Net              Net            Net            Net
       Interest rates                 interest        portfolio       interest      portfolio
      (In basis points)               income (1)        ratio (2)     Income (1)      ratio (2)
  -------------------------        ---------------  ---------------------------------------------
            +300                        (0.36)%           4.75%         (3.30)%         4.09%
            +200                         0.16             6.55           0.59           6.44
            +100                         0.89             7.41           0.29           7.83
              0                            -              8.04             -            8.66
            (100)                       (2.01)            7.85           0.84           9.01
            (200)                       (3.37)            7.15          (2.03)          8.42

     (1) The percentage change in this column represents an increase (decrease) in net interest income for 12 months in a stable interest rate environment versus net interest income for 12 months in the various rate scenarios.
     (2)The net portfolio value ratio in this column represents net portfolio value of Waypoint Financial in various rate scenarios, divided by the present value of expected net cash flows from existing assets in those same scenarios. Net portfolio value is defined as the present value of expected net cash flows from existing assets, minus the present value of expected net cash flows from existing liabilities, plus or minus the present value of expected net cash flows from existing off-balance-sheet contracts.

Simulation results are influenced by a number of estimates and assumptions with regard to embedded options, prepayment behaviors, pricing strategies and cashflows. At March 31, 2001 and December 31, 2000, net interest income variability and net portfolio ratio measurements were well within limits established by Waypoint Financial's Board of Directors. Also, as of these dates, the net portfolio ratio and sensitivity measures fell within the "minimal risk" category established under OTS guidelines for interest rate risk measurements. Assumptions and estimates used in simulation analysis are inherently subjective and, as a consequence, results will neither precisely estimate net interest income or net portfolio value nor precisely measure the impact of higher or lower interest rates on net interest income or net portfolio value ratio. The results of these simulations are reported to Waypoint Financial's Board of Directors on a monthly basis.

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

Deposits represent Waypoint Financial's primary source of funds. Waypoint Financial occasionally uses brokered deposits to supplement other sources of funds to the extent such deposits are determined to have more favorable interest cost and risk characteristics at the time of purchase relative to other sources of funding. During the three months ended March 31, 2001, Waypoint Financial's deposits decreased $88.0 million. The deposit reduction resulted primarily from the implementation of more conservative pricing practices on time and savings deposits. At March 31, 2001, Waypoint Financial also had brokered deposits of $92.8 million outstanding at an average interest rate of 5.71% as compared to $127.9 million outstanding at December 31, 2000 at an average interest rate of 6.73%. To supplement deposit-gathering efforts, Waypoint Financial borrows from the FHLB of Pittsburgh. At March 31, 2001, Waypoint Financial had $1,506.6 million in FHLB loans outstanding at a weighted average interest rate of 5.68%, an increase of $71.8 million from $1,434.8 million at a weighted-average interest rate of 6.24% on December 31, 2000. A substantial portion of this increase in FHLB borrowings was used to invest in additional marketable securities and to supplement deposits. Waypoint Financial was required to purchase additional FHLB stock totaling $ 1.3 million due to increased FHLB loans outstanding during the three months ended March 31, 2001. For additional details of FHLB loans and other borrowings, see the Notes to Consolidated Financial Statements.

Proceeds from loan and securities sales represent a substantial source of funds to Waypoint Financial. These sources amounted to $195.0 million and $158.0 million during the three month periods ended March 31, 2001 and 2000, respectively.

Generally, Waypoint Financial's principal use of funds is to originate mortgage and other loans. In addition, during the three months ended March 31, 2001, Waypoint Financial utilized leverage strategies to deploy available capital. These strategies resulted in expansion of the investment portfolio through the purchase of available for sale securities as well as an increase in loan balances. The carrying value of securities available for sale increased $379.9 million to $2,234.8 million in at March 31, 2001 from $1,854.9 million at December 31, 2000.

Loan demand resulted in total originations of $ 143.4 million in the three months ended March 31, 2001. A relatively low-rate interest rate environment during the period had a favorable effect on the volume of originations. During the period, the loan portfolio increased by $13.6 million to $2,605.1 million at March 31, 2001 from $2,591.5 million at December 31, 2000.

Waypoint Bank is required by the OTS regulations to maintain sufficient liquidity to ensure its safe and sound operation. This requirement, which varies from time to time depending on economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. Waypoint Bank had sufficient liquidity during the quarters ended March 31, 2001 and March 31, 2000.

The sources of liquidity previously discussed are deemed by management to be sufficient to fund outstanding loan commitments and meet other obligations. Waypoint Financial had outstanding loan commitments totaling V. Capital Resources

Stockholders' equity at March 31, 2001, totaled $462.7 million compared to $445.6 million at December 31, 2000, an increase of $17.1 million. Stockholders' equity was increased by a reduction in Waypoint Financial's unrealized losses on available for sale securities, net of tax effect, of $11.0 million, by net income of $8.6 million, and by various other net increases totaling $.8 million. Offsetting these increases were cash dividends of $3.3 million.

Under OTS regulations a savings association must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements. At March 31, 2001, and December 31, 2000, Waypoint Bank met all three minimum capital requirements.

Risk-based Capital Ratios and Leverage Ratios

         WAYPOINT BANK
                                                              Minimum Requirement for    Minimum Requirement to be
                                            Actual                Capital Adequacy           "Well Capitalized"
                                            ------                ----------------           ------------------
      As of March 31, 2001            Amount         Ratio       Amount         Ratio        Amount         Ratio
      --------------------            ------         -----       -------        -----        -------        -----
                                  (in thousands)              (in thousands)             (in thousands)
 Total Capital
   (to Risk Weighted Assets)             $412,864      14.3%        $231,524       8.0%         $289,405      10.0%
 Tier 1 Capital
   (to Risk Weighted Assets)              388,782      13.4%         115,762       4.0%          173,643       6.0%
 Tier 1 Capital
   (to Avg. Assets)                       388,782       8.1%         192,934       4.0%          241,168       5.0%
    As of December 31, 2000
    -----------------------
 Total Capital
    (to Risk Weighted Assets)            $407,016      13.9%        $233,551       8.0%         $291,939     10.0 %
 Tier 1 Capital
   (to Risk Weighted Assets)              382,599      13.1%         116,776       4.0%          175,163      6.0 %
 Tier 1 Capital
   (to Avg. Assets)                       382,599       7.9%         193,393       4.0%          241,741      5.0 %

X. Results of Operations

Comparison for the Three Month Periods Ended March 31, 2001 and March 31, 2000

Net Income or Loss
Net income for the three months ended March 31, 2001 was $8,573,000, which represented an increase of $2,227,000 or 35.1% from $6,346,000 reported for the three months ended March 31, 2000. The increase in net income included an increase of $1,692,000 in net interest income after provision for loan losses, an increase of $744,000 in noninterest income, and a decrease of $1,880,000 in noninterest expense, which were offset by an increase of $2,089,000 in income tax expense. The following paragraphs include a discussion of the components of net income.

Net Interest Income
Waypoint Financial's principle source of revenue is net interest income, which represents the difference between interest income generated by earning assets such as loans and marketable securities and interest expense on interest-bearing liabilities such as deposits and borrowings. Net interest income can be significantly impacted by movements in market interest rates.

Net interest income after provision for loan losses totaled $25,487,000 for the three months ended March 31, 2001, which represents an increase of $1,692,000 of 7.1% from $23,795,000 for the three months ended March 31, 2000. Provision expense for loan losses increased $364,000 or 29.5% to $1,599,000 for the three months ended March 31, 2001from $1,235,000 for the comparable prior period. The paragraphs below present an analysis of the components of net interest income on a tax-equivalent basis.


Table 1 presents, on a tax-equivalent basis, Waypoint Financial's average asset and liability balances, interest rates, interest income and interest expense for each of the three month periods ended March 31, 2001 and March 31, 2000. Table 2 presents a rate-volume analysis of changes in net interest income, on a tax-equivalent basis for the three month periods ended March 31, 2001 and March 31, 2000.

Net interest income before provision expense for loan losses, on a tax equivalent basis, totaled $27,828,000 for the three months ended March 31, 2001, which represents an increase of $2,334,000 or 9.2%, from $25,494,000 for the three months ended March 31, 2000. This increase reflected a favorable volume variance of $4,904,000 due to a $490.2 million increase in total average earning assets to $4.690 billion for the three months ended March 31, 20001 as compared to $4.200 billion for the three months ended March 31, 2000. Also reflected in this volume variance was a $275.1 million increase in average interest-bearing liabilities to $4.357 billion for the three months ended March 31, 2001. Offsetting the favorable volume variance was an unfavorable rate variance of $2,570,000 for the three months ended March 31, 2001 versus the comparable prior period.

For the three months ended March 31, 2001, the yield on interest-earning assets was 7.33%. This figure is 6 basis points higher than the 7.27% yield reported for the three months ended March 31, 2000. At same time, the cost of funds increased 35 basis points to 5.33% for the three months ended March 31, 2001, versus 4.98% for the three months ended March 31, 2000. As a result, the interest spread (the difference between the yield on assets minus the cost of funds) decreased by 29 basis points to 2.00% for the three months ended March 31, 2001, versus 2.29% for the comparable period ended March 31, 2000. The net interest margin ratio also decreased by 6 basis points to 2.37% during the three months ended March 31, 2001 versus the comparable prior period. This decrease was less than the decrease in net interest spread due to the mitigating effect of the increase of $208.4 million in average equity. This increase in average equity resulted primarily from Waypoint Financial's stock issuance consummated October 17, 2000, which increased stockholders' equity by $142.7 million.

Table 1  Average Balance Sheets, Rates and Interest Income and Expense Summary

                                                                        For the three months ended,
                                                   ----------------------------------------------------------------------
                                                             March 31, 2001                     March 31, 2000
                                           Rate    ----------------------------------------------------------------------
                                          As of                               Average                           Average
                                        March 31,     Average       (1) (2)   (Yield/     Average     (1) (2)   (Yield/
                                           2001       Balance      Interest    Cost)      Balance     Interest   Cost)
                                           ----    ----------------------------------------------------------------------
                                                                   (All dollar amounts are in thousands)
Assets:
Interest-earning assets:
  Loans                                      7.92%     $2,649,962     $51,766    7.81%    $2,496,466    $46,403    7.43%
  Marketable securities - taxable            6.18%      1,927,935      32,052    6.65%     1,608,914     28,240    7.02%
  Marketable securities - taxfree            8.48%         71,502       1,515    8.48%        59,401      1,325    8.92%
  Other interest-earning assets              4.67%         41,011         572    5.58%        35,388        388    4.39%
                                        ---------------------------------------------------------------------------------
Total interest-earning assets                7.06%      4,690,410      85,905    7.33%     4,200,169     76,356    7.27%
                                        -----------               ---------------------              --------------------
Noninterest-earning assets                                169,098                            164,800
                                                   ---------------                     --------------
Total Assets                                           $4,859,508                         $4,364,969
                                                   ===============                     ==============
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
  Savings deposits                           2.28%       $210,860       1,470    2.79%      $169,446      1,089    2.57%
  Time deposits                              5.84%      1,551,968      22,880    5.90%     1,571,032     21,494    5.47%
  NOW and money market accounts              3.39%        802,766       6,918    3.45%       791,501      6,271    3.17%
  Escrow                                     0.48%          6,707           9    0.54%         9,327         16    0.69%
  Borrowed funds                             5.63%      1,784,372      26,800    6.01%     1,540,229     21,992    5.71%
                                        ---------------------------------------------------------------------------------
Total interest-bearing liabilities           5.10%      4,356,673      58,077    5.33%     4,081,535     50,862    4.98%
                                        -----------               ---------------------              --------------------
Noninterest-bearing liabilities                            51,121                             40,146
                                                   ---------------                     --------------
Total liabilities                                       4,407,794                          4,121,681
Stockholders' equity                                      451,714                            243,288
                                                   ---------------                     --------------
Total liabilities and
  stockholders' equity                                 $4,859,508                         $4,364,969
                                                   ===============                     ==============

Net interest income, tax equivalent                                   $27,828                           $25,494
Interest rate spread, tax equivalent (3)
                                                                                 2.00%                             2.29%
                                                                              =========                         =========
Net interest-earning assets                              $333,737                           $118,634
                                                   ===============                     ==============
Net interest margin, tax equivalent (4)                                          2.37%                             2.43%
                                                                              =========                         =========
Ratio of interest-earning assets
  to interest-bearing liabilities                            1.08 x                             1.03 x
                                                   ===============                     ==============

Tax equivalent interest adjustment                                      (742)                             (464)
Net interest income before
                                                                  ------------                       -----------
   Provision for loan losses                                           27,086                            25,030
                                                                  ============                       ===========

(1) (Expense) income recognized on deferred loan fees and costs of $(568,000) for the three months ended March 31, 2001, and $112,000 for the three months ended March 31, 2000.
(2) Interest income and yields are shown on a tax equivalent basis using an effective tax rate of 35%.
(3) Represents the difference between the average yield on interest-earning assets and the average cost on interest-bearing liabilities.
(4) Represents the annualized net interest income before the provision for loan losses divided by average interest-earning assets.

Table 2 Rate/Volume Analysis of Changes in Net Interest Income (All dollar amounts presented in table are in 000's)


                                                                       Three Months Ended March 31, 2001
                                                                                  Compared to
                                                                       Three Months Ended March 31, 2000
                                                                              Increase (Decrease)
                                                                  --------------------------------------------

                                                                      Volume         Rate           Net
                                                                  --------------------------------------------
                                                                         (Dollar amounts in thousands)
       Interest-earning assets:
         Loans, net                                                      $ 2,928       $ 2,435        $ 5,363
         Marketable securities - taxable                                   5,363        (1,551)         3,812
         Marketable securities - taxfree                                     258           (68)           190
         Other interest-earning assets                                        68           116            184
                                                                  --------------------------------------------
         Total interest-earning assets                                     8,617           932          9,549
                                                                  --------------------------------------------
       Interest-bearing liabilities:
         Savings deposits                                                    282            99            381
         Time deposits                                                      (266)        1,652          1,386
         NOW and money market deposits                                        90           557            647
         Escrow and stock subscriptions                                       (4)           (3)            (7)
         Borrowed funds                                                    3,611         1,197          4,808
                                                                  --------------------------------------------
         Total interest-bearing liabilities                                3,713         3,502          7,215
                                                                  --------------------------------------------
       Net change in interest income                                     $ 4,904     $  (2,570)      $  2,334
                                                                  ============================================

Waypoint Financial's average loan balances increased $154 million or 6.2% to $2.650 billion during the three months ended March 31, 2001, from $2.496 billion for the comparable prior period. The yield on average loans increased 38 basis points to 7.81% for the three months ended March 31, 2001 from 7.43% during the three months ended March 31, 2000. Average loan yields increased in part due to an increase in the relative composition of commercial and consumer loans and a decrease in lower-yielding mortgage loan balances. During the three month period ending March 31, 2001, average deposits increased $31 million or 1.2% to $2.572 billion from $2.541 billion during the comparable prior quarter. The cost of average deposits increased 32 basis points to 4.86% during the three months ended March 31, 2001 from 4.54% during the three months ended March 31, 2000. Average deposit costs increase primarily due to an increase in the relative composition of higher-cost time and money market deposits relative to the total deposit portfolio.

For information on qualitative and quantitative disclosures regarding market risk, refer to Management's Discussion and Analysis included in the 2000 Annual Report on Form 10-K.

Provision for Loan Losses
Waypoint Financial recognized provision for loan losses totaling $1,599,000 for the three months ended March 31, 2001, which represents an increase of $364,000 or 29.5%, from the $1,235,000 provision recorded for the three months ended March 31, 2000. Waypoint Financial's provision expense and allowance for loan losses are discussed in further detail in the Asset Quality section of this report.

Noninterest Income
The table below presents noninterest income for the three months ended March 31, 2001 and 2000.

Table 3  Changes in Noninterest Income

                                                                        Three months ended March 31
                                                           ------------------------------------------------------
                                                              2001          2000         Change           %
                                                           ------------  ------------  ------------  ------------
                                                                       (dollar amounts in thousands)
     Service charges on deposits                               $ 2,272       $ 2,296        $  (24)         (1.0)
     Other service charges, commissions, fees                    1,608         1,037           571          55.1
     Mortgage banking                                              326           985          (659)        (66.9)
     Gain (loss) on sale of securities, net                        415            (3)          418     *     N/M
     Other                                                         688           250           438         175.2
                                                           ------------  ------------  ------------  ------------
     Total                                                     $ 5,309       $ 4,565        $  744          16.3
                                                           ============  ============  ============  ============

         * N/M denotes a percentage that is not meaningful.

Total noninterest income increased $744,000 or 16.3% to $5,309,000 for the three months ended March 31, 2001 compared to $4,565,000 for the three months ended March 31, 2000. The increase in noninterest income came primarily in other service charges, commissions, and fees which includes financial services fees from commercial services, brokerage, insurance, trust, asset management, and advisor fees. The increase in financial services fee income came primarily in insurance product sales and resulted from the acquisition of Owen Insurance Inc. in November, 2000. Other income was also up $438,000 to $688,000, with this increase coming primarily from increases in income from life insurance assets and from increased income on official check services.

Waypoint Financial conducts certain mortgage banking activities including the origination of mortgage loans for securitization or sale to investors and the servicing of mortgage loans for investors. Mortgage banking income totaled $326,000 for the three months ended March 31, 2001, which represented a decrease of $659,000 or 66.9% from $985,000 for the comparable prior period. Net loan servicing income decreased $255,000 to $207,000 for the three months ended March 31, 2001 from $462,000 for the three months ended March 31, 2000. This resulted primarily from the effects of changes in general interest rates during the comparable periods. During the three months ended March 31, 2001, market interest rates on mortgage loans decreased, which in turn increased market prepayment speeds, thereby reducing loan servicing revenue and increasing amortization expense on loan servicing rights. During the comparable prior period, market interest rates on mortgage loans increased, which decreased market prepayment speeds and enhanced net loan servicing income.

Gains on sales of loans and mortgage-backed securities also decreased $304,000 to $119,000 for the three month period ended March 31, 2001 from $423,000 for the comparable prior period. The reduction in the current period resulted primarily from the impact of hedging activities on construction mortgage loans originated for sale upon conversion to permanent mortgages. A much larger portion of Waypoint Financials construction loans were hedged during the three month period ended March 31, 2001, which had the effect of diminishing net gains on sales of related loans upon their conversion to permanent mortgage loans.

Noninterest Expense
Noninterest expense for the three months ended March 31, 2001 and 2000 is presented in the table following table:

Table 4  Changes in Noninterest Expense

                                                                        Three months ended March 31
                                                           ------------------------------------------------------
                                                              2001          2000         Change           %
                                                           ------------  ------------  ------------  ------------
                                                                (dollar amounts in thousands)
     Salaries and benefits                                     $ 9,312       $ 9,907      $   (595)         (6.0)
     Equipment expense                                           1,748         1,587           161          10.1
     Occupancy expense                                           1,674         2,075          (401)        (19.3)
     Advertising and public relations                              744           840           (96)        (11.4)
     FDIC insurance                                                132           128             4           3.1
     Expense (income) from real estate operations                 (829)          326        (1,155)       (354.3)
     Amortization of intangibles                                   747           720            27           3.8
     Consulting and other fees                                     608         1,343          (735)        (54.7)
     Supplies, telephone and postage                             1,820         1,345           475          35.3
     Other                                                       2,320         1,885           435          23.1
                                                           ------------  ------------  ------------  ------------
     Total                                                     $18,276       $20,156      $ (1,880)         (9.3)
                                                           ============  ============  ============  ============

Total noninterest expense decreased $1,880,000 or 9.3% to $18,276,000 for the three months ended March 31, 2001 from $20,156,000 for the three months ended March 31, 2000. The net decrease in noninterest expense is attributable to efficiencies gained from the merger of Waypoint Financial and York Financial on October 17, 2000. Expense decreases presented in Table 4 that are directly related to the York Financial merger include salaries and benefits expense (staff reductions), occupancy expense (elimination of duplicative administrative and branch facilities), and consulting and other professional fees, which included fees paid to information system service providers. Waypoint Financial currently performs most of its information system functions using internal resources, whereas prior to the merger York Financial acquired substantial information system services from independent providers.

Certain other expense categories did not experience merger-related reductions, which is consistent with management expectations. The increase in equipment expense was expected with the conversion of information systems and platforms to internally-provided systems. Advertising and public relations expenses were not materially reduced, which reflects management's emphasis on improving Waypoint Financial's marketing strategies. Supplies, telephone and postage expenses also increased significantly, reflecting increased volumes of customer mailings and other forms associated with the disclosure of certain Waypoint Financial product changes and service enhancements. Regulatory examination fees and miscellaneous loan and deposit product expenses accounted for most of the increase in other expense.

Provision for Income Taxes
Income tax expense totaled $3,947,000 for the three months ended March 31, 2001, which resulted in an effective tax rate of 31.5% on income before taxes of $12,520,000. During the three months ended March 31, 2000.Waypoint Financial recorded $1,858,000 of income tax expense resulting in an effective tax rate of 22.6% on income before taxes of $8,204,000. The effective tax rate is less than the statutory rates due to Waypoint Financial's investment in tax exempt sources of income.

X. Financial Condition

Marketable Securities
Marketable securities, excluding the Federal Home Loan Bank cash account, totaled $2,234.8 million at March 31, 2001 and $1,854.9 million at December 31, 2000. Total marketable securities increased $379.9 million, or 20.5%, during the three months ended March 31, 2001. The increase resulted primarily from leveraging strategies used to enhance earnings. Leveraging activities are conducted in accordance with Waypoint Financial's risk management policies. Note
(5) of the Notes to Consoldiated Financial Statements presents the composition of the marketable securities portfolio as of March 31, 2001 and December 31, 2000.

Loan receivable, net
Loans receivable, net, totaled $2,605.1 million at March 31, 2001 and $2,591.5 million at December 31, 2000. The increase of $13.6 million for the three months ended March 31, 2001, reflects a reduction in first mortgage loans totaling $26.1 million which was offset by growth in commercial loans totaling $29.6 million and an increase in indirect automobile, consumer and other loans totaling $9.3 million. Net loans was also increased by a reduction of $.4 million in net deferred loan fees and a decrease of $.4 million in the allowance for loan losses. The loan activity in 2001 reflects Waypoint Financial's continued focus on expanding it's commercial and consumer loan portfolios and reducing its relative investment in residential mortgage loans. Waypoint Financial sold $36.0 million of mortgage loans during the three months ended March 31, 2001. A summary of loan composition is included in Note (6) of the accompanying Notes to Consolidated Financial Statements.

Loan Commitments. Waypoint Financial issues loan commitments to prospective borrowers conditioned on the occurrence of certain events. Commitments are made in writing on specified terms and conditions and are generally honored for up to 60 days from approval. At March 31, 2001, Waypoint Financial had loan commitments and unadvanced loans and lines of credit totaling $428.3 million.

Loan Fees. In addition to interest earned on loans, Waypoint Financial receives income from fees derived from loan originations, loan modifications, late payments and for miscellaneous services related to its loans. Income from these activities varies from period to period depending upon the volume and type of loans made and competitive conditions.

Waypoint Financial charges loan origination fees which are calculated as a percentage of the amount borrowed. As required by applicable accounting principles, loan origination fees, discount points and certain loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. At March 31, 2001, Waypoint Financial had $7.3 million of net deferred loan fees. Waypoint Financial amortized $.6 million of expense from net deferred loan fees and costs during the three months ended March 31, 2001.

Loan Quality. Due to strong underwriting standards and credit and collections management as well as a historically strong economy in its market area, Waypoint Financial's experience in credit losses has been favorable. Waypoint Financial follows a comprehensive loan policy that details credit underwriting, credit management and loan loss provisioning techniques.

Non-Performing Assets. The following table sets forth information regarding non-accrual loans, loans delinquent 90 days or more and still accruing, and other non-performing assets as of the dates indicated:

                                                              As of                       As of
                                                          March 31, 2001            December 31, 2000
                                                       -------------------------------------------------
                                                                    (Amounts in thousands)
Non-accrual mortgage loans                                 $           6,850                $      5,092
Non-accrual other loans                                                  573                         604
                                                       ---------------------      ----------------------
     Total non-accrual loans                                           7,423                       5,696
Loans 90 days or more delinquent and still accruing                   15,019                      17,481
                                                       ---------------------      ----------------------
     Total non-performing loans                                       22,442                      23,177
     Total foreclosed other assets                                       537                         861
     Total foreclosed real estate                                      1,547                       3,086
                                                       ---------------------      ----------------------
     Total non-performing assets                           $          24,526                $     27,124
                                                       =====================      ======================

     Total non-performing loans to total loans                         0.85%                       0.89%
                                                       =====================      ======================

     Total non-performing assets to total assets                       0.48%                       0.57%
                                                       =====================      ======================

Allowance for Loan Losses. The following table summarizes the activity in Waypoint Financial's allowance for loan losses for the periods indicated:

                                                        As of or for the       As of or for the          As of or for the
                                                       three months ended     three months ended        twelve months ended
             Allowance for Loan Losses                   March 31, 2001         March 31, 2000           December 31, 2000
------------------------------------------------------------------------------------------------------------------------------
                                                                              (Amounts in thousands)
Balance at beginning of period                        $             22,586   $             23,127     $               23, 127
Pooling adjustment to conform accounting periods                         -                    (74)                        234
Provision for loan losses                                            1,599                   1,235                      5,070

Charge-offs:
   Commercial loans                                                  (850)                       -                    (2,482)
   Residential mortgage loans                                        (121)                   (221)                    (1,168)
   Consumer and other loans                                        (1,174)                   (919)                    (2,962)
                                                      ---------------------  ----------------------   ------------------------
      Total charge-offs                                            (2,145)                 (1,140)                    (6,612)
                                                      ---------------------  ----------------------   ------------------------
Recoveries:
   Commercial loans                                                     27                       4                         24
   Residential mortgage loans                                           20                      51                        161
   Consumer and other loans                                            132                      80                        582
      Total recoveries                                                 179                     135                        767
                                                      ---------------------  ----------------------   ------------------------
            Net charge-offs                                        (1,966)                 (1,005)                    (5,845)
                                                      ---------------------  ----------------------   ------------------------


Balance at the end of period                          $             22,219   $             23,283     $                22,586
                                                      =====================  ======================   ========================
Net charge-offs to average loans outstanding                         0.07%                  0.04%                       0.22%
                                                      =====================  ======================   ========================

Allocation of the Allowance for Loan Losses The following table sets for the composition of the allowance for loan losses as of the dates indicated:

                                                 As of March 31, 2001                  As of December 31, 2000
                                        --------------------------------------------------------------------------
                                                              (Dollar amounts in thousands)
                                                                % of Total                          % of Total
                                              Amount             Reserves            Amount          Reserves
                                        -------------------    --------------     --------------  ----------------
Residential mortgage loans                      $    2,319            10.44%           $  2,165             9.59%
Commercial loans                                    13,712            61.71%             14,625            64.75%
Consumer and other loans                             4,040            18.18%              4,178            18.50%
Unallocated                                          2,148             9.67%              1,618             7.16%
                                        -------------------    --------------     --------------  ----------------
     Total                                      $   22,219           100.00%           $ 22,586           100.00%
                                        ===================    ==============     ==============  ================

Deposits
Included in Table 1 are detailed average balances and interest costs for Waypoint Financial's deposit portfolio categories for the three month periods ended March 31, 2001 and March 31, 2000, respectively. Deposits are also discussed in Section IV "Liquidity" which appears earlier in this report.

Other Borrowings
Note (9) of the Notes to Consolidated Financial Statements presents the composition of borrowings as of March 31, 2001 and December 31, 2000. Waypoint Financial had available FHLB lines of credit totaling $591.5 million as of March 31, 2001 versus $633.2 million as of December 31, 2000.

 PART  II.        OTHER INFORMATION

          Item 1.       Legal Proceedings.
                        None.

          Item 2.       Changes in Securities and Use of Proceeds.
                        None.

          Item 3.       Defaults Upon Senior Securities.
                        None.

          Item 4.       Submission of Matters to a Vote of Security Holders.
                        None.

          Item 5.       Other information.
                        None.

          Item 6.       Exhibits and Reports on Form 8-K.
                        None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            WAYPOINT FINANCIAL CORP.
                                  (Registrant)


                         By /s/ Charles C. Pearson, Jr.
                            ---------------------------
                            Charles C. Pearson, Jr.,
                            Chairman, President and
                            Chief Executive Officer


                         By /s/ James H. Moss
                            -----------------
                            James H. Moss,
                            Executive Vice President
                            and Chief Financial Officer


Dated:  May 14, 2001