Form 10-Q
period 2001-06-30
WAYPOINT FINANCIAL CORP
filed 2001-08-13
CIK 1034650

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to___________________

Commission File Number:  0-22399


                           WAYPOINT FINANCIAL CORP.
                           ------------------------
            (Exact name of registrant as specified in its charter)

                   PENNSYLVANIA                         25-1872581
                   ------------                         ----------
          (State or other jurisdiction of              (IRS Employer
        incorporation or organization)              Identification No.)

235 North Second Street, P.O. Box 1711, Harrisburg, Pennsylvania        17105
-----------------------------------------------------------------       -----
           (Address of principal executive offices)                  (Zip Code)

                                 717-236-4041
                                 ------------
             (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No ___
                                              ---

       Indicate the number of shares outstanding of each of the Bank's classes of common stock, as of the latest practicable date. 38,982,026 shares of stock,
                                                    ---------------------------
par value of $.01 per share, outstanding at June 30, 2001.
----------------------------------------------------------

Part I.  Financial Information.


Part 1, Item 1    Financial Statements.


              (Balance of this page is intentionally left blank)

                   WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                Consolidated Statements of Financial Condition

                                                                       June 30,         December 31,
                                                                         2001               2000
                                                                   -----------------  -----------------
                                                                    (In thousands, except share data)
                                                                               (Unaudited)
Assets
Cash and cash equivalents                                          $        121,638     $       99,837
Marketable securities held-to-maturity                                            -             22,709
Marketable securities available-for-sale                                  2,302,462          1,854,872
Loans receivable, net                                                     2,546,455          2,591,527
Loans held for sale, net                                                     23,222             18,415
Loan servicing rights                                                         5,691              6,376
Investment in real estate and other joint ventures                           11,852             14,276
Premises and equipment, net of accumulated
   depreciation of $36,028 and $35,037                                       48,130             49,824
Accrued interest receivable                                                  30,853             30,505
Intangible assets                                                            14,862             16,356
Income taxes receivable                                                       1,082              2,335
Deferred tax asset, net                                                         584              7,914
Other assets                                                                 41,924             43,240
                                                                   ----------------    ---------------
   Total assets                                                    $      5,148,755    $     4,758,186
                                                                   ================    ===============

Liabilities and Stockholders' Equity
Deposits                                                           $      2,530,068     $    2,625,720
Other borrowings                                                          2,067,004          1,625,329
Escrow                                                                        8,854              6,461
Accrued interest payable                                                     16,075             21,927
Postretirement benefit obligation                                             2,721              2,712
Other liabilities                                                            53,665             30,469
                                                                   ----------------     --------------

   Total liabilities                                                      4,678,387          4,312,618
                                                                   ----------------     --------------

Preferred stock, 10,000,000 shares authorized but unissued
Common stock, $ .01 par value, authorized 100,000,000 shares,
   39,259,475 shares issued and 38,982,026 outstanding
   at June 30, 2001, 39,018,962 shares issued
   and 38,737,325 shares outstanding at December 31, 2000                       393                391

Paid in capital                                                             295,987            295,008
Retained earnings                                                           201,618            189,745
Accumulated other comprehensive loss                                        (4,548)           (16,327)
Employee stock ownership plan                                              (16,280)           (16,365)
Recognition and retention plans                                               (441)              (427)
Treasury stock, 277,449 shares at June 30, 2001
   and 281,637 shares at December 31, 2000                                  (6,361)            (6,457)
                                                                   ----------------     --------------
    Total stockholders' equity                                              470,368            445,568
                                                                   ----------------     --------------
    Total liabilities and stockholders' equity                          $ 5,148,755     $    4,758,186
                                                                   ================     ==============
See accompanying notes to consolidated financial statements.

                   WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                       Consolidated Statements of Income

                                                        Three Months Ended June 30,        Six Months Ended June 30,
                                                       -------------------------------   -------------------------------
                                                           2001             2000             2001             2000
                                                       --------------   --------------   --------------   --------------
                                                                      (In thousands, except share data)
                                                                                 (Unaudited)
Interest Income:
  Loans                                                    $  50,388        $  48,866        $ 101,916        $  95,318
  Marketable securities and interest-earning cash             33,609           30,571           67,216           60,011
                                                       --------------   --------------   --------------   --------------
       Total interest income                                  83,997           79,437          169,132          155,329
                                                       --------------   --------------   --------------   --------------
Interest Expense:
  Deposits and escrow                                         28,267           30,925           60,122           59,756
  Borrowed funds                                              27,307           23,425           53,529           45,456
                                                       --------------   --------------   --------------   --------------
       Total interest expense                                 55,574           54,350          113,651          105,212
                                                       --------------   --------------   --------------   --------------
       Net interest income                                    28,423           25,087           55,481           50,117
Provision for loan losses                                      2,099              941            3,698            2,176
                                                       --------------   --------------   --------------   --------------
       Net interest income after provision for loan           26,324           24,146           51,783           47,941
losses
                                                       --------------   --------------   --------------   --------------
Noninterest Income:
  Service charges on deposits                                  1,746            1,724            3,277            3,402
  Other service charges, commissions, fees                     2,486            1,530            4,826            3,060
  Loan servicing, net                                             92              288              299              751
  Gain on sale of securities                                   1,464            1,287            1,879              184
  Gain on sale of loans                                        1,604             (762)           1,723              861
  Other                                                          354              790            1,583            1,164
                                                       --------------   --------------   --------------   --------------
      Total noninterest income                                 7,746            4,857           13,587            9,422
                                                       --------------   --------------   --------------   --------------
Noninterest Expense:
  Salaries and benefits                                       10,131            9,873           19,443           19,836
  Equipment expense                                            1,791            1,492            3,539            2,964
  Occupancy expense                                            1,633            2,086            3,303            4,142
  Advertising and public relations                               593              945            1,344            1,894
  FDIC insurance                                                 126              128              258              257
  (Income) expense from real estate operations                   (18)             362             (420)             615
  Amortization of intangibles                                    752              720            1,503            1,440
  Consulting and other fees                                      896              688            1,504            1,408
  Supplies, telephone and postage                              1,226            1,187            3,046            2,200
  Other                                                        2,591            2,538            4,981            5,419
                                                       --------------   --------------   --------------   --------------
     Total noninterest expense                                19,721           20,019           38,501           40,175
                                                       --------------   --------------   --------------   --------------
  Income before income taxes                                  14,349            8,984           26,869           17,188
  Income tax expense                                           4,382            2,004            8,329            3,862
                                                       --------------   --------------   --------------   --------------
      Net Income                                            $  9,967         $  6,980        $  18,540        $  13,326
                                                       ==============   ==============   ==============   ==============

  Basic earnings per share                                  $   0.27         $   0.18         $   0.50         $   0.35
                                                       ==============   ==============   ==============   ==============
  Diluted earnings per share                                $   0.26         $   0.18         $   0.49         $   0.35
                                                       ==============   ==============   ==============   ==============

  Average equivalent shares - basic                       37,414,415       38,265,741       37,386,827       38,258,381
                                                       ==============   ==============   ==============   ==============
  Average equivalent shares - diluted                     37,761,146       38,591,884       37,720,449       38,557,659
                                                       ==============   ==============   ==============   ==============

See accompanying notes to consolidated financial statements.

                                     WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                                       Consolidated Statements of Cash Flows

                                                                                 For the Six Months Ended
                                                                                         June 30,
                                                                                  2001              2000
                                                                             ----------------  ---------------
                                                                                      (In thousands)
                                                                                       (Unaudited)


Cash flows from operating activities:
   Net income                                                                     $   18,540        $  13,326
   Adjustments to reconcile net income to net cash provided by operating activities:
        Provision for loan losses                                                      3,698            2,176
        Net depreciation, amortization and accretion                                   3,988            1,107
        Loans originated for sale                                                    (98,321)         (47,463)
        Proceeds from sales of loans originated for sale                              94,768           41,933
        Origination of loan servicing rights                                            (111)            (512)
        Net gain on sales of loans                                                    (1,723)            (861)
        Net gain on sales of marketable securities                                    (1,879)            (184)
        Net gain on sales of loan servicing rights                                         -             (100)
        Proceeds from sales of trading securities                                          -            1,200
        (Gain) loss on the sale of foreclosed real estate                               (478)             284
        Losses from joint ventures                                                       508              746
        Increase in accrued interest receivable                                         (348)            (787)
        (Decrease) increase in accrued interest payable                               (5,850)           1,659
        Amortization and write-off of intangibles                                      1,503            1,440
        Earned ESOP Shares                                                               327              223
        Earned RRP Shares                                                                  5               10
        (Gain) loss on the sale of premises and equipment                               (477)             419
        Provision (benefit) for deferred income tax                                    7,330           (6,401)
        Increase (decrease) in income taxes payable/receivable                         1,145           (4,106)
        Other, net                                                                    (8,529)          16,288

                                                                             ----------------  ---------------
   Net cash provided by operating activities                                          14,096           20,397
                                                                             ----------------  ---------------


Cash flows from investing activities:
   Proceeds from maturities and principal reductions of
      marketable securities:
             Held-to-maturity                                                              -               20
             Available-for-sale                                                      183,067           21,105
   Proceeds from sales of marketable securities                                      246,099          173,383
   Purchase of marketable securities available for sale                             (805,202)        (182,318)
   Loans sold                                                                         31,334           11,577
   Net decrease (increase) in loan originations less principal
     payments of loans                                                                 7,576         (241,901)
   Loan servicing rights sold                                                              -            7,643
   Investment in real estate held for investment/joint ventures                          188           (4,136)
   Proceeds from payments on real estate, premises and equipment                       4,471            4,225
   Purchase of premises and equipment                                                 (2,685)          (9,036)
                                                                             ----------------  ---------------
     Net cash used in investing activities                                          (335,152)        (219,438)
                                                                             ----------------  ---------------

                   WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (Continued)

                                                                           For the Six Months Ended
                                                                                   June 30,
                                                                            2001              2000
                                                                       ----------------  ---------------
                                                                                (In thousands)
                                                                                 (Unaudited)
Cash flows from financing activities:
   Net (decrease) increase in deposits                                      $  (95,652)      $  146,252
   Net increase in other borrowings                                            441,685           32,214
   Net increase in escrow                                                        2,393              658
   Dividend reinvestment plan                                                       96            1,109
   Payments to acquire treasury stock                                                -           (1,301)
   Cash dividends                                                               (6,620)          (3,568)
   Proceeds from the exercise of stock options                                     955              179
                                                                            -----------      -----------
   Net cash provided by financing activities                                   342,857          175,543
                                                                            -----------      -----------

   Net increase (decrease) in cash and cash equivalents                         21,801          (23,498)

Cash and cash equivalents at beginning of period                                99,837          110,939


                                                                            -----------      -----------
Cash and cash equivalents at end of period                                  $  121,638       $   87,441
                                                                            ===========      ===========

Supplemental Disclosures:

Cash paid during the year for:
    Interest on deposits, advances and other borrowings                     $  119,501       $  103,647
       (includes interest credited to deposit accounts)
    Income taxes                                                                 7,750            8,479


Non-cash investing activities:
      Transfers from loans to foreclosed real estate                        $      489       $    1,287
      Exchange of loans for mortgage-backed securities                               -           84,168

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

The accompanying interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the results of interim periods, have been made. Operating results for the three month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001 or any other interim period.

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

Waypoint Financial does not engage in foreign business operations and, accordingly, has no derivative instruments associated with such operations. Waypoint Financial also was not a party to any derivative contracts that meet the definition of a fair value hedging instrument. Waypoint Financial did not record any net-of-tax transition adjustments in accumulated other comprehensive income as a result of recognizing derivatives that are designated as cash flow hedging instruments at fair value due to the immateriality of related amounts.

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

Accounting for Derivative Instruments and Hedging Activities

Waypoint Financial recognizes all derivatives on the balance sheet at fair value. On the date the derivative instrument is entered into, the company generally designates the derivative as either (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value hedge") or (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow hedge"). Changes in the fair value of a derivative that is designated as, and meets all the required criteria for, a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings. Changes in the fair value of a derivative that is designated as, and meets all the required criteria for, a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings.

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

Waypoint Financial periodically purchases financial instruments that contain "embedded" derivative features. Management believes, based on the company's assessment, the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (the "host contract"). Accordingly, no embedded derivatives were separated from the host contract and carried at fair value in the financial statements and are available to be designated in a hedging transaction.

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

There was no material hedge ineffectiveness related to cash flow hedges during the period to be recognized in earnings. There was no gain or loss reclassified from accumulated other comprehensive income into earnings during the six month period ended June 30, 2001, as a result of the discontinuance of a cash flow hedge due to the probability of the original forecasted transaction not occurring.

In July 2001, the Financial Accounting Standards Board issued SFAS Statement No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to assessing impairment on a fair-value-based test only approach annually. Waypoint Financial will cease the amortization of goodwill that was recorded in past business combinations on January 1, 2002, as required by SFAS No. 142. The Company is assessing goodwill for potential impairment and has not yet determined whether or the extent to which it will affect the financial statements.

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


                                                               For the Three           For the Six
                                                                Months Ended           Months Ended
                                                               June 30, 2000          June 30, 2000
                                                               ----------------       ----------------
Net interest income before provision for loan losses
   Harris Financial                                                   $  16,288              $  31,806
   York Financial                                                         8,799                 18,311
                                                               ----------------       ----------------
      Combined                                                        $  25,087              $  50,117
                                                               ================       ================

Net income
   Harris Financial                                                   $   4,639              $   8,659
   York Financial                                                         2,341                  4,667
                                                               ----------------       ----------------
      Combined                                                        $   6,980              $  13,326
                                                               ================       ================

During 2000, Waypoint Financial recorded certain liabilities associated with merger-related costs as follows:

                                                                            Reductions
                                                                          during the six
                                                   Balance as of           months ended          Balance as of
                                                 December 31, 2000         June 30, 2001         June 30, 2001
                                                 -------------------      ----------------      -----------------
Compensation and benefit plans                              $  3,321               $ 1,132                $ 2,189
System conversion and account integration                        135                   135                      -
                                                 -------------------      ----------------      -----------------
   Total accrued merger costs                               $  3,456               $ 1,267                $ 2,189
                                                 ===================      ================      =================

Waypoint Financial expects to settle through payment substantially all remaining accrued merger costs by December 31, 2002.

(4)  Earnings Per Share
     -------------------

The following table shows the allocation of earnings per share to basic earnings per share and diluted earnings per share.

                                                                                                       Per Share
                                                                       Income          Shares            Amount
                                                                       -----------------------------------------
For the three months ended June 30, 2001
  Basic earnings per share:

  Income available to common shareholders                              $     9,967      37,414,415     $   0.27
                                                                       -----------------------------------------
  Dilutive effect of management and director stock options                                 346,731
                                                                       -----------------------------------------
  Diluted earnings per share:
  Income available to common shareholders
      plus assumed conversions                                         $     9,967      37,761,146     $   0.26
                                                                       =========================================

For the three months ended June 30, 2000
  Basic earnings per share:
  Income available to common shareholders                              $    6,980      38,265,741      $  0.18
                                                                       -----------------------------------------
  Dilutive effect of management and director stock options                                 326,143
                                                                       -----------------------------------------
  Diluted earnings per share:
  Income available to common shareholders
      plus assumed conversions                                         $     6,980      38,591,884     $   0.18
                                                                       =========================================

                   WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
        (All dollar amounts presented in the tables are in thousands, except per share data)
                                  (Unaudited)

                                                                                                Per Share
                                                                   Income          Shares         Amount
                                                                   --------------------------------------
For the six months ended June 30, 2001
   Basic earnings per share:
   Income available to common shareholders                          $   18,540      37,386,827    $  0.50
                                                                   --------------------------------------
   Dilutive effect of management and director stock options                            333,622
                                                                   --------------------------------------
   Diluted earnings per share:
   Income available to common shareholders
      Plus assumed conversions                                      $   18,540      37,720,449    $  0.49
                                                                   ======================================

For the six months ended June 30, 2000
   Basic earnings per share:
   Income available to common shareholders                          $   13,326      38,258,381    $  0.35
                                                                   --------------------------------------
   Dilutive effect of management and director stock options                            299,278
                                                                   --------------------------------------
   Diluted earnings per share:
   Income available to common shareholders
      Plus assumed conversions                                      $   13,326      38,557,659    $  0.35
                                                                   ======================================

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

(5)    Marketable Securities
       ---------------------

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for held-to-maturity and available-for-sale securities by major security type were as follows:

                                                                   As of June 30, 2001
                                                  -----------------------------------------------------------
                                                                   Gross           Gross
                                                                Unrealized      Unrealized
                                                  Amortized       Holding         Holding          Fair
                                                    Cost           Gains          Losses           Value
                                                  -----------------------------------------------------------
    Available for sale:
      U.S. Government and agencies                $  593,926        $    777   $     (2,064)    $    592,639
      Corporate bonds                                 84,847              61         (4,801)          80,107
      Municipal securities                            74,932           2,430           (289)          77,073
      FHLB stock                                      80,635               -              -           80.635
      Equity securities                               91,470           4,850           (342)          95,978
      Mortgage-backed securities:
        Agency PC's & CMO's                          688,029           1,175         (5,677)         683,526
        Private issue CMO's                          695,793           3,218         (6,506)         692,504
                                                  ----------        --------   -------------    ------------
          Total mortgage-backed securities         1,383,821           4,393        (12,183)       1,376,031
                                                  ----------        --------   -------------    ------------
          Total securities available for sale     $2,309,631        $ 12,510   $    (19,679)    $  2,302,462
                                                  ==========        ========   =============    ============


                                                                 As of December 31, 2000
                                                  -----------------------------------------------------------
    Held to Maturity:
      U.S. Government and agencies             $       3,500        $     13   $        -      $       3,513
      Corporate bonds                                 19,054               -         (990)            18,064
      GNMA Mortgage-backed securities                    155               8            -                163
                                                   ----------  --------------  ------------    --------------
          Total securities held to maturity    $      22,709        $     21   $     (990)     $      21,740
                                                   ==========  ==============  ============    ==============

    Available for sale:
      U.S. Government and agencies             $     491,998        $    506   $  (10,074)     $     482,430
      Corporate bonds                                 63,609               -       (4,952)            58,657
      Municipal securities                            69,119           2,622         (280)            71,461
      FHLB stock                                      76,540               -             -            76,540
      Equity securities                               74,351           4,871       (1,047)            78,175
      Mortgage-backed securities:
        Agency PC's & CMO's                          475,735             685      (12,272)           464,148
        Private issue CMO's                          629,795           1,450       (7,784)           623,461
                                               --------------  --------------  ------------    --------------
          Total mortgage-backed securities         1,105,530           2,135      (20,056)         1,087,609
                                               --------------  --------------  ------------    --------------
          Total securities available for sale  $   1,881,147        $ 10,134   $  (36,409)     $   1,854,872
                                               ==============  ==============  ============    ==============

                   WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
 (All dollar amounts presented in the tables are in thousands, except per share data)
                                  (Unaudited)

(6)  Loans Receivable, Net
     ---------------------

The following table presents the composition of loans receivable, net, as of the dates indicated:

                                                                      June 30,            December 31,
                                                                        2001                  2000
                                                                   ------------          ------------
     Residential mortgage loans (principally conventional):
        Secured by 1-4 family residences                           $  1,180,714          $  1,272,672
        Construction (net of undistributed
           portion of $46,057, and $67,073)                              63,053                90,712
                                                                   ------------          ------------
                                                                      1,243,767             1,363,384
     Less:
        Unearned discount                                                   204                   210
        Net deferred loan origination fees                                4,414                 4,491
                                                                   ------------          ------------
              Total residential mortgage loans                        1,239,149             1,358,683
                                                                   ------------          ------------

     Commercial loans:
        Commercial                                                      700,534               642,802
     Less: Net deferred loan origination fees                             1,011                   923
                                                                   ------------          ------------
              Total commercial loans                                    699,523               641,879
                                                                   ------------          ------------

     Consumer and other loans:
        Indirect manufactured housing                                    94,052                90,226
        Indirect home improvement                                        27,606                25,753
        Direct lines of credit                                           97,730                97,475
        Direct installment                                              247,205               239,005
        Indirect automobile                                             119,823               117,377
        Other                                                            21,734                21,742
                                                                   ------------          ------------
                                                                        608,150               591,578
     Plus:
        Net deferred loan origination fees                               (1,859)               (1,503)
        Dealer reserve                                                   24,160                23,476
                                                                   ------------          ------------
           Total consumer and other loans                               630,451               613,551
                                                                   ------------          ------------
     Less: Allowance for loan losses                                     22,668                22,586
                                                                   ------------          ------------
     Loans receivable, net                                         $  2,546,455          $  2,591,527
                                                                   ============          ============

Loans having a carrying value of $1,507,148,000 were pledged as collateral for FHLB advances at June 30, 2001.

                   WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
 (All dollar amounts presented in the tables are in thousands, except per share data)
                                  (Unaudited)


Waypoint Financial conducts certain residential mortgage banking activities including the origination of mortgage loans for securitization or sale to investors and the servicing of mortgage loans for investors. Waypoint Financial also occasionally sells loans from its portfolio in the ordinary course of business.

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans totaled $707,676,000 at June 30, 2001 and $741,740,000 at December 31, 2000. Investor custodial balances maintained in connection with the foregoing mortgage servicing rights totaled $10,127,000 at June 30, 2001 and $10,536,000 at December 31, 2000.

Waypoint Financial's investment in loan servicing rights is included in the accompanying consolidated statement of financial condition. Waypoint Financial did not purchase or sell any mortgage servicing rights during the six month period ended June 30, 2001. During the six month period ended June 30, 2000, Waypoint Financial sold mortgage servicing rights with a carrying value of $6.2 million on loans serviced for investors totaling $589.9 million. As a result of the sale of the mortgage servicing rights and the settlement of related investor custodial accounts, Waypoint recognized other noninterest income of $.1 million.

Waypoint Financial sold mortgage loans $124,195,000 and $52,638,000 during the six month periods ended June 30, 2001 and June 30, 2000, respectively. Waypoint Financial did not exchange loans for mortgage-backed securities during the six months ended June 30, 2001, as compared to $84,168,000 of loan exchanges recorded during the six months ended June 30, 2000.

(7)  Other Borrowings
     ----------------

The following table presents the composition of Waypoint Financial's other borrowings as of the dates indicated.

                                                   June 30,       December 31,
                                                     2001             2000
                                                 -----------      ------------
  FHLB Advances                                  $ 1,611,733      $ 1,434,806
  Repurchase Agreements                              454,694          189,853
   ESOP & Other                                          577              670
                                                 -----------      ------------
    Total Other borrowings                       $ 2,067,004      $ 1,625,329
                                                 ===========      ============

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

III. Market Risk and Interest Rate Sensitivity Management

Waypoint Financial monitors its interest rate risk position by utilizing simulation analysis. Net interest income fluctuations and the net portfolio value ratio are determined in various interest rate scenarios and monitored against acceptable limitations established by management and approved by the Board of Directors. Such rate scenarios include rate shocks adjusting rates in +/- 100 basis point (bp) increments (ramped over the next 12 months) resulting in projected changes to net interest income over the next 12 months and projected net portfolio value ratios as indicated in the following table. Following is an analysis of hypothetical changes in interest rates as of the dates indicated:

                                                 As of June 30, 2001            As of December 31, 2000
                                           -----------------------------------------------------------------
                                                  Percent change in                Percent change in
                                           -----------------------------------------------------------------
     Change in Interest rates              Net interest      Net portfolio     Net interest    Net portfolio
         (In basis points)                    income (1)        ratio (2)       Income (1)       ratio (2)
     ------------------------              ------------     ------------------------------------------------
              +300                              4.07 %           5.14 %           (3.30)%          4.09 %
              +200                              3.27             6.37              0.59            6.44
              +100                              2.04             7.37              0.29            7.83
                0                                 -              8.12                -             8.66
              (100)                            (2.95)            8.13              0.84            9.01
              (200)                            (5.42)            7.57             (2.03)           8.42

__________
     (1) The percentage change in this column represents an increase (decrease) in net interest income for 12 months in a stable interest rate environment versus net interest income for 12 months in the various rate scenarios.
     (2) The net portfolio value ratio in this column represents net portfolio value of Waypoint Financial in various rate scenarios, divided by the present value of expected net cash flows from existing assets in those same scenarios. Net portfolio value is defined as the present value of expected net cash flows from existing assets, minus the present value of expected net cash flows from existing liabilities, plus or minus the present value of expected net cash flows from existing off-balance-sheet contracts.

Simulation results are influenced by a number of estimates and assumptions with regard to embedded options, prepayment behaviors, pricing strategies and cashflows. At June 30, 2001 and December 31, 2000, both net interest income variability and net portfolio ratio results were within limits established by the Board of Directors. Also, as of these dates, the net portfolio ratio fell within the "minimal risk" category established under OTS guidelines for interest rate risk measurement. Assumptions and estimates used in simulation analysis are inherently subjective and, as a consequence, results will neither precisely estimate net interest income or net portfolio value nor precisely measure the impact of higher or lower interest rates on net interest income or net portfolio value ratio. The results of these simulations are reported to Waypoint Financial's Board of Directors on a monthly basis.

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

IV. Liquidity

Deposits represent Waypoint Financial's primary source of funds. Waypoint Financial occasionally uses brokered deposits to supplement other sources of funds to the extent such deposits are determined to have more favorable interest cost and risk characteristics at the time of purchase relative to other sources of funding. During the six months ended June 30, 2001, Waypoint Financial's deposits decreased $95.7 million. The deposit reduction resulted primarily from the implementation of more conservative pricing practices on time and savings deposits. At June 30, 2001, Waypoint Financial also had brokered deposits of $90.0 million outstanding at an average interest rate of 4.84% as compared to $127.9 million outstanding at December 31, 2000 at an average interest rate of 6.73%. To supplement deposit-gathering efforts, Waypoint Financial borrows from the FHLB of Pittsburgh. At June 30, 2001, Waypoint Financial had $1.612 billion in FHLB loans outstanding at a weighted average interest rate of 5.34%, an increase of $177 million from $1.435 billion at a weighted-average interest rate of 6.24% on December 31, 2000. A substantial portion of this increase in FHLB borrowings was used to invest in additional marketable securities and to supplement deposits. Waypoint Financial was required to purchase additional FHLB stock totaling $ 4.1 million due to increased FHLB loans outstanding during the six months ended June 30, 2001. For additional details of FHLB loans and other borrowings, see the Notes to Consolidated Financial Statements.

Proceeds from loan and securities sales and repayments represent a substantial source of funds to Waypoint Financial. These sources amounted to $555.3 million and $248.0 million during the six month periods ended June 30, 2001 and 2000, respectively.

Generally, Waypoint Financial's principal use of funds is to originate mortgage and other loans. In addition, during the six months ended June 30, 2001, Waypoint Financial utilized leverage strategies to deploy available capital. These strategies resulted in expansion of the investment portfolio through the purchase of available for sale securities as well as an increase in loan balances. The carrying value of securities available for sale increased $447.6 million to $2.302 billion in at June 30, 2001 from $1.855 billion at December 31, 2000.

Loan demand resulted in total originations of $352.7 million in the six months ended June 30, 2001. A relatively low-rate interest rate environment enabled Waypoint Financial to increase its sales of residential mortgage loans. During the period, the loan portfolio decreased by $45.1 million to $2.546 billion at June 30, 2001 from $2.591 million at December 31, 2000.

Waypoint Bank is required by the OTS regulations to maintain sufficient liquidity to ensure its safe and sound operation. This requirement, which varies from time to time depending on economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. Waypoint Bank had sufficient liquidity during the six month periods ended June 30, 2001 and June 30, 2000.

The sources of liquidity previously discussed are deemed by management to be sufficient to fund outstanding loan commitments and meet other obligations. Waypoint Financial had outstanding loan commitments totaling $439.0 million.

V.  Capital Resources

Stockholders' equity at June 30, 2001, totaled $470.4 million compared to $445.6 million at December 31, 2000, an increase of $24.8 million. Stockholders' equity was increased by a reduction in Waypoint Financial's unrealized losses on available for sale securities, net of tax effect, of $11.8 million, by net income of $18.5 million, and by increases from stock option exercises and other sources totaling $1.1 million. Offsetting these increases were cash dividends of $6.6 million.

Under OTS regulations a savings association must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements. At June 30, 2001, and December 31, 2000, Waypoint Bank met all three minimum capital requirements.

Risk-based Capital Ratios and Leverage Ratios

        WAYPOINT BANK                                                   Minimum Requirement              Minimum Requirement
                                                Actual                  for Capital Adequacy           to be "Well Capitalized"
                                                ------                      ----------------              --------------------
      As of June 30, 2001                Amount          Ratio          Amount           Ratio           Amount           Ratio
      -------------------                ------          -----          -------          -----           -------          -----
                                     (in thousands)                  (in thousands)                   (in thousands)
  Total Capital
   (to Risk Weighted Assets)               $423,946      15.0%             $225,559       8.0%              $281,949      10.0%
 Tier 1 Capital
   (to Risk Weighted Assets)                399,258      14.2%              112,780       4.0%               169,169       6.0%
 Tier 1 Capital
   (to Avg. Assets)                         399,258       8.0%              199,328       4.0%               249,160       5.0%

    As of December 31, 2000
    -----------------------
 Total Capital
    (to Risk Weighted Assets)              $407,016      13.9%             $233,551       8.0%              $291,939      10.0%
 Tier 1 Capital
   (to Risk Weighted Assets)                382,599      13.1%              116,776       4.0%               175,163       6.0%
 Tier 1 Capital
   (to Avg. Assets)                         382,599       7.9%              193,393       4.0%               241,741       5.0%

X.  Results of Operations

Comparison for the Three Month Periods Ended June 30, 2001 and June 30, 2000

Net Income or Loss
Net income for the three months ended June 30, 2001 was $9,967,000, which represented an increase of $2,987,000 or 42.8% from $6,980,000 reported for the three months ended June 30, 2000. The increase in net income included an increase of $2,178,000 in net interest income after provision for loan losses, an increase of $2,889,000 in noninterest income, and a decrease of $298,000 in noninterest expense, which were offset by an increase of $2,378,000 in income tax expense. The following paragraphs include a discussion of the components of net income.

Net Interest Income
Waypoint Financial's principle source of revenue is net interest income, which represents the difference between interest income generated by earning assets such as loans and marketable securities and interest expense on interest-bearing liabilities such as deposits and borrowings. Net interest income can be significantly impacted by movements in market interest rates.

Net interest income after provision for loan losses totaled $26,324,000 for the three months ended June 30, 2001, which represents an increase of $2,178,000 or 9.0% from $24,146,000 for the three months ended June 30, 2000. Provision expense for loan losses increased $1,158,000 or 123.1% to $2,099,000 for the three months ended June 30, 2001 from $941,000 for the comparable prior period. The paragraphs below present an analysis of the components of net interest income on a tax-equivalent basis.

Table 1a presents, on a tax-equivalent basis, Waypoint Financial's average asset and liability balances, interest rates, interest income and interest expense for each of the three month periods ended June 30, 2001 and June 30, 2000. Table 2 presents a rate-volume analysis of changes in net interest income, on a tax-equivalent basis for the three month periods ended June 30, 2001 and June 30, 2000.

To understand asset and liability trends that have impacted Waypoint Financial's average balances, rates and net interest margin, please refer to the Financial Condition section, which appears later in this report. Loan trends are presented under the heading "Loans Receivable, Net" and deposit trends are presented under the headings "Deposits". Also, investment and borrowing trends are also included in the Financial Condition section respectively under the headings of "Marketable Securities" and "Other Borrowings".

TABLE 1a - Average Balance Sheets - Three Month Periods

                                                                           For the three months ended,
                                                     ------------------------------------------------------------------------
                                           Rate                 June 30, 2001                       June 30, 2000
                                                     ------------------------------------------------------------------------
                                           As of                                 Average                            Average
                                         June 30,       Average       (1) (2)    (Yield/     Average     (1) (2)    (Yield/
                                           2001         Balance      Interest     Cost)      Balance     Interest    Cost)
                                        ------------ ------------------------------------------------------------------------
                                                                      (All dollar amounts are in thousands)
Assets:
Interest-earning assets:
  Loans                                       7.41%  $    2,634,941 $    50,582     7.68% $    2,510,680 $   49,003      7.81%
  Marketable securities - taxable             5.69        2,138,445      31,976     5.98       1,655,364     29,271      7.07
  Marketable securities - taxfree             8.62           73,133       1,546     8.46          61,399      1,378      8.98
  Other interest-earning assets               4.06           56,082         628     4.48          33,900        404      4.77
                                        -------------------------------------------------------------------------------------
Total interest-earning assets                 6.62        4,902,601      84,732     6.91       4,261,343     80,056      7.51
                                        ------------                ----------------------              ---------------------
Noninterest-earning assets                                  161,952                              188,779
                                                     ---------------                      --------------
Total Assets                                         $    5,064,553                       $    4,450,122
                                                     ===============                      ==============
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
  Savings deposits                            2.06   $      217,739       1,226     2.25  $     229,666       1,649      2.87
  Time deposits                               5.40        1,452,024      20,753     5.72      1,604,865      22,730      5.67
  NOW and money market accounts               2.45          854,857       6,278     2.94        757,110       6,531      3.45
  Escrow                                      0.44            8,539          10     0.47          9,286          16      0.65
  Borrowed funds                              5.16        2,021,380      27,307     5.40      1,514,902      23,425      6.19
                                        -------------------------------------------------------------------------------------
Total interest-bearing liabilities            4.65        4,554,539      55,574     4.88      4,115,829      54,350      5.28
                                        ------------                ----------------------              ---------------------
Noninterest-bearing liabilities                              52,776                              59,353
                                                     ---------------                      --------------
Total liabilities                                         4,607,315                           4,175,182
Stockholders' equity                                        457,238                             274,940
                                                     ---------------                      --------------
Total liabilities and
  stockholders' equity                               $    5,064,553                       $   4,450,122
                                                     ===============                      ==============

Net interest income -  tax-equivalent                                    29,158                             25,706
                                                                    ------------                        -----------
Interest rate spread (3)                      1.97%                                  2.03%                                2.23%
                                              ====                                  =====                              ==========
Net interest-earning assets                          $      348,062                       $     145,514
                                                     ===============                      ==============
Net interest margin (4)                                                             2.38%                                2.41%
                                                                                    ======                             ==========
Ratio of interest-earning assets
  to interest-bearing liabilities                              1.08 X                              1.04 X
                                                     ===============                      ==============

Adjustment to reconcile tax-equivalent
net interest income to reported net
interest income                                                            (735)                              (619)
                                                                    ------------                        -----------

Reported net interest income                                        $    28,423                         $   25,087
                                                                    ============                        ===========

(1) Includes (expense) income recognized on deferred loan fees and costs of $(250,000) for the three months ended June 30, 2001, and $105,000 for the three months ended June 30, 2000.
(2) Interest income and yields are shown on a tax equivalent basis using an effective tax rate of 35%.
(3) Represents the difference between the average yield on interest-earning assets and the average cost on interest-bearing liabilities.
(4) Represents the annualized net interest income before the provision for loan losses divided by average interest-earning assets.

TABLE 1b - Average Balance Sheets - Year-to-date Periods

                                                                          For the six months ended,
                                                 -----------------------------------------------------------------------------
                                                             June 30, 2001                         June 30, 2000
                                                 -----------------------------------------------------------------------------
                                                                              Average                                Average
                                                    Average       (1) (2)     (Yield/     Average        (1) (2)     (Yield/
                                                    Balance      Interest      Cost)      Balance       Interest      Cost)
                                                 -----------------------------------------------------------------------------
                                                                    (All dollar amounts are in thousands)
Assets:
Interest-earning assets:
  Loans                                          $   2,642,410 $     102,346    7.75%  $    2,494,237 $      95,592      7.67%
  Marketable securities - taxable                    2,033,772        64,015    6.30        1,626,060        57,731      7.10
  Marketable securities - taxfree                       72,322         3,062    8.47           60,400         2,703      8.95
  Other interest-earning assets                         48,588         1,211    4.98           29,321           524      3.57
                                                 -----------------------------------------------------------------------------
Total interest-earning assets                        4,797,092       170,634    7.11        4,210,018       156,550      7.44
                                                               ------------------------               ------------------------
Noninterest-earning assets                             166,011                                170,418
                                                 --------------                        ---------------
Total Assets                                     $   4,963,103                         $    4,380,436
                                                 ==============                        ===============
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
  Savings deposits                               $     214,772         2,695    2.51   $      236,457         3,291      2.78
  Time deposits                                      1,504,269        43,633    5.80        1,588,666        44,224      5.57
  NOW and money market accounts                        825,953        13,775    3.34          737,928        12,187      3.30
  Escrow                                                 7,628            19    0.50            9,286            28      0.60
  Borrowed funds                                     1,903,528        53,529    5.62        1,499,706        45,482      6.07
                                                 -----------------------------------------------------------------------------
Total interest-bearing liabilities                   4,456,150       113,651    5.10        4,072,043       105,212      5.17
                                                               ------------------------               ------------------------
Noninterest-bearing liabilities                         52,466                                 42,125
                                                 --------------                        ---------------
Total liabilities                                    4,508,616                              4,114,168
Stockholders' equity                                   454,487                                266,268
                                                 --------------                        ---------------
Total liabilities and
  stockholders' equity                           $   4,963,103                         $    4,380,436
                                                 ==============                        ===============

Net interest income -  tax-equivalent                                 56,983                                 51,338
                                                               --------------                         --------------
Interest rate spread (3)                                                        2.01%                                    2.27%
                                                                             ==========                             ==========
Net interest-earning assets                      $     340,942                         $      137,975
                                                 ==============                        ===============
Net interest margin (4)                                                         2.38%                                    2.44%
                                                                             ==========                             ==========
Ratio of interest-earning assets
  to interest-bearing liabilities                         1.08 X                                 1.03 X
                                                 ==============                        ===============

Adjustment to reconcile tax-equivalent net
  interest income to reported net interest
  income                                                              (1,502)                                (1,221)
                                                               --------------                         --------------

Reported net interest income                                   $      55,481                          $      50,117
                                                               ==============                         ==============


(1) Includes (expense) income recognized on deferred loan fees and costs of $(665,000) for the six months ended June 30, 2001, and $231,000 for the six months ended June 30, 2000.
(2) Interest income and yields are shown on a tax equivalent basis using an effective tax rate of 35%.
(3) Represents the difference between the average yield on interest-earning assets and the average cost on interest-bearing liabilities.
(4) Represents the annualized net interest income before the provision for loan losses divided by average interest-earning assets.

Table 2 Rate/Volume Analysis of Changes in Net Interest Income (All dollar amounts presented in table are in 000's)

                                             Three Months Ended June 30, 2001         Six Months Ended June 30, 2001
                                                       Compared to                              Compared to
                                             Three Months Ended June 30, 2000         Six Months Ended June 30, 2000
                                                   Increase (Decrease)                      Increase (Decrease)
                                           --------------------------------------  --------------------------------------

                                             Volume         Rate         Net          Volume        Rate         Net
                                           --------------------------------------  --------------------------------------
                                                                  (Dollar amounts in thousands)
Interest-earning assets:
  Loans, net                                 $    2,403   $    (824)   $   1,579     $    5,745    $   1,009     $  6,754
  Marketable securities - taxable                 7,673      (4,968)       2,705         13,341       (7,057)       6,284
  Marketable securities - taxfree                   252         (84)         168            511         (152)         359
  Other interest-earning assets                     250         (26)         224            429          258          687
                                             -----------------------------------     ------------------------------------
  Total interest-earning assets                  10,578      (5,902)       4,676         20,026       (5,942)      14,084
                                             -----------------------------------     ------------------------------------

Interest-bearing liabilities:
  Savings deposits                                  (82)       (341)        (423)          (287)        (309)        (596)
  Time deposits                                  (2,177)        200       (1,977)        (2,409)       1,818         (591)
  NOW and money market deposits                     782      (1,035)        (253)         1,476          112        1,588
  Escrow                                             (1)         (4)          (5)            (5)          (4)          (9)
  Borrowed funds                                  7,140      (3,258)       3,882         11,537       (3,490)       8,047
                                             -----------------------------------     ------------------------------------
  Total interest-bearing liabilities              5,662      (4,438)       1,224         10,312       (1,873)       8,439
                                             -----------------------------------     ------------------------------------
Net change in interest income                $    4,916   $  (1,464)   $   3,452     $    9,714    $  (4,069)    $  5,645
                                             ===================================     ====================================



For information on qualitative and quantitative disclosures regarding market risk, refer to Management's Discussion and Analysis included in the 2000 Annual Report on Form 10-K.

Provision for Loan Losses
Waypoint Financial recognized provision for loan losses totaling $2,099,000 for the three months ended June 30, 2001, which represents an increase of $1,158,000 or 123.1%, from the $941,000 provision recorded for the three months ended June 30, 2000. The provision for loan losses increased in accordance with the results of Waypoint Financial's ongoing analysis of the loan portfolio. During the six months ended June 30, 2001, loan charge-offs increased in the commercial loan portfolio, and to a lesser extent in the consumer loan portfolio, as compared to the six months ended June 30, 2000. Waypoint Financial continues to closely monitor its asset quality and believes its allowance for loan losses is adequate as of June 30, 2001. Waypoint Financial's provision, allowance for loan losses and non-performing assets are presented in further detail in the Asset Quality section of this report.

Noninterest Income

The table below presents noninterest income for the three months ended June 30, 2001 and 2000.

Table 3 Changes in Noninterest Income

                                                                        Three months ended June 30
                                                           ------------------------------------------------------
                                                              2001          2000         Change           %
                                                           ------------  ------------  ------------  ------------
                                                                       (dollar amounts in thousands)
     Service charges on deposits                           $     1,746   $     1,724   $        22           1.3
     Other service charges, commissions, fees                    2,486         1,530           956          62.5
     Loan servicing, net                                            92           288          (196)        (68.1)
     Gain on sale of securities                                  1,464         1,287           177          13.8
     Gain (loss) on sale of loans                                1,604          (762)        2,366         310.5
     Other                                                         354           790          (436)        (55.2)
                                                           -----------   -----------   -----------   -----------
     Total                                                 $     7,746   $     4,857   $     2,889          59.5
                                                           ===========   ===========   ===========   ===========
                                                                         Six months ended June 30
                                                           ------------------------------------------------------
                                                              2001          2000         Change           %
                                                           ------------  ------------  ------------  ------------
                                                                       (dollar amounts in thousands)
     Service charges on deposits                           $     3,277   $     3,402   $      (125)         (3.7)
     Other service charges, commissions, fees                    4,826         3,060         1,766          57.7
     Loan servicing, net                                           299           751          (452)        (60.2)
     Gain on sale of securities                                  1,879           184         1,695         921.2
     Gain on sale of loans                                       1,723           861           862         100.1
     Other                                                       1,583         1,164           419          36.0
                                                           -----------   -----------   -----------   -----------
     Total                                                 $    13,587   $     9,422   $     4,165          44.2
                                                           ===========   ===========   ===========   ===========

As noted in Table 3, total noninterest income increased $2,889,000 or 59.5% to $7,746,000 for the three months ended March 31, 2001 compared to the comparable prior period. A substantial portion of the increase came in other service charges, commissions, and fees which were up $956,000 or 62.5% and include fees from commercial services, brokerage, insurance, trust, asset management, and advisory services. Fees were up $419,000 from the sale of insurance products through Owen Insurance Inc., Waypoint Financial's insurance agency subsidiary acquired in November, 2000. Fees from brokerage activities were also up $122,000 and commercial banking fees increased $166,000. The remaining increase of $249,000 in other service charges, commissions, and fees resulted primarily from retail banking activities. Gains on the sale of loans also were up $2,366,000 to $1,604,000 from a loss of $762,000 during the comparable prior period. During the three months ended June 30, 2001, Waypoint Financial was able to sell loans at favorable prices due to an advantageous mortgage interest rate environment. During the comparable prior period, rising interest rates limited gains and Waypoint Financial sold certain loans at a loss to improve the Company's interest rate risk profile. Offsetting these increases were decreases in net loan servicing income and other income. Net loan servicing income was down $196,000 or 68.1% from the comparable prior period primarily due to increased prepayment speeds during the three months ended June 30, 2001, which reduced gross servicing revenue and increased servicing amortization expense. Other income was down $436,000 or 55.2% primarily due to an equity loss of $525,000 from one of Waypoint Financial's joint venture investments.

Noninterest Expense
Noninterest expense for the three months ended June 30, 2001 and 2000 is presented in the table following table:

Table 4  Changes in Noninterest Expense

                                                                        Three months ended June 30
                                                           ------------------------------------------------------
                                                              2001          2000         Change           %
                                                           ------------  ------------  ------------  ------------
                                                                       (dollar amounts in thousands)
     Salaries and benefits                                 $    10,131   $     9,873   $       258           2.6
     Equipment expense                                           1,791         1,492           299          20.0
     Occupancy expense                                           1,633         2,086          (453)        (21.7)
     Advertising and public relations                              593           945          (352)        (37.2)
     FDIC insurance                                                126           128            (2)         (1.6)
     (Income) expense from real estate operations                  (18)          362          (380)       (105.0)
     Amortization of intangibles                                   752           720            32           4.4
     Consulting and other fees                                     896           688           208          30.2
     Supplies, telephone and postage                             1,226         1,187            39           3.3
     Other                                                       2,591         2,538            53           2.1
                                                           -----------   -----------   -----------   -----------
     Total                                                 $    19,721   $    20,019   $      (298)         (1.5)
                                                           ===========   ===========   ===========   ===========
                                                                         Six months ended June 30
                                                           ------------------------------------------------------
                                                              2001          2000         Change           %
                                                           ------------  ------------  ------------  ------------
                                                                       (dollar amounts in thousands)
     Salaries and benefits                                 $    19,443   $    19,836   $      (393)         (2.0)
     Equipment expense                                           3,539         2,964           575          19.4
     Occupancy expense                                           3,303         4,142          (839)        (20.3)
     Advertising and public relations                            1,344         1,894          (550)        (29.0)
     FDIC insurance                                                258           257             1           0.4
     (Income) expense from real estate operations                 (420)          615        (1,035)       (168.3)
     Amortization of intangibles                                 1,503         1,440            63           4.4
     Consulting and other fees                                   1,504         1,408            96           6.8
     Supplies, telephone and postage                             3,046         2,200           846          38.5
     Other                                                       4,981         5,419          (438)         (8.1)
                                                           -----------   -----------   -----------   -----------
     Total                                                 $    38,501   $    40,175   $    (1,674)         (4.2)
                                                           ===========   ===========   ===========   ===========

Total noninterest expense decreased $298,000 or 1.5% to $19,721,000 for the three months ended June 30, 2001 from $20,019,000 for the three months ended June 30, 2000. The net decrease in noninterest expense is attributable to decreases in advertising and public relations expense, which was down $352,000 or 37.2%, expense from real estate operations, down $380,000 or 105.0%, and occupancy expense, which was down $453,000 or 21.7%. These decreases are primarily attributable to efficiencies gained from the merger of Waypoint Financial and York Financial on October 17, 2000. Offsetting these decreases were increases in salaries and benefits expense, up $258,000 or 2.6%, equipment expense, up $299,000 or 20%, and consulting and other fees, up $208,000 or 30.2%. Within salaries and benefits expense, cost savings from staffing reductions were offset by increased sales incentives to branch personnel, which were up $386,000, salaries and benefits increases due to the acquisition of Owen Insurance totaling $292,000 , and increases for merit and promotional raises totaling approximately $400,000. The increase in equipment expense primarily reflects Waypoint Financial's conversion of 100% of its core banking and platform computer systems to in-house operations, thereby increasing equipment and depreciation expense.

Provision for Income Taxes
Income tax expense totaled $4,382,000 for the three months ended June 30, 2001, which resulted in an effective tax rate of 31.5% on income before taxes of $14,349,000. During the three months ended June 30, 2000, Waypoint Financial recorded $2,004,000 of income tax expense, which resulted in an effective tax rate of 22.3% on income before taxes of $8,984,000. The effective tax rate is less than the statutory rates due to Waypoint Financial's investment in tax exempt sources of income. The increase in the effective tax rate in the three month period ended June 30, 2001 relative to the comparable prior period reflects the significant increase in taxable sources of income including other service charges, commission, and fees and gains on sales of securities and loans.

Comparison for the Six Month Periods Ended June 30, 2001 and June 30, 2000

Net Income or Loss
Net income for the six months ended June 30, 2001 was $18,540,000, which represented an increase of $5,214,000 or 39.1% from $13,326,000 reported for the six months ended June 30, 2000. The increase in net income included an increase of $3,842,000 in net interest income after provision for loan losses, an increase of $4,165,000 in noninterest income, and a decrease of $1,674,000 in noninterest expense, which were offset by an increase of $4,467,000 in income tax expense. The following paragraphs include a discussion of the components of net income.

Net Interest Income
Net interest income after provision for loan losses totaled $51,783,000 for the six months ended June 30, 2001, which represents an increase of $3,842,000 or 8.0% from $47,941,000 for the six months ended June 30, 2000. Provision expense for loan losses increased $1,522,000 or 69.9% to $3,698,000 for the six months ended June 30, 2001 from $2,176,000 for the comparable prior period. The paragraphs below present an analysis of the components of net interest income on a tax-equivalent basis.

Table 1b presents, on a tax-equivalent basis, Waypoint Financial's average asset and liability balances, interest rates, interest income and interest expense for each of the six month periods ended June 30, 2001 and June 30, 2000. Table 2 presents a rate-volume analysis of changes in net interest income, on a tax-equivalent basis for the six month periods ended June 30, 2001 and June 30, 2000.

Provision for Loan Losses
Waypoint Financial recognized provision for loan losses totaling $3,698,000 for the six months ended June 30, 2001, which represents an increase of $1,522,000 or 69.9%, from the $2,176,000 provision recorded for the six months ended June 30, 2000. Waypoint Financial's provision expense and allowance for loan losses are discussed in further detail in the Asset Quality section of this report.

Noninterest Income
As noted in Table 3, total noninterest income increased $4,165,000 or 44.2% to $13,587,000 for the six months ended June 30, 2001 compared to the comparable prior period. A substantial portion of the increase came in other service charges, commissions, and fees which were up $1,766,000 or 57.7% and include fees from commercial services, brokerage, insurance, trust, asset management, and advisory services. Fees were up $934,000 from the sale of insurance products through Owen Insurance Inc., Waypoint Financial's insurance agency subsidiary acquired in November, 2000. Fees from brokerage activities were also up $189,000 and commercial banking fees increased $209,000. The remaining increase of $434,000 in other service charges, commissions, and fees resulted primarily from retail banking activities. Gains on the sale of loans also were up $862,000 to $1,723,000 from $861,000 during the comparable prior period. During the six months ended June 30, 2001, Waypoint Financial was able to sell loans at favorable prices due to an advantageous mortgage interest rate environment. During the comparable prior period, rising interest rates limited gains and Waypoint Financial sold certain loans at a loss to improve the Company's interest rate risk profile. Gains on the sale of securities were also up $1,695,000 to $1,879,000. As with loan sales, Waypoint Financial was able to take advantage of lowering interest rates in 2001 and also sold certain securities at a loss in the six months ended June 30, 2000 to improve the Company's interest rate risk profile. Offsetting these increases were decreases in net loan servicing income and a slight decrease in service charges on deposits. Net loan servicing income was down $452,000 or 60.2% from the comparable prior period primarily due to increased prepayment speeds during the six months ended June 30, 2001, which reduced gross servicing revenue and increased servicing amortization expense. Service charges on deposits were down $125,000 or 3.7% due primarily to a reduction in charges for insufficient funds. This trend resulted primarily from procedural changes in Waypoint Financial's checking account administration, which has resulted in reduced overdraft losses in noninterest expense in an amount that exceeds the loss of fee income.

Noninterest Expense
Total noninterest expense decreased $1,674,000 or 4.2% to $38,501,000 for the six months ended June 30, 2001 from $40,175,000 for the six months ended June 30, 2000. The net decrease in noninterest expense is attributable to decreases in salaries and benefits expense, which was down $393,000 or 2.0%, advertising and public relations expense, which was down $550,000 or 29.0%, expense from real estate operations, down $1,035,000 or 168.3%, occupancy expense, which was down $839,000 or 20.3%, and other expense, which was down $438,000 or 8.1%. These decreases are primarily attributable to efficiencies gained from the merger of Waypoint Financial and York Financial on October 17, 2000. Expense from real estate operations was reduced primarily by net gains on the sale of foreclosed residential real estate during the six months ended June 30, 2001. During the six months ended June 30, 2000, sales of foreclosed residential real estate had resulted in net losses. Offsetting these decreases were increases in equipment expense, up $575,000 or 19.4%, and supplies, telephone, and postage expense, up $846,000 or 38.5%. The increase in equipment expense primarily reflects Waypoint Financial's conversion of 100% of its core banking and platform computer systems to in-house operations, thereby increasing equipment and depreciation expense. Supplies, telephone, and postage expense increased primarily due to increase mailings to customers associated with new product introductions, replacement costs for new customer and administrative forms rolled out in 2001, and increased telephone equipment and lines to improve customer service and access. Within salaries and benefits expense, cost savings from staffing reductions were offset by increased sales incentives to branch personnel, which were up $779,000, salaries and benefits increases due to the acquisition of Owen Insurance totaling $604,000, and increases for merit and promotional raises totaling approximately $550,000.

Provision for Income Taxes
Income tax expense totaled $8,329,000 for the six months ended June 30, 2001, which resulted in an effective tax rate of 31.0% on income before taxes of $14,349,000. During the three months ended June 30, 2000, Waypoint Financial recorded $2,004,000 of income tax expense, which resulted in an effective tax rate of 22.3% on income before taxes of $8,984,000. The effective tax rate is less than the statutory rates due to Waypoint Financial's investment in tax exempt sources of income. The increase in the effective tax rate in the three month period ended June 30, 2001 relative to the comparable prior period reflects the significant increase in taxable sources of income including other service charges, commission, and fees and gains on sales of securities and loans.

X. Financial Condition

Marketable Securities
Marketable securities, excluding the Federal Home Loan Bank cash account, totaled $2.302 billion at June 30, 2001 and $1.877 billion at December 31, 2000, which represents an increase of $424.9 million, or 22.6%. The increase resulted primarily from leveraging strategies used to enhance earnings. Leveraging activities are conducted in accordance with Waypoint Financial's risk management policies and allow Waypoint Financial to deploy excess capital not otherwise required to support lending and other financial services activities. Note (5) of the Notes to Consolidated Financial Statements presents the composition of the marketable securities portfolio as of June 30, 2001 and December 31, 2000.

Loan receivable, net
During the six months ended June 30, 2001, Waypoint Financial recorded a net decrease of $45.1 million, or 1.7% to $2.546 billion at June 30, 2001 from $2.592 billion at December 31, 2000. This decrease in total loans included the effects of strong commercial and consumer loan growth, which were offset by a decrease in mortgage loans held in portfolio. Commercial loans grew $57.8 million or 9.0% to $700.6 million at June 30, 2001 from $642.8 million at December 31, 2000. This trend reflects a number of factors in Waypoint Financial's market, including a continued stable commercial lending environment during the period and Waypoint Financial's success at drawing in new business from competitors that are experiencing disruptive effects from recent business combinations. Consumer loans grew $18.6 million or 3.2% to $608.2 million at June 30, 2001 from $589.6 million at December 31, 2000. This growth reflects continued stable demand for consumer loans in Waypoint Financial's market, which was offset by the effects of consumer loans paid off through mortgage loan refinancing activity. During the six months ended June 30, 2001, market interest rates for mortgage loans remained at historically low levels, which created opportunities for consumer loan borrowers with substantial home equity to refinance their consumer debt through mortgage funding. Offsetting the growth in commercial and consumer loans was a decrease in residential mortgage loans, which decreased $121.6 million or 8.9% to $1.244 billion at June 30, 2001 from $1.365 billion at December 31, 2000. This decrease in mortgage loans resulted from the favorable low-rate selling environment. Waypoint Financial's loan growth trends during the six months ended June 30, 2001 were consistent with a long-term strategy of converting a thrift-oriented institution to a diversified financial services company.

Loan Commitments. Waypoint Financial issues loan commitments to prospective borrowers conditioned on the occurrence of certain events. Commitments are made in writing on specified terms and conditions and are generally honored for up to 60 days from approval. At June 30, 2001, Waypoint Financial had loan commitments and unadvanced loans and lines of credit totaling $439.0 million.

Loan Fees. In addition to interest earned on loans, Waypoint Financial receives income from fees derived from loan originations, loan modifications, late payments and for miscellaneous services related to its loans. Income from these activities varies from period to period depending upon the volume and type of loans made and competitive conditions.

Waypoint Financial charges loan origination fees which are calculated as a percentage of the amount borrowed. As required by applicable accounting principles, loan origination fees, discount points and certain loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. At June 30, 2001, Waypoint Financial had $7.5 million of net deferred loan fees. Waypoint Financial amortized $.7 million of expense from net deferred loan fees and costs during the six months ended June 30, 2001.

Loan Quality. Due to strong underwriting standards and credit and collections management as well as a historically strong economy in its market area, Waypoint Financial's experience in credit losses have historically been favorable relative to banking industry averages. Waypoint Financial follows a comprehensive loan policy that details credit underwriting, credit management and loan loss provisioning techniques.

Non-Performing Assets. The following table sets forth information regarding non-accrual loans, loans delinquent 90 days or more and still accruing, and other non-performing assets as of the dates indicated:

                                                                 As of                      As of
                                                             June 30, 2001            December 31, 2000
                                                         -------------------------------------------------
                                                                      (Amounts in thousands)
Non-accrual residential mortgage loans                   $               1,356      $                 540
Non-accrual commercial loans                                             6,447                      4,552
Non-accrual other loans                                                    660                        604
                                                         ---------------------      ---------------------
     Total non-accrual loans                                             8,463                      5,696
Loans 90 days or more delinquent and still accruing                     13,755                     17,481
                                                         ---------------------      ---------------------
     Total non-performing loans                                         22,218                     23,177
     Total foreclosed other assets                                         786                        861
     Total foreclosed real estate                                        1,432                      3,086
                                                         ---------------------      ---------------------
     Total non-performing assets                         $              24,436      $              27,124
                                                         =====================      =====================

     Total non-performing loans to total loans                            0.86%                      0.89%
                                                         =====================      =====================
     Allowance for loan losses to non-performing loans                  102.02%                     97.45%
                                                         =====================      =====================
     Total non-performing assets to total assets                          0.47%                      0.57%
                                                         =====================      =====================

Allowance for Loan Losses. The following table summarizes the activity in Waypoint Financial's allowance for loan losses for the periods indicated:

                                                        As of or for the       As of or for the          As of or for the
                                                        six months ended       six months ended         twelve months ended
             Allowance for Loan Losses                   June 30, 2001           June 30, 2000           December 31, 2000
------------------------------------------------------------------------------------------------------------------------------
                                                                              (Amounts in thousands)
Balance at beginning of period                        $         22,586       $       23,127               $     23,127
Pooling adjustment to conform accounting periods                     -                  (74)                       234
Provision for loan losses                                        3,698                2,176                      5,070

Charge-offs:
   Residential mortgage loans                                     (204)                (480)                    (1,168)
   Commercial loans                                             (1,906)                 (22)                    (2,482)
   Consumer and other loans                                     (2,108)              (1,412)                    (2,962)
                                                      ----------------       --------------               ------------
      Total charge-offs                                         (4,218)              (1,914)                    (6,612)
                                                      ----------------       --------------               ------------
Recoveries:
   Residential mortgage loans                                       20                  111                        161
   Commercial loans                                                166                    8                         24
   Consumer and other loans                                        416                  256                        582
                                                      ----------------       --------------               ------------
      Total recoveries                                             602                  375                        767
                                                      ----------------       --------------               ------------
            Net charge-offs                                     (3,616)              (1,539)                    (5,845)
                                                      ----------------       --------------               ------------

Balance at the end of period                          $         22,668       $       23,690               $     22,586
                                                      ================       ==============               ============
Net charge-offs to average loans outstanding                      0.14%                0.06%                      0.22%
                                                      ================       ==============               ============

Allocation of the Allowance for Loan Losses The following table sets for the composition of the allowance for loan losses as of the dates indicated:

                                                  As of June 30, 2001                  As of December 31, 2000
                                        --------------------------------------------------------------------------
                                                              (Dollar amounts in thousands)
                                                                % of Total                          % of Total
                                              Amount             Reserves            Amount          Reserves
                                        -------------------    --------------     --------------  ----------------
Residential mortgage loans                 $         2,142             9.45%        $     2,165             9.59%
Commercial loans                                    14,063            62.04%             14,625            64.75%
Consumer and other loans                             4,265            18.82%              4,178            18.50%
Unallocated                                          2,198             9.70%              1,618             7.16%
                                        ------------------     ------------       -------------   --------------
     Total                                 $        22,668           100.00%        $    22,586           100.00%
                                        ==================     ============       =============   ==============

Deposits
During the six months ended June 30, 2001, Waypoint Financial recorded a net decrease in total deposits of $95.7 million or 3.6% to $2.530 billion at June 30, 2001 from $2.626 billion at December 31, 2000. This decrease in total deposits primarily reflects a decrease of $191.9 million in time deposits to $1.442 billion at June 30, 2001 from $1.634 billion at December 31, 2000. This decrease in time deposits resulted primarily from Waypoint Financial's implementation during the period of more disciplined pricing policies for time deposits and decreased usage of brokered time deposits. Offsetting the decrease in time deposits were increases in Waypoint Financial's core deposits, which include checking, savings, and money market deposits. Core deposits increased $96.3 million or 9.7% to $1.088 billion at June 30, 2001 from $991.5 million at December 31, 2000. Waypoint Financial's increased emphasis on core deposit raising is consistent with its strategy of converting to a diversified financial services company.

Other Borrowings
Note (7) of the Notes to Consolidated Financial Statements presents the composition of borrowings as of June 30, 2001 and December 31, 2000. Waypoint Financial's borrowed funds increased $441.6 million or 27.2% to $2.067 billion at June 30, 2001 from $1.625 billion at December 31, 2000. This increase in borrowings resulted primarily from Waypoint Financial's investment leverage during the six months ended June 30, 2001, which are described under "Marketable Securities" earlier in this report. Waypoint Financial had available FHLB lines of credit totaling $447.6 million as of June 30, 2001 versus $633.2 million as of December 31, 2000.

 PART  II.        OTHER INFORMATION

          Item 1.       Legal Proceedings.
                        None.

          Item 2.       Changes in Securities and Use of Proceeds.
                        None.

          Item 3.       Defaults Upon Senior Securities.
                        None.

          Item 4.       Submission of Matters to a Vote of Security Holders.
                        On May 17, 2001, Waypoint Financial Corp. held its 2001 Annual Meeting of Stockholders. The only matter voted upon at the meeting was the election of five nominees to serve as Directors, each for three-year terms. The five nominees were duly elected according to the following voting results.

                        Nominee                   Votes for      Votes withheld
                        -------                   ---------      --------------
                        Charles C. Pearson, Jr.   32,372,864     584,698
                        Ernest P. Davis           32,386,308     571,254
                        Robert L. Simpson         32,383,804     573,758
                        Frank R. Sourbeer         32,385,245     572,317
                        Carolyn E. Steinhauser    32,380,592     576,970

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


Dated:  August 13, 2001