Form 10-Q
period 2001-09-30
WAYPOINT FINANCIAL CORP
filed 2001-11-13
CIK 1034650

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               ------------------   -----------------------

Commission File Number:  0-22399

                           WAYPOINT FINANCIAL CORP.
                           ------------------------
            (Exact name of registrant as specified in its charter)

            PENNSYLVANIA                        25-1872581
            ------------                        ----------
     (State or other jurisdiction of          (IRS Employer
      incorporation or organization)         Identification No.)

235 North Second Street, P.O. Box 1711,             17105
        Harrisburg, Pennsylvania                    -----
---------------------------------------           (Zip Code)
  (Address of principal executive offices)

                                 717-236-4041
                                 ------------
             (Registrant's telephone number, including area code)

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

 Indicate the number of shares outstanding of each of the Bank's classes of common stock, as of the latest practicable date. 39,158,428 shares of stock, par
                                                 -------------------------------
value of $.01 per share, outstanding at October 31, 2001.
--------------------------------------------------------

Part I.  Financial Information.


Part 1, Item 1    Financial Statements.


               (Balance of this page is intentionally left blank)

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition

                                                                              September 30,    December 31,
                                                                                  2001              2000
                                                                           -----------------  --------------
                                                                           (In thousands, except share data)
                                                                                       (Unaudited)
Assets
------
Cash and cash equivalents                                                        $    78,272    $    99,837
Marketable securities held-to-maturity                                                  --           22,709
Marketable securities available-for-sale                                           2,347,294      1,854,872
Loans receivable, net                                                              2,517,828      2,591,527
Loans held for sale, net                                                              13,148         18,415
Loan servicing rights                                                                  4,410          6,376
Investment in real estate and other joint ventures                                    11,781         14,276
Premises and equipment, net of accumulated
   depreciation of $36,809 and $34,470                                                44,748         45,837
Accrued interest receivable                                                           26,505         30,505
Intangible assets                                                                     14,116         16,356
Income taxes receivable                                                                 --            2,335
Deferred tax asset, net                                                                 --            7,914
Other assets                                                                         132,251         47,227
                                                                                 -----------    -----------
   Total assets                                                                  $ 5,190,353    $ 4,758,186
                                                                                 ===========    ===========

Liabilities and Stockholders' Equity
------------------------------------
Deposits                                                                         $ 2,443,445    $ 2,625,720
Other borrowings                                                                   2,199,769      1,625,329
Escrow                                                                                 2,826          6,461
Accrued interest payable                                                              19,018         21,927
Postretirement benefit obligation                                                      2,765          2,712
Income taxes payable                                                                   3,944           --
Deferred tax liability, net                                                            9,221           --
Other liabilities                                                                     18,331         30,469
                                                                                 -----------    -----------
   Total liabilities                                                               4,699,319      4,312,618
                                                                                 -----------    -----------

Preferred stock, 10,000,000 shares authorized but unissued
Common stock, $ .01 par value, authorized 100,000,000 shares,
   39,652,527 shares issued and 39,158,390 outstanding
   at September 30, 2001, 39,018,962 shares issued
   and 38,737,325 shares outstanding at December 31, 2000                                393            391
Paid in capital                                                                      296,821        295,008
Retained earnings                                                                    208,790        189,745
Accumulated other comprehensive income (loss)                                         10,768        (16,327)
Employee stock ownership plan                                                        (16,255)       (16,365)
Recognition and retention plans                                                         (438)          (427)
Treasury stock, 494,137 shares at September 30, 2001
   and 281,637 shares at December 31, 2000                                            (9,045)        (6,457)
                                                                                 -----------    -----------
    Total stockholders' equity                                                       491,034        445,568
                                                                                 -----------    -----------
    Total liabilities and stockholders' equity                                   $ 5,190,353    $ 4,758,186
                                                                                 ===========    ===========

See accompanying notes to consolidated financial statements.

                   WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                       Consolidated Statements of Income

                                                               Three Months Ended               Nine Months Ended
                                                                   September 30,                   September 30,
                                                       -------------------------------   -------------------------------
                                                           2001             2000             2001             2000
                                                       --------------   --------------   --------------   --------------
                                                                      (In thousands, except share data)
                                                                                 (Unaudited)
Interest Income:
  Loans                                                    $  48,741        $  52,302        $ 150,657        $ 147,620
  Marketable securities and interest-earning cash             32,015           31,490           99,231           91,501
                                                       --------------   --------------   --------------   --------------
       Total interest income                                  80,756           83,792          249,888          239,121
                                                       --------------   --------------   --------------   --------------
Interest Expense:
  Deposits and escrow                                         25,349           33,645           85,471           93,401
  Borrowed funds                                              26,447           25,481           79,976           70,937
                                                       --------------   --------------   --------------   --------------
       Total interest expense                                 51,796           59,126          165,447          164,338
                                                       --------------   --------------   --------------   --------------
       Net interest income                                    28,960           24,666           84,441           74,783
Provision for loan losses                                      1,599            1,207            5,297            3,383
                                                       --------------   --------------   --------------   --------------
       Net interest income after provision for loan
       losses                                                 27,361           23,459           79,144           71,400
                                                       --------------   --------------   --------------   --------------
Noninterest Income:
  Service charges on deposits                                  1,489            1,499            4,766            4,901
  Other service charges, commissions, fees                     3,073            1,977            7,899            5,037
  Loan servicing, net                                          (144)              292              155            1,041
  Gain on sale of securities                                     334            1,343            2,213            2,623
  Gain on sale of loans                                        1,201              365            2,924              130
  Other                                                        1,642            1,695            3,225            2,861
                                                       --------------   --------------   --------------   --------------
      Total noninterest income                                 7,595            7,171           21,182           16,593
                                                       --------------   --------------   --------------   --------------
Noninterest Expense:
  Salaries and benefits                                        9,846            9,808           29,292           29,644
  Equipment expense                                            1,793            2,107            5,333            5,071
  Occupancy expense                                            1,627            2,133            4,931            6,275
  Advertising and public relations                               579              875            1,923            2,769
  FDIC insurance                                                 121              134              379              391
  (Income) expense from real estate operations                  (69)              144            (490)              759
  Amortization of intangibles                                    751              720            2,255            2,160
  Consulting and other fees                                      717            1,024            2,221            2,725
  Supplies, telephone and postage                              1,261            1,194            4,307            3,720
  Other                                                        2,523            2,094            7,503            6,894
                                                       --------------   --------------   --------------   --------------
     Total noninterest expense                                19,149           20,233           57,654           60,408
                                                       --------------   --------------   --------------   --------------
  Income before income taxes                                  15,807           10,397           42,672           27,585
  Income tax expense                                           5,304            3,383           13,633            7,245
                                                       --------------   --------------   --------------   --------------
      Net Income                                           $  10,503        $   7,014        $  29,039        $  20,340
                                                       ==============   ==============   ==============   ==============
  Basic earnings per share                                  $   0.28         $   0.19         $   0.78         $   0.54
                                                       ==============   ==============   ==============   ==============
  Diluted earnings per share                                $   0.28         $   0.19         $   0.77         $   0.54
                                                       ==============   ==============   ==============   ==============

  Average equivalent shares - basic                       37,555,818       37,859,000       37,455,196       38,283,602
                                                       ==============   ==============   ==============   ==============
  Average equivalent shares - diluted                     37,958,743       38,197,000       37,815,436       38,627,585
                                                       ==============   ==============   ==============   ==============

See accompanying notes to consolidated financial statements.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows



                                                                    For the Nine Months Ended
                                                                           September 30,
                                                                       2001           2000
                                                                   -----------    -----------
                                                                          (In thousands)
                                                                            (Unaudited)

Cash flows from operating activities:
   Net income                                                      $    29,039    $    20,340
   Adjustments to reconcile net income to net cash provided by operating activities:
        Provision for loan losses                                        5,297          3,383
        Net depreciation, amortization and accretion                     5,995          2,762
        Loans originated for sale                                     (142,226)       (79,184)
        Proceeds from sales of loans originated for sale               147,493         69,439
        Origination of loan servicing rights                               623         (1,546)
        Net gain on sales of loans                                      (2,924)          (130)
        Net gain on sales of marketable securities                      (2,213)        (2,623)
        Net gain on sales of loan servicing rights                           -           (100)
        (Gain) loss on the sale of foreclosed real estate                 (614)           382
        Losses from joint ventures                                         635          1,423
        Decrease (increase) in accrued interest receivable               4,000         (3,617)
        (Decrease) increase in accrued interest payable                 (2,909)        15,602
        Amortization of intangibles                                      2,255          2,160
        Earned ESOP Shares                                                 410            335
        Earned RRP Shares                                                    8             51
        Gain on the sale of premises and equipment                        (412)          (891)
        Provision (benefit) for deferred income tax                     17,135         (2,266)
        Increase (decrease) in income taxes payable/receivable           6,279         (2,770)
        Other, net                                                     (15,808)        17,321

                                                                   -----------    -----------
   Net cash provided by operating activities                            39,505         40,071
                                                                   -----------    -----------


Cash flows from investing activities:
   Proceeds from maturities and principal reductions of
      marketable securities                                            363,621         32,750
   Proceeds from sales of marketable securities                        431,756        199,934
   Purchase of marketable securities available for sale             (1,250,325)      (247,265)
   Loans sold                                                           31,334         23,426
   Net decrease (increase) in loan originations less principal
     payments of loans                                                  44,154       (333,075)
   Loan servicing rights sold                                                -          6,425
   Investment in real estate held for investment/joint ventures             82         (1,081)
   Proceeds from payments on real estate, premises and equipment         6,023          6,050
   Purchase of premises and equipment                                   (5,449)       (12,373)
   Purchase of bank-owned life insurance                               (60,000)             -
                                                                   -----------    -----------
     Net cash used in investing activities                            (438,804)      (325,209)
                                                                   -----------    -----------

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Continued)

                                                     For the Nine Months Ended
                                                            September 30,
                                                         2001         2000
                                                       ---------    ---------
                                                          (In thousands)
                                                            (Unaudited)

Cash flows from financing activities:
   Net (decrease) increase in deposits                 $(182,275)   $ 119,624
   Net increase in other borrowings                      574,440       99,847
   Net increase in escrow                                 (3,635)      29,775
   Dividend reinvestment plan                                 96            -
   Repurchase and retirement of stock                          -        1,216
   Payments to acquire treasury stock                     (2,684)      (1,301)
   Cash dividends                                         (9,946)      (5,359)
   Proceeds from the exercise of stock options             1,738          180
                                                       ---------    ---------
   Net cash provided by financing activities             377,734      243,982
                                                       ---------    ---------

   Net decrease in cash and cash equivalents             (21,565)     (41,156)

Cash and cash equivalents at beginning of period          99,837      110,939


                                                       ---------    ---------
Cash and cash equivalents at end of period             $  78,272    $  69,783
                                                       =========    =========




Supplemental Disclosures:

Cash paid during the year for:
    Interest on deposits, advances and other           $ 168,356    $ 151,330
      borrowings (includes interest credited
      to deposit accounts)
    Income taxes                                           7,354        8,477


Non-cash investing activities:
      Transfers from loans to foreclosed real estate       1,135        2,628
      Exchange of loans for mortgage-backed securities         -       84,168


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

(1)  Summary of Significant Accounting Policies
     ------------------------------------------

The Consolidated Financial Statements include the accounts of Waypoint Financial Corp. ("the Registrant") and its wholly-owned subsidiaries Waypoint Bank, Waypoint Financial Investment Corporation, New Service Corporation, Waypoint Service Corporation, Waypoint Brokerage Services, Inc., Waypoint Insurance Services, Inc., Owen Insurance Inc., Advanced Real Estate Associates, and Lenders Support Group Inc. Waypoint Bank is the sole owner of the following subsidiaries: Waypoint Investment Corporation, H.S. Service Corporation, First Harrisburg Service Corporation, and C.B.L. Service Corporation. All significant intercompany transactions and balances are eliminated in consolidation.

The accompanying interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the results of interim periods, have been made. Operating results for the three month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001 or any other interim period.

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

Waypoint Financial does not engage in foreign business operations and, accordingly, has no derivative instruments associated with such operations. Waypoint Financial also was not a party at transition to any derivative contracts that meet the definition of a fair value hedging instrument. Waypoint Financial did not record any net-of-tax transition adjustments in accumulated other comprehensive income as a result of recognizing derivatives that are designated as cash flow hedging instruments at fair value due to the immateriality of related amounts.

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

There was no material hedge ineffectiveness related to cash flow and fair value hedges during the period to be recognized in earnings. There was no gain or loss reclassified from accumulated other comprehensive income into earnings during the nine month period ended September 30, 2001, as a result of the discontinuance of a cash flow hedge due to the probability of the original forecasted transaction not occurring.

Accounting for Business Combinations, Goodwill and Other Intangible Assets

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to assessing impairment on a fair-value-based test only approach annually. Waypoint Financial will cease the amortization of goodwill that was recorded in past business combinations on January 1, 2002, as required by SFAS No. 142. The Company is assessing goodwill for potential impairment and has not yet determined whether or the extent to which it will affect the financial statements.

Accounting for the Impairment or Disposal of Long-Lived Assets

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." It supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." It is effective January 1, 2002 and establishes criteria beyond that previously specified in Statement 121 to determine when a long-lived asset is held for sale. Waypoint Financial has not yet determined whether or the extent to which it will affect the financial statements.

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

                                            For the Three             For the Nine
                                             Months Ended             Months Ended
                                          September 30, 2000       September 30, 2000
                                         ---------------------    ----------------------
Net interest income before provision
 for loan losses
   Harris Financial                                    $15,103                   $46,909
   York Financial                                        9,563                    27,874
                                         ---------------------    ----------------------
      Combined                                         $24,666                   $74,783
                                         =====================    ======================

Net income
   Harris Financial                                    $ 4,985                   $13,644
   York Financial                                        2,029                     6,696
                                         ---------------------    ----------------------
      Combined                                         $ 7,014                   $20,340
                                         =====================    ======================

During 2000, Waypoint Financial recorded certain liabilities associated with merger-related costs as follows:


                                                                       Reductions during the
                                                  Balance as of          nine months ended         Balance as of
                                                December 31, 2000       September 30, 2001     September 30, 2001
                                              ----------------------- ---------------------- ---------------------
Compensation and benefit plans                              $  3,321                 $ 1,257            $ 2,064
System conversion and account integration                        135                     135                  -
                                              ----------------------- ---------------------- ---------------------
   Total accrued merger costs                               $  3,456                 $ 1,392            $ 2,064
                                              ======================= ====================== =====================

Waypoint Financial expects to settle through payment substantially all remaining accrued merger costs by December 31, 2002.

(4)  Earnings Per Share
     ------------------

The following table shows the allocation of earnings per share to basic earnings per share and diluted earnings per share.


                                                                                               Per Share
                                                                   Income          Shares        Amount
                                                              ----------------------------------------------
For the three months ended September 30, 2001
   Basic earnings per share:
   Income available to common shareholders                          $   10,503      37,555,818     $   0.28
   Dilutive effect of management and director stock options                            402,925
                                                              ----------------------------------------------
   Diluted earnings per share:
   Income available to common shareholders
      plus assumed conversions                                      $   10,503      37,958,743     $   0.28
                                                              ==============================================

For the three months ended September 30, 2000
   Basic earnings per share:
   Income available to common shareholders                          $    7,014      37,859,000     $   0.19
   Dilutive effect of management and director stock options                            338,000
                                                              ----------------------------------------------
   Diluted earnings per share:
   Income available to common shareholders
      plus assumed conversions                                      $    7,014      38,197,000     $   0.19
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


                                                                                                Per Share
                                                                   Income          Shares        Amount
                                                              ----------------------------------------------
For the nine months ended September 30, 2001
   Basic earnings per share:
   Income available to common shareholders                          $   29,039      37,455,196     $   0.78
   Dilutive effect of management and director stock options                            360,240
                                                              ----------------------------------------------
   Diluted earnings per share:
   Income available to common shareholders
      Plus assumed conversions                                      $   29,039      37,815,436     $   0.77
                                                              ==============================================

For the nine months ended September 30, 2000
   Basic earnings per share:
   Income available to common shareholders                          $   20,340      38,283,602     $   0.54
   Dilutive effect of management and director stock options                           343,983
                                                              ----------------------------------------------
   Diluted earnings per share:
   Income available to common shareholders
      Plus assumed conversions                                      $   20,340      38,627,585     $   0.54
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



                                                                 As of September 30, 2001
                                              ---------------------------------------------------------------
                                                                  Gross          Gross
                                                               Unrealized     Unrealized
                                               Amortized         Holding        Holding            Fair
                                                  Cost            Gains         Losses            Value
                                             ----------------------------------------------------------------
    Available for sale:
      U.S. Government and agencies              $   508,891       $  9,106    $   (1,240)        $   516,757
      Corporate bonds                                82,032             53        (5,951)             76,134
      Municipal securities                           74,932          2,701          (261)             77,373
      FHLB stock                                     85,385              -              -             85,385
      Equity securities                             115,786          4,892          (197)            120,480
      Mortgage-backed securities:
        Agency PC's & CMO's                         832,317          3,122        (3,474)            831,965
        Private issue CMO's                         630,001         10,254        (1,053)            639,201
                                             ---------------   ------------   ------------    ---------------
          Total mortgage-backed securities        1,462,317         13,376        (4,527)          1,471,166
                                             ---------------   ------------   ------------    ---------------
          Total securities available for
          sale                                  $ 2,329,342       $ 30,128    $  (12,176)        $ 2,347,294
                                             ===============   ============   ============    ===============


                                                                 As of December 31, 2000
                                             ----------------------------------------------------------------

    Held to Maturity:
      U.S. Government and agencies              $     3,500       $     13    $         -        $     3,513
      Corporate bonds                                19,054              -          (990)             18,064
      GNMA Mortgage-backed securities                   155              8              -                163
                                             ---------------   ------------   ------------    ---------------
          Total securities held to maturity     $    22,709       $     21    $     (990)        $    21,740
                                             ===============   ============   ============    ===============
    Available for sale:
      U.S. Government and agencies              $   491,998       $    506    $  (10,074)        $   482,430
      Corporate bonds                                63,609              -        (4,952)             58,657
      Municipal securities                           69,119          2,622          (280)             71,461
      FHLB stock                                     76,540              -              -             76,540
      Equity securities                              74,351          4,871        (1,047)             78,175
      Mortgage-backed securities:
        Agency PC's & CMO's                         475,735            685       (12,272)            464,148
        Private issue CMO's                         629,795          1,450        (7,784)            623,461
                                             ---------------   ------------   ------------    ---------------
          Total mortgage-backed securities        1,105,530          2,135       (20,056)          1,087,609
                                             ---------------   ------------   ------------    ---------------
          Total securities available for
          sale                                   $ 1,881,147       $ 10,134    $  (36,409)        $ 1,854,872
                                             ===============   ============   ============    ===============

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
        (All dollar amounts presented in the tables are in thousands, except per share data)
                                   (Unaudited)

(6)  Loans Receivable, Net
     ---------------------

The following table presents the composition of loans receivable, net, as of the dates indicated:

                                                                September 30,          December 31,
                                                                     2001                  2000
                                                               -----------------     -----------------
     Residential mortgage loans (principally conventional):
        Secured by 1-4 family residences                           $  1,139,049          $  1,272,672
        Construction (net of undistributed
           portion of $39,423, and $67,073)                              43,535                90,712
                                                               -----------------     -----------------
                                                                      1,182,584              1,363,384
     Less:
        Unearned discount                                                   171                   210
        Net deferred loan origination fees                                3,659                 4,491
                                                               -----------------     -----------------
              Total residential mortgage loans                        1,178,754             1,358,683
                                                               -----------------     -----------------
     Commercial loans:
       Commercial                                                       720,537               642,802
     Less: Net deferred loan origination
       fees                                                               1,002                   923
                                                               -----------------     -----------------
              Total commercial loans                                    719,535               641,879
                                                               -----------------     -----------------
     Consumer and other loans:
        Indirect manufactured housing                                    97,443                90,226
        Indirect home improvement                                        26,934                25,753
        Direct lines of credit                                          103,230                97,475
        Direct installment                                              247,719               239,005
        Indirect automobile                                             121,231               117,377
        Other                                                            23,152                21,742
                                                               -----------------     -----------------
                                                                        619,709               591,578
     Plus:
        Net deferred loan origination fees                              (2,128)               (1,503)
        Dealer reserve                                                   24,840                23,476
                                                               -----------------     -----------------
           Total consumer and other loans                               642,421               613,551
                                                               -----------------     -----------------
     Less: Allowance for loan losses
                                                                         22,882                22,586
                                                               -----------------     -----------------
     Loans receivable, net                                         $  2,517,828          $  2,591,527
                                                               =================     =================

Loans having a carrying value of $1,412,464,000 were pledged as collateral for FHLB advances at September 30, 2001.

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

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans totaled $674,557,000 at September 30, 2001 and $741,740,000 at December 31, 2000. Investor custodial balances maintained in connection with the foregoing mortgage servicing rights totaled $7,540,000 at September 30, 2001 and $10,536,000 at December 31, 2000.

Waypoint Financial's investment in loan servicing rights is included in the accompanying consolidated statement of financial condition. Waypoint Financial did not purchase or sell any mortgage servicing rights during the nine month period ended September 30, 2001. During the nine month period ended September 30, 2000, Waypoint Financial sold mortgage servicing rights with a carrying value of $6.2 million on loans serviced for investors totaling $589.9 million. As a result of the sale of the mortgage servicing rights and the settlement of related investor custodial accounts, Waypoint recognized other noninterest income of $.1 million.

Waypoint Financial sold mortgage loans totaling $178,173,000 and $90,442,000 during the nine month periods ended September 30, 2001 and September 30, 2000, respectively. Waypoint Financial did not exchange loans for mortgage-backed securities during the nine months ended September 30, 2001, as compared to $84,168,000 of loan exchanges recorded during the nine months ended September 30, 2000.

(7)  Other Assets
     ------------

Bank-owned life insurance assets represent the largest component of other assets. These investments totaled $82,175,000 and $20,681,000 as of September 30, 2001 and December 31, 2000. The increase of $61,494,000 during the nine months ended September 30, 2001 resulted primarily from an additional investment of $60,000,000 made during the quarter ended September 30, 2001.

All of Waypoint Financial's bank-owned life insurance assets have been established to fund employee and director benefit plan liabilities. Waypoint Financial records increases in the cash value of the underlying insurance contracts as increases in other assets and the associated revenue as other income. The cash value of underlying insurance contracts increased $1,494,000 during the nine months ended September 30, 2001.

(8)  Other Borrowings
     ----------------

The following table presents the composition of Waypoint Financial's other borrowings as of the dates indicated.

                                               September 30,       December 31,
                                                    2001               2000
                                            -----------------  -----------------
FHLB Advances                                      $1,701,826         $1,434,806
Repurchase Agreements                                 497,896            189,853

 ESOP & Other                                              47                670
                                                   ----------         ----------
  Total Other borrowings                           $2,199,769         $1,625,329
                                                   ==========         ==========

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

II. Financial Review

Waypoint Financial's assets consist primarily of 100% of the outstanding shares of Waypoint Bank and various financial services subsidiaries. Waypoint Bank is primarily engaged in the business of attracting deposits and investing these deposits into loans secured by residential and commercial real property, commercial business loans, consumer loans, and investment securities. Waypoint Financial conducts its business through fifty-eight offices, including fifty offices located in the five county south-central region of Pennsylvania that includes Dauphin, York, Cumberland, Lancaster and Lebanon Counties, and eight offices in Maryland. In addition, Waypoint Financial maintains five loan production offices, a mortgage lending office, a business banking office, a commissioned mortgage origination staff, and, to a lesser extent, a correspondent mortgage origination network. Waypoint Financial's wholly-owned insurance agency Owen Insurance Inc. operates its main office in York, Pennsylvania and a second office in Camp Hill, Pennsylvania.

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


                                        As of September 30, 2001        As of December 31, 2000
                                   --------------------------------------------------------------
                                          Percent change in                Percent change in
                                   --------------------------------------------------------------
     Change in Interest                  Net              Net            Net             Net
          rates                       interest         portfolio       interest       portfolio
      (In basis points)               Income (1)        ratio (2)     Income (1)      Ratio (2)
---------------------------        ---------------  ---------------------------------------------
            +300                         3.98%           5.74%           (3.30)%         4.09%
            +200                         3.99            6.78             0.59           6.44
            +100                         3.87            7.56             0.29           7.83
              0                             -            7.90                -           8.66
            (100)                       (1.57)           7.32             0.84           9.01
            (200)                       (3.28)           6.41            (2.03)          8.42

--------------

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

Simulation results are influenced by a number of estimates and assumptions with regard to embedded options, prepayment behaviors, pricing strategies and cashflows. At September 30, 2001 and December 31, 2000, both net interest income variability and net portfolio ratio results were well within limits established by the Board of Directors. Also, as of these dates, the net portfolio ratio fell within the "minimal risk" category established under OTS guidelines for interest rate risk measurement. Assumptions and estimates used in simulation analysis are inherently subjective and, as a consequence, results will neither precisely estimate net interest income or net portfolio value nor precisely measure the impact of higher or lower interest rates on net interest income or net portfolio value ratio. The results of these simulations are reported to Waypoint Financial's Board of Directors on a monthly basis.

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

IV. Liquidity

Deposits represent Waypoint Financial's primary source of funds. During the nine months ended September 30, 2001, Waypoint Financial's deposits decreased $182.3 million. The deposit reduction resulted primarily from the implementation of more conservative pricing practices on time and savings deposits. At September 30, 2001, Waypoint Financial also had brokered deposits of $101.7 million outstanding at an average interest rate of 3.89% as compared to $127.9 million outstanding at December 31, 2000 at an average interest rate of 6.73%. Waypoint Financial occasionally uses brokered deposits to supplement other sources of funds to the extent such deposits are determined to have more favorable interest cost and risk characteristics at the time of purchase relative to other sources of funding. To supplement deposit-gathering efforts, Waypoint Financial borrows from the FHLB of Pittsburgh. At September 30, 2001, Waypoint Financial had $1.703 billion in FHLB loans outstanding at a weighted average interest rate of 4.91%, an increase of $268 million from $1.435 billion at a weighted-average interest rate of 6.24% on December 31, 2000. A substantial portion of this increase in FHLB borrowings was used to invest in additional marketable securities and to supplement deposits. Waypoint Financial was required to purchase additional FHLB stock totaling $5.5 million due to increased FHLB loans outstanding during the nine months ended September 30, 2001. For additional details of FHLB loans and other borrowings, see the Notes to Consolidated Financial Statements.

Proceeds from loan and securities sales represent a substantial source of funds to Waypoint Financial. These sources amounted to $581.5 million and $268.2 million during the nine month periods ended September 30, 2001 and 2000, respectively.

Generally, Waypoint Financial's principal use of funds is to originate mortgage and other loans. In addition, during the nine months ended September 30, 2001, Waypoint Financial utilized leverage strategies to deploy available capital. These strategies resulted in expansion of the investment portfolio through the purchase of available for sale securities as well as an increase in loan balances. The carrying value of securities available for sale increased $492.4 million to $2.347 billion in at September 30, 2001 from $1.855 billion at December 31, 2000.

Loan demand resulted in total originations of $582.9 million in the nine months ended September 30, 2001. A relatively low-rate interest rate environment enabled Waypoint Financial to increase its sales of residential mortgage loans. During the period, the loan portfolio decreased by $73.7 million to $2.518 billion at September 30, 2001 from $2.591 million at December 31, 2000.

Waypoint Bank is required by the OTS regulations to maintain sufficient liquidity to ensure its safe and sound operation. This requirement, which varies from time to time depending on economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. Waypoint Bank had sufficient liquidity during the nine month periods ended September 30, 2001 and September 30, 2000.

The sources of liquidity previously discussed are deemed by management to be sufficient to fund outstanding loan commitments and meet other obligations. Waypoint Financial had outstanding loan commitments totaling $441.1 million.

V. Capital Resources

Stockholders' equity at September 30, 2001, totaled $491.0 million compared to $445.6 million at December 31, 2000, an increase of $45.4 million. Stockholders' equity was increased by net income of $29.0 million, by the market valuation of available for sale securities, net of tax effect, of $27.1 million, and by increases from stock option exercises and other sources totaling $1.8 million. Offsetting these increases were cash dividends of $9.9 million and treasury stock purchases totaling $2.7 million.

Under OTS regulations a savings association must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements. At September 30, 2001, and December 31, 2000, Waypoint Bank met all three minimum capital requirements.

Risk-based Capital Ratios and Leverage Ratios



         WAYPOINT BANK                                           Minimum Requirement for        Minimum Requirement to be
                                          Actual                     Capital Adequacy               "Well Capitalized"
                               ------------------------------ ------------------------------- -------------------------------
    As of September 30, 2001       Amount         Ratio           Amount          Ratio           Amount          Ratio
    ------------------------   -------------  --------------- --------------- --------------- --------------- ---------------
                                (in thousands)                 (in thousands)                  (in thousands)
   Total Capital
    (to Risk Weighted Assets)        $435,452          15.0%        $232,319            8.0%        $290,399           10.0%
  Tier 1 Capital
    (to Risk Weighted Assets)         410,425          14.2%         116,160            4.0%         174,239            6.0%
  Tier 1 Capital
    (to Avg. Assets)                  410,425           8.0%         200,067            4.0%         250,084            5.0%

    As of December 31, 2000
    -----------------------
  Total Capital
     (to Risk Weighted Assets)       $407,016          13.9%        $233,551            8.0%        $291,939           10.0%
  Tier 1 Capital
    (to Risk Weighted Assets)         382,599          13.1%         116,776            4.0%         175,163            6.0%
  Tier 1 Capital
    (to Avg. Assets)                  382,599           7.9%         193,393            4.0%         241,741            5.0%



X. Results of Operations

Comparison for the Three Month Periods Ended September 30, 2001 and September 30, 2000

Net Income
Net income for the three months ended September 30, 2001 was $10,503,000, which represented an increase of $3,489,000 or 49.7% from $7,014,000 reported for the three months ended September 30, 2000. The increase in net income included an increase of $3,902,000 in net interest income after provision for loan losses, an increase of $424,000 in noninterest income, and a decrease of $1,084,000 in noninterest expense, which were offset by an increase of $1,921,000 in income tax expense. The following paragraphs include a discussion of the components of net income.

Net Interest Income
Waypoint Financial's principle source of revenue is net interest income, which represents the difference between interest income generated by earning assets such as loans and marketable securities and interest expense on interest-bearing liabilities such as deposits and borrowings. Net interest income can be significantly impacted by movements in market interest rates. Net interest income after provision for loan losses totaled $27,361,000 for the three months ended September 30, 2001, which represents an increase of $3,902,000 or 16.6% from $23,459,000 for the three months ended September 30, 2000. The paragraphs below present an analysis of the components of net interest income on a tax-equivalent basis.

Table 1a presents, on a tax-equivalent basis, Waypoint Financial's average asset and liability balances, interest rates, interest income and interest expense for each of the three month periods ended September 30, 2001 and September 30, 2000. Table 2 presents a rate-volume analysis of changes in net interest income, on a tax-equivalent basis for the three month periods ended September 30, 2001 and September 30, 2000.

To understand asset and liability trends that have impacted Waypoint Financial's average balances, rates, and net interest margin, please refer to the Financial Condition section, which appears later in this report. Loan trends are presented under the heading "Loans Receivable, Net" and deposit trends are presented under the heading "Deposits". Also, investment and borrowing trends are included in the Financial Condition section respectively under the headings of "Marketable Securities" and "Other Borrowings".

TABLE 1a - Average Balance Sheets - Three Month Periods


                                                                           For the three months ended,
                                                     ------------------------------------------------------------------------
                                                          September 30, 2001                  September 30, 2000
                                           Rate      ------------------------------------------------------------------------
                                           As of                                 Average                              Average
                                         September        Average     (1) (2)     Yield/     Average      (1) (2)      Yield/
                                         30, 2001       Balance      Interest     Cost       Balance     Interest       Cost
                                        ------------ ------------------------------------------------------------------------
                                                                      (All dollar amounts are in thousands)
Assets:
Interest-earning assets:
  Loans                                        7.44%     $2,570,317    $ 48,967     7.62%   $ 2,619,165   $ 52,799      8.06%
  Marketable securities - taxable              5.48       2,207,784      30,681      5.56     1,667,053     29,848      7.16
  Marketable securities - taxfree              8.32          74,928       1,558      8.32        63,451      1,389      8.76
  Other interest-earning assets                3.45          33,658         321      3.81        29,480        400      5.43
                                        -------------------------------------------------------------------------------------
Total interest-earning assets                  6.56       4,886,687      81,528      6.67     4,379,149     84,436      7.71
                                        ------------                ----------------------              ---------------------
Noninterest-earning assets                                  210,857                             150,769
                                                     ---------------                      --------------
Total Assets                                             $5,097,544                         $ 4,529,918
                                                     ===============                      ==============
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
  Savings deposits                             1.75       $ 216,498       1,013      1.87    $  245,364      1,572      2.56
  Time deposits                                5.35       1,403,521      19,261      5.49     1,668,306     24,741      5.93
  NOW and money market accounts                2.12         855,012       5,070      2.37       741,069      7,038      3.80
  Escrow                                        .46           4,921           6      0.49        10,134          7      0.28
  Borrowed funds                               4.75       2,096,890      26,446      5.04     1,555,976     25,768      6.62
                                        -------------------------------------------------------------------------------------
Total interest-bearing liabilities             4.30       4,576,842      51,796      4.53     4,220,849     59,126      5.60
                                        ------------                ----------------------              ---------------------
Noninterest-bearing liabilities                              42,112                              18,577
                                                     ---------------                      --------------
Total liabilities                                         4,618,954                           4,239,426
Stockholders' equity                                        478,590                             290,492
                                                     ---------------                      --------------
Total liabilities and
  stockholders' equity                                  $ 5,097,544                         $ 4,529,918
                                                     ===============                      ==============

Net interest income -  tax-equivalent                                    29,732                              25,310
                                                                    ------------                        -----------
Interest rate spread (3)                       2.26%                                2.14%                               2.11%
                                        ============                            ==========                         ==========
Net interest-earning assets                              $  309,845                          $  158,300
                                                     ===============                      ==============
Net interest margin (4)                                                             2.43%                               2.31%
                                                                                ==========                         ==========
Ratio of interest-earning assets
  to interest-bearing liabilities                              1.07 X                              1.04 X
                                                     ===============                      ==============

Adjustment to reconcile tax-equivalent
net interest income to reported net
interest income                                                           (772)                              (644)
                                                                    ------------                        -----------

Reported net interest income                                           $ 28,960                           $ 24,666
                                                                    ============                        ===========


(1) Includes net expense recognized on deferred loan fees and costs of $175,000 for the three months ended September 30, 2001, and $185,000 for the three months ended September 30, 2000.
(2) Interest income and yields are shown on a tax equivalent basis using an effective tax rate of 35%.
(3) Represents the difference between the average yield on interest-earning assets and the average cost on interest-bearing liabilities.
(4) Represents the annualized net interest income before the provision for loan losses divided by average interest-earning assets.

TABLE 1b - Average Balance Sheets - Year-to-date Periods



                                                                          For the nine months ended,
                                                 -----------------------------------------------------------------------------
                                                          September 30, 2001                     September 30, 2000
                                                 -----------------------------------------------------------------------------
                                                                              Average                                Average
                                                    Average       (1) (2)     Yield/      Average        (1) (2)     Yield/
                                                    Balance      Interest      Cost       Balance       Interest      Cost
                                                 -----------------------------------------------------------------------------
                                                                    (All dollar amounts are in thousands)
Assets:
Interest-earning assets:
  Loans                                             $2,618,116      $151,314      7.71%    $2,535,854      $148,391      7.80%
  Marketable securities - taxable                    2,092,413        94,696      6.03      1,639,824        87,579      7.12
  Marketable securities - taxfree                       73,200         4,620      8.42         61,597         4,092      8.86
  Other interest-earning assets                         43,557         1,532      4.69         31,323           924      3.93
                                                 -----------------------------------------------------------------------------
Total interest-earning assets                        4,827,286       252,162      6.96      4,268,598       240,986      7.53
                                                               ------------------------               ------------------------
Noninterest-earning assets                             178,164                                149,695
                                                 --------------                        ---------------
Total Assets                                        $5,005,450                             $4,418,293
                                                 ==============                        ===============
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
  Savings deposits                                  $  217,050         3,709      2.28     $  241,468         4,863      2.69
  Time deposits                                      1,468,621        62,894      5.71      1,615,406        68,965      5.69
  NOW and money market accounts                        835,808        18,845      3.01        738,913        19,225      3.47
  Escrow                                                 6,716            24      0.48          9,571            35      0.49
  Borrowed funds                                     1,968,628        79,975      5.42      1,518,274        71,250      6.26
                                                 -----------------------------------------------------------------------------
Total interest-bearing liabilities                   4,496,823       165,447      4.91      4,123,632       164,338      5.31
                                                               ------------------------               ------------------------
Noninterest-bearing liabilities                         46,016                                 20,092
                                                 --------------                        ---------------
Total liabilities                                    4,542,839                              4,143,724
Stockholders' equity                                   462,611                                274,569
                                                 --------------                        ---------------
Total liabilities and
  stockholders' equity                              $5,005,450                             $4,418,293
                                                 ==============                        ===============

Net interest income -  tax-equivalent                                 86,715                                 76,648
                                                               --------------                         --------------
Interest rate spread (3)                                                          2.05%                                  2.22%
                                                                             ==========                             ==========
Net interest-earning assets                         $  330,463                             $  144,966
                                                 ==============                        ===============
Net interest margin (4)                                                           2.40%                                  2.39%
                                                                             ==========                             ==========
Ratio of interest-earning assets
  to interest-bearing liabilities                         1.07 X                                 1.04 X
                                                 ==============                        ===============

Adjustment to reconcile tax-equivalent net
  interest income to reported net interest
  income                                                              (2,274)                                (1,865)
                                                               --------------                         --------------

Reported net interest income                                        $ 84,441                               $ 74,783
                                                               ==============                         ==============


(1) Includes (expense) income recognized on deferred loan fees and costs of $(839,000) for the nine months ended September 30, 2001, and $46,000 for the nine months ended September 30, 2000.
(2) Interest income and yields are shown on a tax equivalent basis using an effective tax rate of 35%.
(3) Represents the difference between the average yield on interest-earning assets and the average cost on interest-bearing liabilities.
(4) Represents the annualized net interest income before the provision for loan losses divided by average interest-earning assets.

Table 2 Rate/Volume Analysis of Changes in Net Interest Income (All dollar amounts presented in table are in 000's)

                                                    Three Months Ended                       Nine Months Ended
                                                    September 30, 2001                      September 30, 2001
                                                       Compared to                              Compared to
                                                    Three Months Ended                       Nine Months Ended
                                                    September 30, 2000                      September 30, 2000
                                          ---------------------------------------  --------------------------------------
                                                   Increase (Decrease)                      Increase (Decrease)
                                          ---------------------------------------  --------------------------------------

                                             Volume         Rate         Net          Volume        Rate         Net
                                          ---------------------------------------  --------------------------------------
                                                                  (Dollar amounts in thousands)
Interest-earning assets:
  Loans, net                                   $   (976)    $ (2,856)   $  (3,832)      $  4,682    $ (1,759)     $ 2,923
  Marketable securities - taxable                 8,390       (7,557)         833         21,823     (14,706)       7,117
  Marketable securities - taxfree                   242          (72)         170            740        (212)         528
  Other interest-earning assets                      51         (130)         (79)           407         201          608
                                          ---------------------------------------  --------------------------------------
  Total interest-earning assets                   7,707      (10,615)      (2,908)        27,652     (16,476)      11,176
                                          ---------------------------------------  --------------------------------------

Interest-bearing liabilities:
  Savings deposits                                 (170)         (389)       (559)          (460)       (694)      (1,154)
  Time deposits                                  (3,734)       (1,746)     (5,480)        (6,311)        240       (6,071)
  NOW and money market deposits                     966        (2,934)     (1,968)         2,346      (2,726)        (380)
  Escrow                                             (5)            4          (1)           (10)         (1)         (11)
  Borrowed funds                                  7,690        (7,012)        678         19,179     (10,454)       8,725
                                          ---------------------------------------  --------------------------------------
  Total interest-bearing liabilities              4,747       (12,077)     (7,330)        14,744     (13,635)       1,109
                                          ---------------------------------------  --------------------------------------
Net change in interest income                  $  2,960      $  1,462    $  4,422       $ 12,908    $ (2,841)    $ 10,067
                                          =======================================  ======================================

For information on qualitative and quantitative disclosures regarding market risk, refer to Management's Discussion and Analysis included in the 2000 Annual Report on Form 10-K.

Provision for Loan Losses
Waypoint Financial recognized provision for loan losses totaling $1,599,000 for the three months ended September 30, 2001, which represents an increase of $392,000 or 32.5%, from the $1,207,000 provision recorded for the three months ended September 30, 2000. The provision for loan losses increased in accordance with the results of Waypoint Financial's ongoing analysis of the loan portfolio. During the three months ended September 30, 2001, loan charge-offs decreased substantially in the commercial loan portfolio as compared to the first six months of 2001. Waypoint Financial continues to closely monitor its asset quality and believes its allowance for loan losses is adequate as of September 30, 2001. Waypoint Financial's provision, allowance for loan losses and non-performing assets are presented in further detail in the Asset Quality section of this report.

Noninterest Income
Table 3 presents noninterest income for the three month and nine month periods ended September 30, 2001 and 2000.

Table 3  Changes in Noninterest Income

                                                                      Three months ended September 30
                                                           ------------------------------------------------------
                                                              2001          2000         Change           %
                                                           ------------  ------------  ------------  ------------
                                                                       (dollar amounts in thousands)
     Service charges on deposits                               $ 1,489       $ 1,499       $  (10)         (0.7)
     Other service charges, commissions, fees                    3,073         1,977         1,096          55.4
     Loan servicing, net                                         (144)           292         (436)       (149.3)
     Gain on sale of securities                                    334         1,343       (1,009)        (75.1)
     Gain on sale of loans                                       1,201           365           836         229.0
     Other                                                       1,642         1,695          (53)         (3.1)
                                                           ------------  ------------  ------------  ------------
     Total                                                     $ 7,595       $ 7,171        $  424           5.9
                                                           ============  ============  ============  ============

                                                                      Nine months ended September 30
                                                           ------------------------------------------------------
                                                              2001          2000         Change           %
                                                           ------------  ------------  ------------  ------------
                                                                       (dollar amounts in thousands)
     Service charges on deposits                               $ 4,766       $ 4,901      $  (135)         (2.8)
     Other service charges, commissions, fees                    7,899         5,037         2,862          56.8
     Loan servicing, net                                           155         1,041         (886)        (85.1)
     Gain on sale of securities                                  2,213         2,623         (410)        (15.6)
     Gain on sale of loans                                       2,924           130         2,794       2,149.2
     Other                                                       3,225         2,861           364          12.7
                                                           ------------  ------------  ------------  ------------
     Total                                                     $21,182       $16,593       $ 4,589          27.7
                                                           ============  ============  ============  ============

As noted in Table 3, total noninterest income increased $424,000 or 5.9% to $7,595,000 for the three months ended September 30, 2001 versus the comparable prior period. The increase came primarily from other service charges, commissions, and fees which were up $1,096,000 or 55.4% and include ATM fees and fees from commercial services, brokerage, insurance, trust, asset management, and advisory services. Fees were up $659,000 from the sale of insurance products through Owen Insurance Inc., Waypoint Financial's insurance agency subsidiary acquired in November 2000. Fees from brokerage activities were also up $406,000, with most of this increase generated by branch sales of annuity products. This trend reflected Waypoint Financial's disciplined pricing of deposit products in the current low rate environment, with customers opting to purchase uninsured products to achieve their income goals. Gains on the sale of loans also were up $836,000 to $1,201,000 from $365,000 during the comparable prior period. During the three months ended September 30, 2001, Waypoint Financial was able to sell loans at favorable prices due to an advantageous mortgage interest rate environment. During the comparable prior period, rising interest rates limited gains. Offsetting these increases were decreases of $436,000 in net loan servicing income and $1,009,000 in gains on sales of securities. Net loan servicing income was down from the comparable prior period primarily due to increased prepayment speeds during the three months ended September 30, 2001, which reduced gross servicing revenue and increased servicing amortization expense and negative valuation adjustments. Other income decreased slightly to $1,642,000 during the quarter ended September 30, 2001. This total included an increase of $826,000 in income from bank-owned life insurance and a $479,000 gain due to a change in benefit plan liabilities. The comparable prior quarter included an insurance recovery of $1,860,000 related to fraud losses from the 1996 acquisition of First Harrisburg Bancorp and increased losses of $575,000 on joint venture investments.

Noninterest Expense
Noninterest expense for the three months ended September 30, 2001 and 2000 is presented in the Table 4.

Table 4  Changes in Noninterest Expense

                                                                      Three months ended September 30
                                                           ------------------------------------------------------
                                                              2001          2000         Change           %
                                                           ------------  ------------  ------------  ------------
                                                                       (dollar amounts in thousands)
     Salaries and benefits                                     $ 9,846       $ 9,808        $   38           0.4
     Equipment expense                                           1,793         2,107          (314)        (14.9)
     Occupancy expense                                           1,627         2,133          (506)        (23.7)
     Advertising and public relations                              579           875          (296)        (33.8)
     FDIC insurance                                                121           134           (13)         (9.7)
     (Income) expense from real estate operations                  (69)          144          (213)       (147.9)
     Amortization of intangibles                                   751           720            31           4.3
     Consulting and other fees                                     717         1,024          (307)        (30.0)
     Supplies, telephone and postage                             1,261         1,194            67           5.6
     Other                                                       2,523         2,094           429          20.5
                                                           ------------  ------------  ------------  ------------
     Total                                                     $19,149       $20,233     $  (1,084)         (5.4)
                                                           ============  ============  ============  ============

                                                                      Nine months ended September 30
                                                           ------------------------------------------------------
                                                              2001          2000         Change           %
                                                           ------------  ------------  ------------  ------------
                                                                       (dollar amounts in thousands)
     Salaries and benefits                                     $29,292       $29,644      $   (352)         (1.2)
     Equipment expense                                           5,333         5,071           262           5.2
     Occupancy expense                                           4,931         6,275        (1,344)        (21.4)
     Advertising and public relations                            1,923         2,769          (846)        (30.6)
     FDIC insurance                                                379           391           (12)         (3.1)
     (Income) expense from real estate operations                 (490)          759        (1,249)       (164.6)
     Amortization of intangibles                                 2,255         2,160            95           4.4
     Consulting and other fees                                   2,221         2,725          (504)        (18.5)
     Supplies, telephone and postage                             4,307         3,720           587          15.8
     Other                                                       7,503         6,894           609           8.8
                                                           ------------  ------------  ------------  ------------
     Total                                                     $57,654       $60,408      $ (2,754)         (4.6)
                                                           ============  ============  ============  ============

Total noninterest expense decreased $1,084,000 or 5.4% to $19,149,000 for the three months ended September 30, 2001 from $20,233,000 for the three months ended September 30, 2000. The decreases in noninterest expense from equipment and occupancy expense, advertising and public relations expense, and consulting and other fees are primarily attributable to efficiencies gained from the merger of Waypoint Financial and York Financial on October 17, 2000. Within salaries and benefits expense, cost savings from staffing reductions were offset by increased sales incentives to branch and mortgage lending personnel, which were up $492,000, salaries and benefits increases due to the acquisition of Owen Insurance totaling $267,000, and increases for merit and promotional raises totaling approximately $400,000. Other expense increased $429,000, which included primarily higher mortgage banking costs due to volume and various other increased operational costs. OTS fees also increased $128,000 to $194,000 for the current quarter.

Provision for Income Taxes
Income tax expense totaled $5,304,000 for the three months ended September 30, 2001, which resulted in an effective tax rate of 33.6% on income before taxes of $15,807,000. During the three months ended September 30, 2000, Waypoint Financial recorded $3,383,000 of income tax expense, which resulted in an effective tax rate of 32.5% on income before taxes of $10,397,000. The effective tax rate is less than the statutory rates due to Waypoint Financial's investment in tax exempt sources of income. The increase in the effective tax rate in the three month period ended September 30, 2001 relative to the comparable prior period resulted from the increase in income before taxes being comprised of predominantly taxable revenue sources.

Comparison for the Nine Month Periods Ended September 30, 2001 and September 30, 2000

Net Income
Net income for the nine months ended September 30, 2001 was $29,039,000, which represented an increase of $8,699,000 or 42.8% from $20,340,000 reported for the nine months ended September 30, 2000. The increase in net income included an increase of $7,744,000 in net interest income after provision for loan losses, an increase of $4,589,000 in noninterest income, and a decrease of $2,754,000 in noninterest expense, which were offset by an increase of $6,388,000 in income tax expense. The following paragraphs include a discussion of the components of net income.

Net Interest Income
Net interest income after provision for loan losses totaled $79,144,000 for the nine months ended September 30, 2001, which represents an increase of $7,744,000 or 10.8% from $71,400,000 for the nine months ended September 30, 2000. Provision expense for loan losses increased $1,914,000 or 56.6% to $5,297,000 for the nine months ended September 30, 2001 from $3,383,000 for the comparable prior period. Table 1b presents, on a tax-equivalent basis, Waypoint Financial's average asset and liability balances, interest rates, interest income and interest expense for each of the nine month periods ended September 30, 2001 and September 30, 2000. Table 2 presents a rate-volume analysis of changes in net interest income, on a tax-equivalent basis for the nine month periods ended September 30, 2001 and September 30, 2000.

Provision for Loan Losses
Waypoint Financial recognized provision for loan losses totaling $5,297,000 for the nine months ended September 30, 2001, which represents an increase of $1,914,000 or 56.6%, from the $3,383,000 provision recorded for the nine months ended September 30, 2000. Waypoint Financial's provision expense and allowance for loan losses are discussed in further detail in the Asset Quality section of this report.

Noninterest Income
As noted in Table 3, total noninterest income increased $4,589,000 or 27.7% to $21,182,000 for the nine months ended September 30, 2001 compared to the comparable prior period. A substantial portion of the increase came in other service charges, commissions, and fees which were up $2,862,000 or 56.8% and include ATM fees and fees from commercial services, brokerage, insurance, trust, asset management, and advisory services. Fees were up $1,593,000 from the sale of insurance products through Owen Insurance Inc., Waypoint Financial's insurance agency subsidiary acquired in November 2000. Fees from brokerage activities were also up $595,000 and commercial banking fees increased $271,000. The remaining increase of $403,000 in other service charges, commissions, and fees resulted primarily from retail banking activities. Gains on the sale of loans also were up $2,794,000 to $2,924,000 from $130,000 during the comparable prior period. During the nine months ended September 30, 2001, Waypoint Financial was able to sell loans at favorable prices due to an advantageous mortgage interest rate environment. During the comparable prior period, rising interest rates limited gains and Waypoint Financial sold certain loans at a loss to improve the Company's interest rate risk profile. Offsetting these increases were decreases in net loan servicing income and a slight decrease in service charges on deposits. Net loan servicing income was down $886,000 or 85.1% from the comparable prior period primarily due to increased prepayment speeds during the nine months ended September 30, 2001, which reduced gross servicing revenue and increased servicing amortization expense and negative valuation adjustments. Service charges on deposits were down $135,000 or 2.8% due primarily to a reduction in charges for insufficient funds. This trend resulted primarily from procedural changes in Waypoint Financial's checking account administration, which has also resulted in reduced overdraft losses in noninterest expense. Gains of sales of securities were also down $410,000 to $2,213,000 for the nine months ended September 30, 2001. Other income also increased by $364,000 or 12.7% to $3,225,000. Other income during the current period included an increase of $965,000 in income from bank-owned life insurance. Other income during the comparable prior period included a recovery of $1,860,000 related to fraud losses from the 1996 acquisition of First Harrisburg Bancorp.

Noninterest Expense
Total noninterest expense decreased $2,754,000 or 4.6% to $57,654,000 for the nine months ended September 30, 2001 from $60,408,000 for the nine months ended September 30, 2000. The net decrease in noninterest expense, as noted in Table 4, is attributable to decreases in salaries and benefits expense, occupancy expense, advertising and public relations expense, expense from real estate operations, and consulting and other fees. These decreases are primarily attributable to efficiencies gained from the merger of Waypoint Financial and York Financial on October 17, 2000. Salaries and benefits expense decreased $352,000 as cost savings from staffing reductions were partially offset by increased sales incentives to branch and mortgage lending personnel, which were up $1,271,000, salaries and benefits increases due to the acquisition of Owen Insurance totaling $871,000, and increases for merit and promotional raises totaling approximately $900,000. Expense from real estate operations was reduced primarily by net gains on the sale of foreclosed residential real estate during the nine months ended September 30, 2001. During the nine months ended September 30, 2000, sales of foreclosed residential real estate had resulted in net losses. Offsetting these decreases were increases in equipment expense, supplies, telephone, and postage expense, and other expense. The increase in equipment expense primarily reflects Waypoint Financial's conversion of 100% of its core banking and platform computer systems to in-house operations, thereby increasing equipment and depreciation expense. Supplies, telephone, and postage expense increased primarily due to increased mailings to customers associated with new product introductions, replacement costs for new customer and administrative forms rolled out in 2001, and increased telephone equipment and lines to improve customer service and access. Other expense also increased $609,000 and included a $329,000 increase in OTS fees to $544,000, as well as other operational expense increases including mortgage banking expenses.

Provision for Income Taxes
Income tax expense totaled $13,633,000 for the nine months ended September 30, 2001, which resulted in an effective tax rate of 31.9% on income before taxes of $42,672,000. During the nine months ended September 30, 2000, Waypoint Financial recorded $7,245,000 of income tax expense, which resulted in an effective tax rate of 26.3% on income before taxes of $27,585,000. The effective tax rate is less than the statutory rates due to Waypoint Financial's investment in tax exempt sources of income. The increase in the effective tax rate in the nine month period ended September 30, 2001 relative to the comparable prior period resulted from the increase in income before taxes being comprised of predominantly taxable revenue sources.

XI. Financial Condition

Marketable Securities
Marketable securities, excluding the Federal Home Loan Bank cash account, totaled $2.347 billion at September 30, 2001 and $1.877 billion at December 31, 2000, which represents an increase of $469.7 million, or 25.0%. The increase resulted primarily from leveraging strategies used to enhance earnings, whereby Waypoint Financial deploys the proceeds of wholesale borrowings to invest in marketable securities at a positive interest spread. Leveraging activities are conducted in accordance with Waypoint Financial's risk management policies and allow Waypoint Financial to deploy excess capital not otherwise required to support lending or other financial services activities. Note (5) of the Notes to Consolidated Financial Statements presents the composition of the marketable securities portfolio as of September 30, 2001 and December 31, 2000.

Loan receivable, net
During the nine months ended September 30, 2001, Waypoint Financial recorded a net decrease of $73.7 million or 2.8% to $2.518 billion at September 30, 2001 from $2.592 billion at December 31, 2000. This decrease in total loans included the effects of strong commercial and consumer loan growth, which were offset by a decrease in mortgage loans held in portfolio. Commercial loans grew $77.7 million or 12.1% to $720.5 million at September 30, 2001 from $642.8 million at December 31, 2000. This trend reflects a number of factors in Waypoint Financial's market, including a continued stable commercial lending environment during the period and Waypoint Financial's success at drawing in new business from competitors that are experiencing disruptive effects from recent business combinations. Consumer loans grew $28.1 million or 4.8% to $619.7 million at September 30, 2001 from $591.6 million at December 31, 2000. This growth reflects continued stable demand for consumer loans in Waypoint Financial's market, which was offset by the effects of consumer loans paid off through mortgage loan refinancing activity. During the nine months ended September 30, 2001, market interest rates for mortgage loans remained at historically low levels, which created opportunities for consumer loan borrowers with substantial home equity to refinance their consumer debt through mortgage funding. Offsetting the growth in commercial and consumer loans was a decrease in residential mortgage loans, which decreased $181.1 million or 13.3% to $1.183 billion at September 30, 2001 from $1.363 billion at December 31, 2000. This decrease in mortgage loans resulted from the favorable low-rate selling environment and from Waypoint Financial's strategic decision to originate substantially fewer mortgage loans for portfolio. Waypoint Financial's loan growth trends during the nine months ended September 30, 2001 were consistent with a long-term strategy of converting a thrift-oriented institution to a diversified financial services company.

Loan Commitments. Waypoint Financial issues loan commitments to prospective borrowers conditioned on the occurrence of certain events. Commitments are made in writing on specified terms and conditions and are generally honored for up to 60 days from approval. At September 30, 2001, Waypoint Financial had loan commitments and unadvanced loans and lines of credit totaling $441.1 million, including $39.4 million in residential mortgage lending commitments, $265.9 million in commercial lending commitments, and $135.8 million in consumer and other lending commitments.

Loan Fees. In addition to interest earned on loans, Waypoint Financial receives income from fees derived from loan originations, loan modifications, late payments and for miscellaneous services related to its loans. Income from these activities varies from period to period depending upon the volume and type of loans made and competitive conditions.

Waypoint Financial charges loan origination fees which are calculated as a percentage of the amount borrowed. As required by applicable accounting principles, loan origination fees, discount points and certain loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. At September 30, 2001, Waypoint Financial had $6.8 million of net deferred loan fees. Waypoint Financial amortized $.8 million of expense from net deferred loan fees and costs during the nine months ended September 30, 2001.

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

Non-Performing Assets. The following table sets forth information regarding non-accrual loans, loans delinquent 90 days or more and still accruing, and other non- performing assets as of the dates indicated:


                                                                 As of                      As of
                                                          September 30, 2001          December 31, 2000
                                                         -------------------------------------------------
                                                                      (Amounts in thousands)


Non-accrual residential mortgage loans                            $      1,377              $         540
Non-accrual commercial loans                                             6,252                      4,552
Non-accrual consumer and other loans                                       790                        604
                                                         ----------------------     ----------------------
     Total non-accrual loans
                                                                         8,419                      5,696
Loans 90 days or more delinquent and still accruing                     15,053                     17,481
                                                         ----------------------     ----------------------
     Total non-performing loans                                         23,472                     23,177
     Total foreclosed other assets                                         484                        861
     Total foreclosed real estate                                        1,381                      3,086
                                                         ----------------------     ----------------------
     Total non-performing assets                                  $     25,337              $      27,124
                                                         ======================     ======================

     Total non-performing loans to total loans                            0.92%                      0.89%
                                                         ======================      =====================
     Allowance for loan losses to non-performing loans                   97.49%                     97.45%
                                                         ======================      =====================
     Total non-performing assets to total assets                          0.49%                      0.57%
                                                         ======================      =====================


Allowance for Loan Losses. The following table summarizes the activity in Waypoint Financial's allowance for loan losses for the periods indicated:



                                                        As of or for the       As of or for the          As of or for the
                                                       nine months ended       nine months ended        twelve months ended
             Allowance for Loan Losses                 September 30, 2001     September 30, 2000         December 31, 2000
------------------------------------------------------------------------------------------------------------------------------
                                                                              (Amounts in thousands)

Balance at beginning of period                               $      22,586           $      23,127            $        23,127
Pooling adjustment to conform accounting periods                         -                     (74)                       234
Provision for loan losses                                            5,297                   3,383                      5,070
Provision component related to
   unfunded commitments                                                  -                     308                          -
Charge-offs:
   Residential mortgage loans                                         (475)                   (958)                    (1,168)
   Commercial loans                                                 (2,176)                   (374)                    (2,482)
   Consumer and other loans                                         (3,373)                 (1,875)                    (2,962)
                                                      ---------------------  ----------------------   ------------------------
      Total charge-offs                                             (6,024)                 (3,207)                    (6,612)
                                                      ---------------------  ----------------------   ------------------------
Recoveries:
   Residential mortgage loans                                           20                     155                        161
   Commercial loans                                                    252                      12                         24
   Consumer and other loans                                            751                     403                        582
                                                      ---------------------  ----------------------   ------------------------
      Total recoveries                                               1,023                     570                        767
                                                      ---------------------  ----------------------   ------------------------
            Net charge-offs                                         (5,001)                 (2,637)                    (5,845)
                                                      ---------------------  ----------------------   ------------------------
Balance at the end of period                                 $      22,882           $      24,107            $        22,586
                                                      =====================  ======================   ========================
Net charge-offs to average loans outstanding                          0.19%                   0.10%                      0.22%
                                                      =====================  ======================   ========================


Allocation of the Allowance for Loan Losses. The following table sets for the composition of the allowance for loan losses as of the dates indicated:

                                               As of September 30, 2001                As of December 31, 2000
                                        --------------------------------------------------------------------------
                                                              (Dollar amounts in thousands)
                                                                % of Total                          % of Total
                                              Amount             Reserves            Amount          Reserves
                                        -------------------    --------------     --------------  ----------------
Commercial loans                                   $14,364            62.78%            $14,625             64.75%
Residential mortgage loans                           2,020             8.83               2,165              9.59
Consumer and other loans                             4,953            21.64               4,178             18.50
General                                              1,545             6.75               1,618              7.16
                                        -------------------    --------------     --------------  ----------------
     Total                                         $22,882           100.00%            $22,586            100.00%
                                        ===================    ==============     ==============  ================


Bank-Owned Life Insurance
During the quarter ended September 30, 2001, Waypoint Financial invested $60.0 million in bank-owned life insurance. Waypoint Financial funded this investment with proceeds from the sale of marketable securities and mortgage loans. Waypoint Financial's bank-owned life insurance assets totaled $82.2 million at September 30, 2001 and $20.7 million at December 31, 2000.

Deposits
During the nine months ended September 30, 2001, Waypoint Financial recorded a net decrease in total deposits of $182.3 million or 6.9% to $2.443 billion at September 30, 2001 from $2.626 billion at December 31, 2000. This decrease in total deposits primarily reflects a decrease of $249.6 million in time deposits to $1.385 billion at September 30, 2001 from $1.634 billion at December 31, 2000. This decrease in time deposits resulted primarily from Waypoint Financial's implementation during the period of more disciplined pricing policies for time deposits and decreased usage of brokered time deposits, which are consistent with Waypoint Financial's reduced emphasis on traditional thrift activities. Offsetting the decrease in time deposits were increases in Waypoint Financial's core deposits. Core deposits increased $67.4 million or 6.4% to $1.059 billion at September 30, 2001 from $991.5 million at December 31, 2000. Waypoint Financial's increased emphasis on core deposit raising is consistent with its strategy of converting to a diversified financial services company.


Other Borrowings
Note (8) of the Notes to Consolidated Financial Statements presents the composition of borrowings as of September 30, 2001 and December 31, 2000. Waypoint Financial's borrowed funds increased $574.4 million or 35.3% to $2.200 billion at September 30, 2001 from $1.625 billion at December 31, 2000. This increase in borrowings resulted primarily from Waypoint Financial's investment leverage activities during the nine months ended September 30, 2001, which are described under "Marketable Securities" earlier in this report. Waypoint Financial had available FHLB lines of credit totaling $987.2 million as of September 30, 2001 versus $633.2 million as of December 31, 2000.

 PART  II.        OTHER INFORMATION

          Item 1. Legal Proceedings. None.

          Item 2. Changes in Securities and Use of Proceeds. None.

          Item 3. Defaults Upon Senior Securities. None.

          Item 4. Submission of Matters to a Vote of Security Holders. None.

          Item 5. Other information. On October 26, 2001, Waypoint Financial Corp. filed a preliminary proxy statement regarding a special meeting of the stockholders of Waypoint Financial Corp. to be held December 14, 2001. The business to be conducted at the special meeting includes the approval of the Waypoint Financial Corp. Key Employee/Outside Director Recognition and Retention Plan and the Waypoint Financial Corp. 2001 Stock Option Plan.

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


Dated:  November 13, 2001