Form 10-K
period 2001-12-31
WAYPOINT FINANCIAL CORP
filed 2002-03-29
CIK 1034650

 ===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ___________________
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended December 31, 2001
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to _______________

                         Commission File Number: 0-22399
                               ___________________
                            WAYPOINT FINANCIAL CORP.
                 (Name of Small Business Issuer in its Charter)

                Pennsylvania                                25-1872581
       (State or Other Jurisdiction                     (I.R.S. Employer
     of Incorporation or Organization)                Identification Number)

          235 North Second Street,
          Harrisburg, Pennsylvania                            17101
    (Address of Principal Executive Office)                 (Zip Code)

                                 (717) 236-4041
                (Issuer's Telephone Number, Including Area Code)

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
                                (Title of Class)
                               ___________________

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days. YES [X] NO [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [_]

     As of February 28, 2002, there were issued and outstanding 37,934,141 shares of the Registrant's Common Stock.

     The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Common Stock as of February 28, 2002 was approximately $527 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

     1. Sections of the Proxy Statement for the 2001 Annual Meeting of Stockholders (Part III).
================================================================================

                                     PART I

ITEM 1.   Business

General

     Waypoint Financial Corp. was organized as part of the October 17, 2000, mutual-to-stock conversion of Harris Financial, MHC and merger of Harris Financial, Inc. and York Financial Corp. As part of the conversion and merger, Waypoint Financial sold 16,850,000 shares of common stock for $10.00 per share in a subscription and underwritten public offering. In the conversion and merger, Waypoint Financial succeeded to the operations of Harris Financial and York Financial, and became the holding company for Harris Savings Bank and York Federal Savings and Loan Association. On October 30, 2000, Harris Savings Bank and York Federal Savings and Loan Association merged to form Waypoint Bank. The merger with York Financial was accounted for as a pooling-of-interests. Accordingly, historical financial information in this report includes restated operations to accomodate the pooling-of-interests merger.

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

Market Area

     Waypoint Bank conducts its business through 58 offices, including 50 offices located in the five county south-central region of Pennsylvania that includes Dauphin, York, Cumberland, Lancaster and Lebanon Counties, and eight offices in Maryland. In addition, Waypoint Bank maintains an operations center, a commercial services center, various loan production offices, and a commissioned mortgage origination staff as well as mortgage correspondent relationships that originate residential mortgage loans for Waypoint Bank primarily in Pennsylvania, Maryland and Virginia, although loans are originated in 10 states within the Mid-Atlantic region.

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

Competition

     Waypoint Financial faces intense competition for deposits and loans in its primary market area. Waypoint Financial's most direct competition for deposits historically has come from commercial banks and savings banks operating in its primary market area, credit unions, and from other financial services companies, such as brokerage firms and insurance companies. Waypoint Financial also faces significant competition for deposits from the mutual fund industry as the public continues to invest relatively more savings in securities than in insured deposits. Waypoint Financial also faces significant competition for investors' funds from short- term money market securities, corporate securities and government securities.

     Waypoint Financial faces significant competition for loans from savings banks and commercial banks in its market area, and from other financial service providers, such as mortgage companies and mortgage brokers. Competition has increased as a result of the enactment of the Financial Services Modernization Act of 1999, which eased restrictions on entry into the financial services market by insurance companies and securities firms. Moreover, to the extent that these changes permit banks, securities firms and insurance companies to affiliate, the financial services industry could experience further consolidation. This could result in a growing number of larger financial institutions competing in Waypoint Financial's primary market area that offer a wider variety of financial services than Waypoint Financial currently offer. Competition for deposits, for the origination of loans and the provision of other financial services may limit Waypoint Financial's growth and adversely impact its profitability in the future.

Loans

     Loan Portfolio Analysis. The following table sets forth the composition of Waypoint Financial's loan portfolio at the dates indicated. Waypoint Financial had no concentration of loans exceeding 10% of total gross loans other than as disclosed below.

                                                                    At December 31
                              ------------------------------------------------------------------------------------------------------
                                    2001                 2000                 1999                 1998                 1997
                              ------------------   -----------------  --------------------  -------------------  -------------------
                               Amount    Percent     Amount  Percent    Amount     Percent    Amount    Percent    Amount    Percent
                              ---------- -------   --------- -------  ----------   -------  ----------  -------  ----------  -------
                                                                     (Dollars in Thousands)
Residential mortgage
loans:
One- to four-family ......    $1,025,688  41.54 % $1,274,684  49.07%   $1,270,978    51.91% $1,129,876   57.23%  $1,180,541   63.70%
Construction .............        36,040   1.46       90,712   3.49       103,278     4.22      99,242    5.03      107,984    5.83
Other ....................             -      -            -      -            20     0.00       6,962    0.35        1,605    0.09
                              ---------- ------   ---------- ------    ----------   ------  ----------  ------   ----------  ------
   Total residential
     mortgage loans ......     1,061,728  43.00    1,365,396  52.56     1,374,276    56.13   1,236,080   62.61    1,290,130   69.62
                              ---------- ------   ---------- ------    ----------   ------  ----------  ------   ----------  ------

Commercial loans:
Commercial real estate           484,894  19.64      396,125  15.25       339,165    13.85     225,771   11.44      137,685    7.43
Commercial business ......       272,389  11.03      234,837   9.04       190,839     7.80     103,329    5.23       37,635    2.03
Construction and site
 development .............        25,428   1.03       11,840   0.46        14,203     0.58      14,859    0.75       12,338    0.67
                              ---------- ------   ---------- ------    ----------   ------  ----------  ------   ----------  ------
   Total commercial loans        782,711  31.70      642,802  24.75       544,207    22.23     343,959   17.42      187,658   10.13

Consumer and other loans:
Manufactured housing .....        97,243   3.94       90,226   3.47        80,164     3.27      65,455    3.31       73,310    3.96
Home equity and second
 mortgage ................       322,182  13.05      326,024  12.55       231,290     9.45     204,700   10.37      206,520   11.14
Indirect automobile ......       127,258   5.15      117,377   4.52        98,768     4.03      23,937    1.21            -       -
Other(1) .................        78,075   3.16       55,939   2.15       119,625     4.89     100,181    5.07       95,524    5.15
                              ---------- ------   ---------- ------    ----------   ------  ----------  ------   ----------  ------
   Total consumer and
    other loans ..........       624,758  25.30      589,566  22.69       529,847    21.64     394,273   19.97      375,354   20.25
                              ---------- ------   ---------- ------    ----------   ------  ----------  ------   ----------  ------
Loans receivable,
 gross ...................     2,469,197 100.00    2,597,764 100.00     2,448,330   100.00   1,974,312  100.00    1,853,142  100.00
                              ---------- ------   ---------- ------    ----------   ------  ----------  ------   ----------  ------
Plus:
Dealer reserves(2) .......        24,721              23,476               20,698               13,996               14,504
Less:
Unearned premiums ........           159                 210                  296                  471                  855
Net deferred loan
 origination fees ........         8,472               6,917                6,411                7,111                7,242
Allowance for loan losses         23,069              22,586               23,127               19,891               17,002
                              ----------          ----------           ----------           ----------           ----------
Loans receivable, net ....     2,462,218          $2,591,527           $2,439,194           $1,960,835           $1,842,547
                              ==========          ==========           ==========           ==========           ==========

_____________
(1) Includes credit card loans, education loans and unsecured personal loans.

(2) Includes reserves established for indirect auto and manufactured housing loan portfolios.

Loan Maturity Schedule

     The following table sets forth information as of December 31, 2001, regarding the dollar amount of loans in Waypoint Financial's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Adjustable or floating rate loans are included in the period in which interest rates are next scheduled to adjust rather than in which they mature, and fixed rate loans are included in the period in which the final contractual repayment is due.


                                                             Over One       Over Three
                                             Within         Through       Through Five        Over       Total After
                                            One Year      Three Years      Years Fixed     Five Years      One Year           Total
                                            -----------   ------------    ------------   -------------   ------------    -----------
                                                                                (In Thousands)

Fixed-Rate Loans:
Residential mortgage loans:
   One- to four-family .................... $   28,496     $   31,710      $   42,775     $   616,349    $   690,834     $   719,330
   Construction ...........................          -              -               -          36,040         36,040          36,040
                                            -----------   ------------    ------------   -------------   ------------    -----------
        Total residential mortgage loans ..     28,496         31,710          42,775         652,389        726,874         755,370
Commercial loans:
   Commercial real estate .................      1,241         42,210          31,596          34,685        108,491         109,732
   Commercial business ....................     17,750         25,023          20,996          13,973         59,992          77,742
   Construction and site development ......        648              -             512           2,319          2,831           3,479
                                            -----------   ------------    ------------   -------------   ------------    -----------
        Total commercial loans ............     19,639         67,233          53,104          50,977        171,314         190,953
Consumer and other loans:
   Manufactured housing ...................          9            258             388          96,588         97,234          97,243
   Home equity and second mortgage ........      5,758         11,637          17,665         178,990        208,292         214,050
   Indirect automobile and other ..........      1,598         44,892         109,344          21,415        175,651         177,249
                                            -----------   ------------    ------------   -------------   ------------    -----------
        Total consumer and other loans ....      7,365         56,787         127,397         296,993        481,177         488,542
                                            -----------   ------------    ------------   -------------   ------------    -----------
        Total fixed-rate loans ............     55,500        155,730         223,276       1,000,359      1,379,365       1,434,865
Adjustable-Rate Loans:
Residential mortgage loans:
   One- to four-family ....................    122,118        122,973          55,952           5,315        184,240         306,358
                                            -----------   ------------    ------------   -------------   ------------    -----------
        Total residential mortgage loans ..    122,118        122,973          55,952           5,315        184,240         306,358
Commercial loans:
   Commercial real estate .................    155,727         78,057         141,189             189        219,435         375,162
   Commercial business ....................    158,024         12,734          18,422           5,467         36,623         194,647
   Construction and site development ......     21,949              -               -               -              -          21,949
                                            -----------   ------------    ------------   -------------   ------------    -----------
        Total commercial loans ............    335,700         90,791         159,611           5,656        256,058         591,758
Consumer and other loans:
   Home equity and second mortgage ........    108,120             12               -               -             12         108,132
   Indirect automobile and other ..........     27,569            486              29               -            515          28,084
                                            -----------   ------------    ------------   -------------   ------------    -----------
        Total consumer and other loans ....    135,689            498              29               -            527         136,216
                                            -----------   ------------    ------------   -------------   ------------    -----------
        Total adjustable-rate loans .......    593,507        214,262         215,592          10,971        440,825       1,034,332
                                            -----------   ------------    ------------   -------------   ------------    -----------
Loans receivable, gross ................... $  649,007     $  369,992      $  438,868     $ 1,011,330    $ 1,820,190     $ 2,469,197
                                            ===========   ============    ============   =============   ============    ===========


    The following table sets forth the dollar amount of all loans maturing or repricing after December 31, 2002 that have predetermined interest rates and have floating or adjustable interest rates.


                                                                                      Floating or
                                                       Predetermined Rates         Adjustable Rates              Total
                                                      ---------------------     ---------------------    ---------------------
                                                                                  (In Thousands)
    Residential mortgage loans ..................        $     726,874              $    184,240            $     911,114
    Commercial loans ............................              171,314                   256,058                  427,372
    Consumer and other loans ....................              481,177                       527                  481,704
                                                      ---------------------     ---------------------    ---------------------
         Total loans ............................        $   1,379,365              $    440,825            $   1,820,190
                                                      =====================     =====================    =====================


Residential Mortgage Lending

    Mortgage lending historically was Waypoint Financial's primary business. In recent years, Waypoint Financial has increased its emphasis on its business banking and consumer lending, and decreased its reliance on traditional one- to four-family residential real estate lending. Over the last five years, the percentage of Waypoint Bank's loan portfolio that consists of one- to four-family residential real estate loans has decreased significantly, due primarily to the growth of Waypoint Financial's commercial loan portfolio.

      One- to Four-Family Real Estate Loans. Waypoint Financial's primary residential lending activity is the origination of loans secured by one- to four- family residential real estate located in its primary market area. Waypoint Financial sells into the secondary mortgage market a substantial portion of the conforming one- to four-family residential real estate loans that it originates. For the year ended December 31, 2001, Waypoint Financial sold 74% of its one- to four-family mortgage loan originations. Most one- to four-family loans recently sold by Waypoint Financial have been sold on a non-recourse basis with the servicing rights released. Management anticipates that Waypoint Financial will sell a majority of the one-to four-family mortgage loans originated in 2002.

      Waypoint Financial also currently offers adjustable-rate mortgage loans with terms of up to 30 years, with an interest rate based on the one year Constant Maturity Treasury Bill index. Interest rate adjustments on such loans are typically limited to a certain amount during any adjustment period and over the life of the loan. Waypoint Financial originated an insignificant amount of adjustable-rate loans in 2001 and sold a substantial portion of these loans, generally on a servicing released basis.

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

      Construction Loans. Waypoint Financial originates construction loans to individuals to acquire lots and construct personal residences. At December 31, 2001, residential construction loans amounted to $70.7 million, and the unadvanced portion of construction loans totaled $34.7 million. Waypoint Financial's residential construction loans generally provide for the payment of interest only during the construction phase, which is usually six months. At the end of the construction phase, the loan converts to a permanent mortgage loan. In some cases, Waypoint Financial buys a hedge for the six- month construction period and then sells into the secondary market the permanent mortgage loan into which the construction loan converts. Before making a commitment to fund a residential construction loan, Waypoint Financial requires an appraisal of the property by an independent licensed appraiser. Waypoint Financial also reviews and inspects each property before disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspection based on the percentage of completion method.

Commercial Banking

      Waypoint Financial's Commercial Banking Group offers commercial financial products and services to businesses in its primary market area. The Commercial Banking group originates commercial real estate loans, commercial business loans, and construction and site development loans.

      Commercial Real Estate Loans. Waypoint Financial's commercial real estate loans are generally secured by owner-occupied properties used for business purposes such as small office buildings, industrial facilities or retail facilities primarily located in Waypoint Financial's primary market area. Commercial real estate loans also include properties that are less than 50% occupied by the borrower and are owned primarily for the production of rental income. Although there may be occasional exceptions to the loan policy, commercial real estate underwriting policies provide that such real estate loans may be made in amounts of up to 80% of the lower of cost or appraised value of the property provided such loans comply with Waypoint Financial's current in house loans-to-one borrower limit. Waypoint Financial's commercial real estate loans may be made with terms of up to ten years, amortization not to exceed 20 years, and with three to five year fixed interest rates or variable interest rates tied to market indices. In evaluating a commercial real estate loan application, Waypoint Financial considers the net operating income of the borrower's business, the borrower's expertise, credit history and profitability and the value of the underlying property. In addition, with respect to commercial real estate rental properties, Waypoint Financial will also consider the term of the lease and the quality of the tenants. Waypoint Financial has generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of cash flow before debt service to debt service) of at least 1.25x. Environmental surveys are required for commercial real estate loans. Generally, commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by principals of the borrower. At December 31, 2001, Waypoint Financial's largest commercial real estate loan had a carrying value of $13.0 million, was secured by a first mortgage lien, and was performing according to its original terms.

      Commercial Business Loans. Waypoint Financial makes commercial business loans primarily in its market area to a variety of professionals, sole proprietorships and small- to medium-size businesses. Waypoint Financial offers a variety of commercial lending products, including term loans for fixed assets and working capital, revolving lines of credit, letters of credit, and Small Business Administration guaranteed loans. Term loans are generally offered with initial fixed rates of interest for the first three to five years and with terms of up to ten years. Business lines of credit have floating rates of interest and are payable on demand, subject to annual review and renewal. Business loans with variable rates of interest adjust on a daily basis and are generally indexed to Waypoint Financial's prime rate. When making commercial business loans, Waypoint Financial considers the financial statements of the borrower, Waypoint Financial's lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral. Commercial business loans are generally secured by a variety of collateral, primarily accounts receivable, inventory and equipment, and are generally supported by personal guarantees. However, Waypoint Financial also makes unsecured commercial loans available to business clients with strong credit and who are well-known to Waypoint Financial. Unsecured commercial loans are generally limited to short-term single payment loans or lines of credit used to provide general corporate liquidity or to provide for seasonal liquidity needs. These loans generally are offered at floating rates of interest and are payable on demand or at a stated short-term maturity.

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

      Waypoint Financial also makes construction loans for commercial development projects. The projects include multi-family, apartment, industrial, retail and office buildings. These loans generally have an interest-only phase during construction, and convert to permanent financing when construction is completed. Disbursement of funds is at the sole discretion of Waypoint Financial and is based on the progress of construction. The maximum loan-to-value limit applicable to these loans is 80% of the appraised post- construction value or cost, whichever is less.

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

      Home Equity and Second Mortgage Loans. Waypoint Bank offers home equity and second mortgage loans, including fixed-term installment loans, home equity lines of credit and indirect home improvement loans. At December 31, 2001, the unadvanced amounts of home equity lines of credit totaled $144.9 million. The underwriting standards employed by Waypoint Financial for home equity and second mortgage loans include a determination of the applicant's credit history, an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. Home equity lines of credit have adjustable rates of interest, which are indexed to the prime rate as reported in The Wall Street Journal. Interest rates on home equity lines of credit may be adjusted to no more than 18%. Generally, the maximum loan-to-value ratio on home equity lines of credit, including the outstanding amount of any first mortgage loan, is 90%. Waypoint Financial offers fixed- and variable-rate home equity and second mortgage loans with terms up to 15 years and home equity lines of credit with terms up to 20 years. The loan-to-value ratios of both fixed- and variable-rate home equity and second mortgage loans are generally limited to 90% of the appraised value of the real estate collateral adjusted for any first mortgage loans.

      Indirect home improvement loans are installment sales contracts and installment loan agreements originated by home improvement contractors and assigned to Waypoint Financial. These contractors are approved by Waypoint Financial based on a review assessing their financial condition, industry reputation and trade references. Indirect home improvement loans are either unsecured or secured by deeds of trust or mortgages, which generally are subordinate to other mortgages on the same residential properties. Waypoint Financial originates Federal Housing Authority Title I insured dealer loans and conventional non-insured home improvement loans. Each indirect home improvement loan is acquired by Waypoint Financial only after a review in accordance with its established underwriting procedures. Generally, indirect conventional home improvement loans are unsecured for amounts up to $15,000 and are secured by a second Mortgage or Deed of Trust for amounts greater than $15,000. Conventional secured home improvement loans have a maximum loan-to-value ratio of 115%. The maximum loan amount for a secured conventional home improvement loan is $40,000. In order to determine market value of a subject property, a home value estimate is obtained through an independent service provider on loan amounts greater than $15,000.

    Waypoint also originates home improvement and consolidation loans that are referred by approved Waypoint home improvement dealers. These loans are home equity loans and have maximum loan-to-value ratios of 100%. For home improvement consolidation loans with loan-to-value's greater than 90%, a second mortgage property evaluation appraisal is ordered through an independent service provider.

    Waypoint Financial's guidelines are intended only to provide a basis for lending decisions, and exceptions to such guidelines may, within certain limits, be made based upon the credit judgment of the lending officer. Waypoint Financial conducts quality audits to ensure compliance with its established policies and procedures. Prior to funding an indirect home improvement loan, Waypoint Financial requires the borrower to sign a certificate of completion that indicates that the project has been completed to the borrower's satisfaction. Waypoint Financial then contacts each borrower by phone in order to review the terms and conditions of the loan and to reconfirm that all work was completed according to the terms of the contractor's agreement with the borrower. Following receipt of the certificate of completion and telephone validation, Waypoint Financial funds the loan. Funds are disbursed to the related home improvement contractor by cashier's check. For certain large indirect home improvement loans, Waypoint Financial may offer staged funding in which portions of the contract amount are payable as the work is completed. Checks for staged funding are generally issued with three draws or checks and are endorsed over to the contractor as the construction is completed.

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

      Manufactured Housing Loans. Waypoint Financial originates manufactured housing loans through service companies that act as agent in brokering such loans. Each service company must be approved by Waypoint Financial after consideration of the service company's reputation, past experience, financial resources, and its ability to service loans throughout the geographic areas in which it originates such loans. Each service company is subject to an annual review by Waypoint Financial, including a review of annually updated financial statements and supporting documentation. At December 31, 2001, Waypoint Financial had in its portfolio manufactured housing loans originated by three service companies, but was doing origination business with one service company.

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

      Each manufactured housing loan originated is acquired by Waypoint Financial at a premium to its net asset value. The premium paid to acquire the loan is capitalized and amortized as a yield adjustment over the term of the loan. One-third of the premium is advanced to the service company when a contract is purchased. The remaining two-thirds of the service fee is deposited into non- interest-bearing reserve accounts which are held on deposit at Waypoint Financial with restricted access. The amounts held in the reserve accounts are used for potential losses on a manufactured home loan and to recapture the unearned service fee due from the service company in the event of a payoff of a loan prior to its scheduled maturity. A service company's fee is fully- earned only when a loan reaches full maturity. At December 31, 2001, Waypoint Financial's deferred premium on manufactured housing loans totaled $20.9 million and amounts held in reserve accounts totaled $8.7 million.

    Indirect Auto and Other Consumer Loans. Waypoint Financial originates indirect auto loans through a network of auto dealers, and was actively doing business with approximately 77 dealers at December 31, 2001. Waypoint Financial has been in the indirect auto lending business since August 1998. No one dealership originated more than 10% of the loan balances outstanding in Waypoint Financial's portfolio at December 31, 2001. In developing its network, Waypoint Financial has continued to focus on dealers in its primary market area. A consumer lending sales officer has been dedicated full time to serve dealers in order to expand on those relationships and to develop potential new dealer relationships. The growth of the dealer network has been achieved through an emphasis on quality service and the development of long- term relationships with the owners and managers of the dealerships. Waypoint Financial does not currently engage in auto lease financing. Waypoint Financial makes indirect auto loans to purchase both new and used cars.

      In connection with the origination of indirect auto loans, the interest rate charged to the borrower on the underlying loan is generally one to two percentage points higher than the "buy rate" or rate earned by Waypoint Financial. The difference between the two rates is referred to as the "spread." At loan inception, the dollar value of the spread over the contractual term of the loan is prepaid by Waypoint Financial to the auto dealer. Such prepaid amounts are generally subject to rebate to Waypoint Financial in the event the underlying loan is prepaid in the first three months up to the life of the loan, depending on the contract, or goes into default resulting in a repossession. The risk of loss of amounts previously advanced to the dealer primarily depends upon loan performance but also depends upon the financial condition of the dealer. Consequently, the dealer's ability to refund any portion of the prepaid interest, which is unearned, is subject to economic conditions, generally, and the financial condition of the dealer. Since Waypoint Financial began indirect auto lending, it has not written off interest spread prepaid to dealers where the dealer failed to refund any portion of unearned prepaid interest. At December 31, 2001, Waypoint Financial's unearned pre-paid interest on indirect auto loans totaled $3.8 million.

      Loans to One Borrower. Waypoint Financial has an internal limitation on the amount of loans that it will extend to an individual borrower. In addition, banking regulations establish a maximum amount that may be loaned by Waypoint Bank to an individual or related group of borrowers. At December 31, 2001, Waypoint Financial's internal limit on loans to a single borrower was $10.0 million, although exceptions are permitted subject to approval requirements set forth in the loan policy. Waypoint Bank's statutory limit on loans to one borrower or related group of borrowers was $61.4 million. As of December 31, 2001, Waypoint Financial's largest lending relationship, including the borrower's related interests, was approximately $20.2 million, and Waypoint Financial had a total of ten other lending relationships, including the borrowers' related interests, that exceeded $10.0 million. As of December 31, 2001, all such loans were performing according to their original contractual terms.

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

    Loan Originations, Purchases and Sales. Waypoint Financial's mortgage lending activities are conducted by its salaried and commissioned loan personnel and approved correspondent lenders. Currently, Waypoint Financial uses 26 loan originators who solicit and originate mortgage loans on behalf of Waypoint Financial. These loan originators accounted for 96% of the mortgage loans originated by Waypoint Financial during 2001. Loan originators are compensated by a commission. All loans originated by the loan originators are underwritten in conformity with Waypoint Financial's loan underwriting policies and procedures as well as agency and investor guidelines. At December 31, 2001, Waypoint Financial serviced $633.1 million of loans for others. Waypoint Financial did not purchase any loans during the five-year period ended December 31, 2001.

      Waypoint Financial operates a correspondent lending program that purchases loans in ten states. These states include Maryland, Virginia, Delaware, New Jersey, Pennsylvania, North Carolina, South Carolina, Ohio, Kentucky and West Virginia. The correspondent originators process the mortgage loan applications in accordance with Waypoint Financial specifications. Waypoint Financial personnel underwrite and close all approved loans in accordance with Waypoint Financial, agency and investor guidelines.

      The following table sets forth Waypoint Financial's gross loan originations and loans sold for the periods indicated.


                                                                   For the Years Ended December 31,
                                               ----------------------------------------------------------------------------
                                                   2001            2000             1999             1998           1997
                                               -----------     -----------      -----------     -----------      ----------
                                                                            (In Thousands)
Loans originated:
Residential mortgage loans:
   One- to four-family .......................   $ 226,589       $ 144,938       $  279,040      $  478,332       $ 329,110
   Construction ..............................      94,723         199,187          336,163         373,226         274,496
   Other .....................................           -               -            6,100           8,900           6,100
                                               -----------     -----------      -----------     -----------      ----------
      Total residential mortgage loans .......     321,312         344,125          621,303         860,458         609,706
Commercial loans:
   Commercial real estate ....................     168,472         133,822          165,737         113,061          53,739
   Commercial business .......................     151,956         172,219          224,694         157,552          23,227
   Construction and site development .........      28,367          29,150           24,871          22,800           6,073
                                               -----------     -----------      -----------     -----------      ----------
      Total commercial loans .................     348,795         335,191          415,302         293,413          83,039
Consumer and other loans:
   Manufactured housing ......................      18,028          20,467           26,300           5,400          11,900
   Home equity and second mortgage ...........      91,817         112,104          129,239         102,529          77,694
   Indirect automobile .......................      67,165          60,609           91,685          21,279               -
   Other .....................................      42,094          38,748           68,875          56,847          43,264
                                               -----------     -----------      -----------     -----------      ----------
      Total consumer loans ...................     219,104         231,928          316,099         186,055         132,858
                                               -----------     -----------      -----------     -----------      ----------
      Total loans originated .................   $ 889,211       $ 911,244       $1,352,704      $1,339,926       $ 825,603
                                               ===========     ===========      ===========     ===========      ==========

Loans securitized and/or sold:
Residential mortgage loans:
   One- to four-family .......................   $ 237,853       $ 251,097       $  325,158      $  369,930       $ 260,399
                                               -----------     -----------      -----------     -----------      ----------
      Total loans sold .......................   $ 237,853       $ 251,097       $  325,158      $  369,930       $ 260,399
                                               ===========     ===========      ===========     ===========      ==========

      Loan Commitments. Waypoint Financial issues loan commitments to prospective borrowers conditioned on the occurrence of certain events. Commitments are made in writing on specified terms and conditions and are generally honored for up to 60 days from approval. At December 31, 2001, Waypoint Financial had loan commitments and unadvanced loans and lines of credit totaling $521.7 million.

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

      Waypoint Financial charges loan origination fees which are calculated as a percentage of the amount borrowed. As required by applicable accounting principles, loan origination fees, discount points and certain loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. At December 31, 2001, Waypoint Financial had approximately $8.5 million of net deferred loan fees. Waypoint Financial amortized $.7 million of net deferred loan fees during the year ended December 31, 2001.

      Non-performing Assets, Delinquencies and Impaired Loans. The majority of the loan payments on first mortgages are due on the first day of each month. When a borrower fails to make a required loan payment, Waypoint Financial attempts to cure the deficiency by contacting the borrower and seeking the payment. A late notice is mailed on the 16th day of the month. In most cases, deficiencies are cured promptly. If a delinquency continues beyond the 16th day of the month, the account is referred to an in-house collector. Waypoint Financial will institute foreclosure or other proceedings after the 90th day of a delinquency, as necessary, to minimize any potential loss.

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

      Waypoint Financial follows Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan, an amendment to SFAS No. 114." At December 31, 2001 and 2000, Waypoint Financial had recorded investments in impaired loans of $8.2 million and $5.9 million, respectively. At December 31, 2001 and 2000, allowance for loan losses had a reserve of $1.8 million and $1.8 million, respectively, for impaired loans.

      Non-Performing Assets. The following table sets forth information regarding non-accrual loans, accruing loans delinquent 90 days or more, other non- performing assets and restructured loans at the dates indicated:


                                                                                 At December 31,
                                                  -------------------------------------------------------------------------------
                                                       2001             2000           1999           1998           1997
                                                  ---------------   ------------   ------------   ------------   -------------
                                                                                  (In Thousands)
Non-accrual residential mortgage loans ...........        $ 1,345       $    540       $    263       $  4,094        $  4,982
Non-accrual commercial loans                                6,185          4,552          9,280          2,538             562
Non-accrual other loans ..........................            706            604            727          1,938           1,394
                                                  ---------------   ------------   ------------   ------------   -------------
     Total non-accrual loans (1) .................          8,236          5,696         10,270          8,570           6,938
Loans 90 days or more delinquent
  and still accruing .............................         14,660         17,481         13,279          9,134          15,681
                                                  ---------------   ------------   ------------   ------------   -------------
     Total non-performing loans ..................         22,896         23,177         23,549         17,704          22,619
     Total foreclosed other assets ...............            666            861          1,149              -               -
     Total foreclosed real estate ................            804          3,086          3,754         14,088(2)       15,688(2)
                                                  ---------------   ------------   ------------   ------------   -------------
Total non-performing assets ......................        $24,366       $ 27,124       $ 28,452       $ 31,792        $ 38,307
                                                  ===============   ============   ============   ============   =============

Total non-performing loans to total loans (3) ....           0.92%          0.89%          0.96%          0.90%           1.23%
                                                  ===============   ============   ============   ============   =============

Total non-performing loans and
  foreclosed real estate to total assets .........           0.45%          0.57%          0.65%          0.82%           1.11%
                                                  ===============   ============   ============   ============   =============

----------
(1) Waypoint Financial would have recorded additional interest income on non-accrual loans, had they been current, of $0.3 million, $0.2 million and $0.3 million in 2001, 2000 and 1999, respectively. No interest was included in interest income in these periods related to these loans.

(2) This amount includes a foreclosed apartment complex with a carrying value of $6.0 million that was sold in 1999.

(3) Total loans excludes loans held for sale.

    As of December 31, 2001, Waypoint Financial's only nonaccruing loan with a carrying value in excess of $1.0 million was a commercial loan with a carrying value of $1.7 million.

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

      Although management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while Waypoint Financial believes it has established its existing allowance for loan losses in conformity with accounting principles generally accepted in the United States, there can be no assurance that regulators, in reviewing Waypoint Financial's loan portfolio, will not request Waypoint Financial to increase its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect Waypoint Financial's financial condition and results of operations.

     Analysis of the Allowance for Loan Losses. The following table sets forth information regarding Waypoint Financial's allowance for loan losses and net charge-offs to average loans outstanding at the dates indicated.

                                                                 At and for the Fiscal Years Ended December 31,
                                                        ---------------------------------------------------------------
                                                          2001           2000         1999          1998         1997
                                                        ---------      --------     --------      --------     --------
                                                                                  (In Thousands)
Balance at beginning of period ..................       $ 22,586       $ 23,127     $ 19,891      $ 17,002     $ 14,735
Pooling adjustment to conform
  accounting periods ............................              -            234            -             -            -
Provision for loan losses .......................          6,996          5,070        4,840         6,172        4,347
Provision component related to
  unfunded commitments ..........................              -              -          617          (503)        (422)
Charge-offs:
     Residential mortgage loans .................           (739)        (1,168)      (1,289)       (1,837)      (2,061)
     Commercial loans ...........................         (2,770)        (2,482)         (50)         (607)         (68)
     Consumer and other loans ...................         (4,545)        (2,962)      (1,364)         (741)         (97)
                                                        --------       --------     --------      --------     --------
          Total charge-offs .....................         (8,054)        (6,612)      (2,703)       (3,185)      (2,226)
Recoveries:
     Residential mortgage loans .................             50            161          262           327          236
     Commercial loans ...........................            465             24           85            24          294
     Consumer and other loans ...................          1,026            582          135            54           38
                                                        --------       --------     --------      --------     --------
          Total recoveries ......................          1,541            767          482           405          568
                                                        --------       --------     --------      --------     --------
Balance at the end of period ....................       $ 23,069       $ 22,586     $ 23,127      $ 19,891     $ 17,002
                                                        ========       ========     ========      ========     ========

Net charge-offs to average loans
  outstanding ...................................           0.25 %         0.22 %       0.10 %        0.15 %       0.09 %
                                                        ========       ========     ========      ========     ========

Allowance for loan losses to net loans ..........           0.93 %         0.87 %       0.95 %        1.01 %       0.92 %
                                                        ========       ========     ========      ========     ========

Allowance for loan losses to non
  performing loans ..............................         100.76 %        97.45 %      98.21 %      112.35 %      75.17 %
                                                        ========       ========     ========      ========     ========

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

                                                                        At December 31,
                          ---------------------------------------------------------------------------------------------------------
                                 2001                 2000                   1999                 1998                 1997
                          --------------------  -------------------   -------------------- --------------------  ------------------
                                    Percent of           Percent of             Percent of          Percent of           Percent of
                                      Total                Total                  Total               Total                Total
                           Amount   Reserves    Amount   Reserves      Amount   Reserves   Amount   Reserves     Amount  Reserves
                           ------   --------    ------   ----------   --------  ---------- -------   ----------  -------  --------
                                                                    (Dollars in Thousands)
Residential
   mortgage loans .....   $ 1,867     8.09%     $ 2,165    9.59%     $  5,250     22.70%  $ 5,665     28.48%    $ 4,510       26.53%
Commercial loans ......    15,722    68.15       14,625   64.75        10,949     47.34     7,622     38.32       3,316       19.50
Consumer and other
   Loans ..............     4,529    19.64        4,178   18.50         4,112     17.78     3,236     16.27       3,697       21.74
General ...............       951     4.12        1,618    7.16         2,816     12.18     3,368     16.93       5,479       32.23
                          -------   ------      -------  ------       -------    ------   -------    ------     -------      ------
        Total .........   $23,069   100.00%     $22,586  100.00%      $23,127    100.00%  $19,891    100.00%    $17,002      100.00%
                          =======   ======      =======  ======       =======    ======   =======    ======     =======      ======

Investment Activities

     The Board of Directors reviews and approves Waypoint Financial's investment policy on an annual basis. The Chief Executive Officer, Chief Financial Officer and Chief Investment Officer, as authorized by the Board, implement this policy based on the established guidelines within the written policy, and other established guidelines, including those set periodically by the Asset/Liability Management Committee. Investment decisions are based upon the quality of a particular investment, its inherent risks, the composition of the balance sheet, Waypoint Financial's maturity and amortization schedules, market expectations, liquidity, income and collateral needs, and how the investment fits within Waypoint Financial's interest rate risk strategy given its interest rate sensitivity. Waypoint Financial's investment strategies are designed primarily to manage the interest rate sensitivity of assets and liabilities, to generate a favorable return without incurring imprudent interest rate and credit risks, to complement lending activities, to provide liquidity, and to minimize Waypoint Financial's tax liability.

     Waypoint Financial's investment strategies incorporate a leveraged investment program to increase net income and deploy capital that is not committed for other uses by Waypoint Financial in the near term. Such alternative uses of capital include, but are not limited to, loan growth, branch network expansion, merger and acquisition investments, and stock repurchases. Waypoint Financial restricts the leveraged investment program in a manner to generate liquidity should capital be required for these or other alternative uses. Waypoint Financial's investment leverage program generates net interest income through the acquisition of securities that meet all policy guidelines and generally are funded by matched-maturity borrowings.

     Following are selected financial highlights related to Waypoint Financial's leveraged investment program for the years ended December 31, 2001, 2000, and 1999:

                                                                2001            2000           1999
                                                            ------------     ----------     ----------
          Average leveraged investment balance              $ 1,021,017      $ 794,643      $ 817,150
          Contribution to net interest margin               $    11,570      $   9,159      $   9,087
          Net interest margin including leverage                   2.43%          2.36%          2.58%
          Net interest margin excluding leverage                   2.77%          2.63%          2.95%
          Efficiency ratio including leverage                     55.76%         68.98%         63.47%
          Efficiency ratio excluding leverage                     60.61%         74.91%         68.84%

Investment Portfolio

     Securities can be classified as trading, held to maturity, or available for sale at the date of purchase. At December 31, 2001, all of Waypoint Financial's securities were classified as "available-for-sale." Between December 31, 2000 and April 1, 2001, Waypoint Financial transferred all of the securities from its held-to-maturity portfolio to its available-for-sale portfolio. The held-to-maturity portfolio was recorded at $22.7 million as of December 31, 2000. At the time of transfer, the market value of this portfolio was $22.2 million resulting in an unrecognized loss upon transfer of $0.5 million, which was recorded as a reduction in other comprehensive income for the first quarter of 2001.

     In an effort to maintain the credit quality of the investment portfolio, Waypoint Financial maintains a significant portion of the investment portfolio in U.S. Government and agency obligations. At December 31, 2001, over 87% of the securities in Waypoint Financial's investment portfolio were rated "AAA," with the remainder rated "AA" or "A."

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

                                                                                  At December 31,
                                                  ----------------------------------------------------------------------------------
                                                             2001                       2000                        1999
                                                  -------------------------  ---------------------------  --------------------------
                                                   Amortized      Fair        Amortized        Fair        Amortized       Fair
                                                     Cost         Value          Cost          Value          Cost         Value
                                                  -----------  ------------  ------------   ------------  ------------  ------------
                                                                               (Dollars in Thousands)
Held to maturity:
   U.S. Government and agencies ..............    $         -  $          -  $      3,500   $      3,513  $      3,500  $      3,421
   Corporate bonds ...........................              -             -        19,054         18,064        19,018        18,506
   GNMA mortgage-backed securities ...........              -             -           155            163           171           178
                                                  -----------  ------------  ------------   ------------  ------------  ------------
        Total securities held-to-maturity ....    $         -  $          -  $     22,709   $     21,740  $     22,689  $     22,105
                                                  -----------  ------------  ------------   ------------  ------------  ------------

Available for sale:
   U.S. Government and agencies ..............    $   522,531  $    525,358  $    491,998   $    482,430  $    535,470  $    504,730
   Corporate bonds ...........................         89,788        82,675        63,609         58,657        63,352        59,826
   Municipal securities ......................         82,734        83,647        69,119         71,461        63,980        63,492
   Equity securities .........................        210,539       216,497       150,891        154,715       152,575       154,320
Mortgage-backed securities:
   Commercial mortgage-backed securities .....         10,002        10,000             -              -             -             -
   Agency PCs & CMOs .........................        852,239       846,720       475,735        464,148       398,356       390,326
   Private issue CMOs ........................        784,491       787,463       629,795        623,461       473,170       452,704
                                                  -----------  ------------  ------------   ------------  ------------  ------------
        Total mortgage-backed securities .....      1,646,732     1,644,183     1,105,530      1,087,609       871,526       843,030
                                                  -----------  ------------  ------------   ------------  ------------  ------------
        Total securities available for sale ..    $ 2,552,324  $  2,552,360  $  1,881,147   $  1,854,872  $  1,686,903  $  1,625,398
                                                  -----------  ------------  ------------   ------------  ------------  ------------
Other interest-earning securities:
   Interest-earning cash .....................    $    47,371  $     47,371  $     25,434   $     25,434  $     37,289  $     37,289
                                                  -----------  ------------  ------------   ------------  ------------  ------------
        Total marketable securities and
           interest-earning investments ......    $ 2,599,695  $  2,599,731  $  1,929,290   $  1,902,046  $  1,746,881  $  1,684,792
                                                  ===========  ============  ============   ============  ============  ============

Investment Portfolio Maturities

      The following table sets forth information regarding the scheduled maturities, carrying values, and average yields for Waypoint Financial's investment securities at December 31, 2001.

                                                                                 At December 31, 2001
                                                     ------------------------------------------------------------------------------
                                                                                 After One Through Five     After Five Through Ten
                                                         One Year or Less                Years                      Years
                                                     ------------------------   -------------------------  -------------------------
                                                     Amortized    Weighted      Amortized     Weighted     Amortized     Weighted
                                                       Cost     Average Yield     Cost      Average Yield    Cost      Average Cost
                                                     ---------  -------------   ---------   -------------  ----------  ------------
                                                                                (Dollars in Thousands)
Available for sale:
   U.S. government and agency obligations .......    $  10,233       5.67 %     $ 110,809       5.10%      $  345,060      6.41%
   Corporate bonds ..............................            -          -           4,969       2.93            2,013      6.76
   Municipal securities(2) ......................            -          -               -          -            2,857      5.68
   Equity(1),(2) ................................            -          -               -          -                -         -
Mortgage-backed securities(3)(4):
   Commercial mortgage-backed ...................            -          -               -          -                -         -
   GNMA PC's ....................................          113       8.81               -          -                -         -
   GNMA ARM's ...................................          264       4.00           1,308       4.00            2,069      4.00
   Agency CMOs(5) ...............................       30,636       3.42         124,609       3.45          162,057      3.51
   Private issue CMOs ...........................       20,174       4.65          83,555       4.78          113,583      4.83
                                                     ---------     ------       ---------     ------       ----------    ------
        Total mortgage-backed securities ........       51,187       3.92         209,472       3.98          277,709      3.87
                                                     ---------     ------       ---------     ------       ----------    ------
        Total securities available for sale .....       61,420       4.21         325,250       4.35          627,639      5.28
                                                     ---------     ------       ---------     ------       ----------    ------
        Total marketable securities .............    $  61,420       4.21%      $ 325,250       4.35%      $  627,639      5.28%
                                                     =========     ======       =========     ======       ==========    ======

                                                       -------------------------

                                                            Over Ten Years
                                                       -------------------------
                                                       Amortized     Weighted
                                                         Cost      Average Yield
                                                       ----------  -------------

Available for sale:
   U.S. government and agency obligations .......      $    56,429      6.92%
   Corporate bonds ..............................           82,806      3.01
   Municipal securities(2) ......................           79,877      5.56
   Equity(1),(2) ................................          210,539      5.94
Mortgage-backed securities(3)(4):
   Commercial mortgage-backed ...................           10,002      5.02
   GNMA PC's ....................................                -         -
   GNMA ARM's ...................................           16,359      4.00
   Agency CMOs(5) ...............................          514,824      3.85
   Private issue CMOs ...........................          567,179      4.74
                                                       ------------  -------
        Total mortgage-backed securities ........        1,108,364      4.27
                                                       ------------  -------
        Total securities available for sale .....        1,538,015      4.59
                                                       ------------  -------
        Total marketable securities .............      $ 1,538,015      4.59%
                                                       ============  =======



----------
(1)  Includes FHLMC, FNMA and FHLB stocks.

(2) The yield on municipal obligations and certain equity issues have not been computed on a tax equivalent basis.

(3) Based on current prepayment trends, $1.417 billion of mortgage-backed securities are anticipated to prepay or reprice within three years.

(4) Amortized cost on mortgage-backed securities include scheduled principal repayments in each period.

(5)  Includes Freddie Mac, Fannie Mae and Ginnie Mae CMOs.

                                                                                     At December 31, 2001
                                                                        -----------------------------------------------
                                                                                             Total
                                                                        -----------------------------------------------
                                                                          Amortized         Market          Weighted
                                                                            Cost             Value        Average Yield
                                                                        --------------  --------------  ---------------
Available for sale:
     U.S. government and agency obligations .........................   $      522,531  $      525,358         6.17%
     Corporate bonds ................................................           89,788          82,675         3.09
     Municipal securities(2) ........................................           82,734          83,647         5.56
     Equity(1),(2) ..................................................          210,539         216,497         5.94
Mortgage-backed securities(3)(4):
     Commercial mortgage-backed .....................................           10,002          10,000         5.02
     GNMA PC's ......................................................              113             122         8.81
     GNMA ARM's .....................................................           20,000          20,000         4.00
     Agency CMOs(5) .................................................          832,126         826,598         3.72
     Private issue CMOs .............................................          784,491         787,463         4.78
                                                                        --------------  --------------   ----------
          Total mortgage-backed securities ..........................        1,646,732       1,644,183         4.23
                                                                        --------------  --------------   ----------
          Total securities available for sale .......................        2,552,324       2,552,360         4.77
                                                                        --------------  --------------   ----------
          Total marketable securities ...............................   $    2,552,324  $    2,552,360         4.77%
                                                                        ==============  ==============   ==========

----------
(1)  Includes FHLMC, FNMA and FHLB stocks.

(2) The yield on municipal obligations and certain equity issues have not been computed on a tax equivalent basis.

(3) Based on current prepayment trends, $1.417 billion of mortgage-backed securities are anticipated to prepay or reprice within three years.

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

     Deposits. Consumer and commercial deposits are obtained primarily from Waypoint Financial's primary market area through the offering of a broad selection of deposit instruments including transaction, regular savings, money market deposits and time deposits, including certificate of deposit accounts and individual retirement accounts. The maturities of Waypoint Financial's certificate of deposit accounts range from 7 days to 10 years. In addition, Waypoint Financial offers a variety of commercial business products to small businesses operating within its primary market area. Currently, Waypoint Financial does not generally negotiate interest rates to attract jumbo certificates, but accepts deposits of $100,000 or more based on posted rates with certain discretion given to branch managers and the funding desk manager. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit, limits on the number of transactions, and the interest rate, among other factors. Waypoint Financial regularly evaluates the internal cost of funds, surveys rates offered by competing institutions, reviews Waypoint Financial's cash flow requirements for lending, monitors deposit withdrawal trends and liquidity and changes the rates offered as appropriate.

     While Waypoint Financial does not generally solicit funds outside its primary market area, it does accept brokered deposits as liquidity demands require and costs are favorable versus wholesale borrowing alternatives. Included in Waypoint Financial's time deposits at December 31, 2001, 2000, and 1999 were $205.0 million, $127.9 million, and $77.1 million, respectively, of brokered deposits.

      Average Balance and Costs of Deposits. The following table sets forth the average amount, percentage represented by such amount, and weight average rate paid on Waypoint Financial's deposits.

                                                               For the Years Ended December 31,
                           -------------------------------------------------------------------------------------------------------
                                         2001                               2000                               1999
                           ---------------------------------  --------------------------------   ---------------------------------
                                                    Weighted                          Weighted                           Weighted
                             Average                Average      Average              Average     Average                Average
                             Amount       Percent     Cost       Amount    Percent      Cost       Amount      Percent     Cost
                           -----------  ---------- ---------  ----------- --------   ---------  -----------  ---------- ---------
Savings Deposit .........      217,134     8.66%      2.08%   $   184,404     7.02%     2.52%   $   186,197     7.77%      2.21%
Time Deposits ...........    1,449,583    57.82       5.53      1,643,535    62.59      5.75      1,431,720    59.77       5.40
Transaction and money
   market accounts ......      840,392    33.52       2.65        798,006    30.39      3.25        777,511    32.46       3.07
                           -----------  -------    -------    ----------- --------    ------    -----------  -------    -------
        Total ...........  $ 2,507,109   100.00%      4.27%   $ 2,625,945   100.00%     4.76%   $ 2,395,428   100.00%      4.40%
                           ===========  =======    =======    =========== ========    ======    ===========  =======    =======


    Deposits Flow. The following table summarizes the deposit activity for the periods indicated.

                                                                                           Year Ended December 31,
                                                                           -----------------------------------------------------
                                                                                 2001                2000               1999
                                                                           --------------     ---------------     --------------
                                                                                                (In Thousands)
    Beginning balance ..................................................   $    2,625,720     $     2,544,598     $    2,320,632
                                                                           --------------     ---------------     --------------
    Increase before interest credit ....................................         (197,637)             24,371             82,254
    Interest credited ..................................................          109,186             124,135            104,439
    Purchased Deposits(1) ..............................................                -                   -             37,273
                                                                           --------------     ---------------     --------------
    Net increase .......................................................          (88,451)            148,506            223,966
    Pooling Adjustment to conform accounting years .....................                -             (67,384)                 -
                                                                           --------------     ---------------     --------------
         Ending balance ................................................   $    2,537,269     $     2,625,720     $    2,544,598
                                                                           ==============     ===============     ==============

----------
(1) During 1999, Waypoint Financial acquired a branch in Lebanon County, Pennsylvania. A deposit premium intangible totaling $3.3 million was recorded on this purchase.

     During 2001, Waypoint Financial implemented disciplined pricing strategies in managing the deposit portfolio, particularly in time deposits. While these strategies have resulted in a significant decrease in total deposits, most of the outflow occurred in high-cost product lines. This trend is reflected in the average balances and costs noted in the preceding discussion. Waypoint Financial believes such desciplined pricing strategies are critical toward improving profitability.

Time Deposits by Maturity Schedule. The following table sets forth the amount and maturities of certificates of deposit at December 31, 2001.

                                                                                              Amount Due
                                                                    ----------------------------------------------------------------
Weighted Average Rate                                               Less Than        1-2          2-3        After 3
---------------------                                                One Year       Years        Years        Years         Total
                                                                    -----------  -----------  -----------  -----------  ------------
                                                                                            (In Thousands)
4% or less ......................................................   $   312,557  $   109,538  $    31,802  $   106,723  $    560,620
4.01-6.00% ......................................................       133,913      139,080       63,362       81,712       418,067
6.01-8.00% ......................................................       247,209       92,125      116,527       10,175       466,036
                                                                    -----------  -----------  -----------  -----------  ------------
     Total ......................................................   $   693,679  $   340,743  $   211,691  $   198,610  $  1,444,723
                                                                    ===========  ===========  ===========  ===========  ============

     Certificates of Deposit of $100,000 and More. The following table presents information as of December 31, 2001, regarding Waypoint Financial's certificates of deposit and other time deposits of $100,000 or more by time remaining until maturity and weighted average rate.

                                                                      Weighted
                                                                      Average
                                                       Amount(1)        Rate
                                                       ---------      --------
          Three months or less .....................   $ 54,019        4.73 %
          Over three months through six months .....     20,567        5.24
          Over six months through twelve months ....     22,897        4.72
          Over twelve months .......................     90,161        5.45
                                                       --------       -----
               Total ...............................   $187,644        5.13 %
                                                       ========       =====

______________
(1)  Excludes brokered certificates of deposit.

     Borrowings. In recent years, Waypoint Financial has borrowed from wholesale sources including primarily the Federal Home Loan Bank system to support an investment leveraging strategy and to supplement funding provided by customer deposits. The objective of the investment leveraging strategy is to increase net interest income and return on equity by deploying excess capital into interest-earning investments. However, this strategy generally reduces net interest margin due to the higher cost of non-deposit funds as compared to core deposits. A significant portion of Waypoint Financial's wholesale borrowings are placed with the Federal Home Loan Bank of Pittsburgh.

     The Federal Home Loan Bank functions as a central reserve bank providing credit for Waypoint Financial and other member financial institutions. As a member, Waypoint Financial is required to own capital stock in the Federal Home Loan Bank and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of a member institution's net worth or on the Federal Home Loan Bank's assessment of the institution's creditworthiness. Waypoint Financial's maximum borrowing capacity with the Federal Home Loan Bank totaled $2.718 billion at December 31, 2001, with remaining available capacity totaling $875.8 million.

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

     The following table sets forth information regarding borrowings by Waypoint Financial at or for the dates indicated.

                                                                 At or for Years Ended December 31,
                                                           ---------------------------------------------
                                                              2001              2000             1999
                                                           -----------      -----------       ----------
                                                                           (In Thousands)
Outstanding at end of period:
     FHLB ..........................................       $1,842,170        $1,434,806       $  904,660
     Repurchase agreements .........................          449,770           189,853          568,200
     ESOP and other ................................               47               670           15,530
                                                           ----------        ----------       ----------
             Total .................................       $2,291,987        $1,625,329       $1,488,390
                                                           ==========        ==========       ==========

Weighted average rate at end of period:
     FHLB ..........................................             4.11 %            6.24 %           5.63 %
     Repurchase agreements .........................             2.62              5.71             6.25
     ESOP and other ................................             9.50              9.77             8.42
             Total .................................             3.82 %            6.18 %           5.90 %

Maximum amount outstanding at any month-end During the period:
     FHLB ............................................................     $1,870,888        $1,434,806        $1,007,479
     Repurchase agreements ...........................................        499,239           313,000           643,324
     ESOP and other ..................................................            530            15,663            15,663
                                                                           ----------        ----------        ----------
             Total ...................................................     $2,370,657        $1,763,469        $1,666,466
                                                                           ==========        ==========        ==========

Average amount outstanding during the period:
     FHLB ............................................................     $1,616,444        $1,361,786        $  931,636
     Repurchase agreements ...........................................        414,054           204,664           500,304
     ESOP and other ..................................................            552             5,297             8,170
                                                                           ----------        ----------        ----------
             Total ...................................................     $2,031,050        $1,571,747        $1,440,110
                                                                           ==========        ==========        ==========

Weighted average rate during the period:
     FHLB ............................................................           5.28 %            6.40 %            5.40 %
     Repurchase agreements ...........................................           4.29              5.68              5.60
     ESOP and other ..................................................           5.47              8.68              8.14
             Total ...................................................           5.08 %            6.31 %            5.51 %

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

     Waypoint Insurance Services, Inc. Waypoint Insurance Services Inc. was incorporated in 1992 and is primarily engaged in providing credit life insurance products to certain Waypoint Bank loan customers, employee group benefit plans, as well as providing a wide variety of life insurance products to the retail market.

     Owen Insurance Inc. Owen Insurance Inc. was acquired by Waypoint Financial in 2000 and is a full-service insurance agency that provides a variety of commercial and retail property and casualty insurance services. Owen Insurance Inc. also provides a wide variety of life and other insurance products to Waypoint Bank customers and the general public.

     Advanced Real Estate Associates. Advanced Real Estate Associates operates primarily through its 90%-owned subsidiary Waypoint Settlement Services, Inc., which primarily engages in providing title insurance and settlement services in real estate transactions to customers of Waypoint Bank and to the general public.

     Lenders Support Group Inc. Lenders Support Group Inc. is inactive and its operations were discontinued in 1998 and its net worth was negligible as of December 31, 2001.

     Waypoint Financial's wholly-owned financial institution subsidiary Waypoint Bank, in addition to its own banking operations, also conducts business activities through its direct subsidiaries as follows:

     Waypoint Investment Corporation. Waypoint Investment Corporation was established in 2001 and engages in investment management services for Waypoint Bank. Waypoint Investment Corporation was created through the merger of Harris Delaware Corporation (incorporated in 1995) and York Financial Investment Corporation (incorporated in 1997).

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

                                   REGULATION

     Waypoint Bank is examined and supervised extensively by the Office of Thrift Supervision (OTS) and the Federal Deposit Insurance Corporation (FDIC). Under federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy assets, management, earnings, liquidity and sensitivity to market interest rates. Following completion of their examination, the federal agency critiques the institution's operations and assigns a rating (this is known as an institution's CAMELS). Under federal law, an institution may not disclose its CAMELS rating to the public. However, Waypoint Bank has been advised that it is not the subject of regulatory concern as a result of its examination in 2001 by the OTS. Waypoint Bank is also a member of, and owns stock in, the Federal Home Loan Bank of Pittsburgh, which is one of the twelve regional banks in the Federal Home Loan Bank System. This regulation and supervision limits the activities in which Waypoint Bank may engage. Waypoint Bank is also regulated to a lesser extent by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters. The OTS examines Waypoint Bank and prepares reports for the consideration of its board of directors on any operating deficiencies. Waypoint Bank's relationship with its depositors and borrowers is also regulated to a great extent by both federal and state laws, especially in matters concerning the ownership of savings accounts and the form and content of Waypoint Bank's mortgage documents. Any change in this regulation, whether by the FDIC, OTS, or Congress, could have a material adverse impact on Waypoint Financial and Waypoint Bank and their operations.

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

     Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS financial institution rating system), and together with the risk-based capital standard, a 4% Tier 1 risk-based capital standards. In general, institutions must deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

     The risk-based capital standards for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk- weighted factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core (tier 1) capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for- sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

    The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the OTS has deferred implementation of the interest rate risk capital charge. At December 31, 2001, Waypoint Bank exceeded each of its capital requirements.

     Loans to One Borrower. Federal savings associations generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus on an unsecured basis. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. As of December 31, 2001, Waypoint Bank was in compliance with its loans-to-one-borrower limitations.

     Qualified Thrift Lender Test. As a federal savings association, Waypoint Bank is required to satisfy a qualified thrift lender test whereby it must maintain at least 65% of its "portfolio assets" in "qualified thrift investments," which consist primarily of residential mortgages and related investments, including mortgage-backed and related securities. "Portfolio assets" generally means total assets less specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used to conduct business. A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. Waypoint Bank met the qualified thrift lender test throughout 2001 as reported in its quarterly Thrift Financial Reports to the OTS.

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

     Any additional capital distributions would require prior OTS approval. If Waypoint Bank's capital falls below its required levels or the OTS notifies it that it is in need of more than normal supervision, Waypoint Bank's ability to make capital distributions could be restricted. In addition, the OTS may prohibit a proposed capital distribution by any institution, which would otherwise be permitted by regulation, if the OTS determines that the distribution would constitute an unsafe or unsound practice.

     Liquidity. The OTS requires Waypoint Bank to maintain sufficient liquidity to ensure its safe and sound operation. Effective July 18, 2001, the OTS no longer requires savings institutions to maintain an average daily balance of liquid assets of at least 4% of its liquidity base.

     Community Reinvestment Act and Fair Lending Laws. Federal savings banks have a responsibility under the Community Reinvestment Act (CRA) and related regulations of the OTS to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution's failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities, and failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice. Waypoint Bank received a satisfactory CRA rating under the current CRA regulations in its most recent federal examination.

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

     Waypoint Bank's authority to extend credit to executive officers, directors and 10% stockholders, as well as entities controlled by these persons, is currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and also by Regulation O. Among other things, these regulations generally require these loans to be made on terms substantially the same as those offered to unaffiliated individuals and do not involve more than the normal risk of repayment. However, recent regulations now permit executive officers and directors to receive the same terms through benefit or compensation plans that are widely available to other employees, as long as the director or executive officer is not given preferential treatment compared to other participating employees. Regulation O also places individual and aggregate limits on the amount of loans Waypoint Bank may make to these persons based, in part, on Waypoint Bank's capital position, and requires approval procedures to be followed. At December 31, 2001, Waypoint Bank was in compliance with these regulations.

     Enforcement. The OTS has primary enforcement responsibility over savings institutions and has the authority to bring enforcement action against all "institution-related parties," including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institutions, receivership, conservatorship or the termination of deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The FDIC also has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under specified circumstances.

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

Prompt Corrective Regulatory Action

     Under the OTS Prompt Corrective Action regulations, the OTS is required to take supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's level of capital. Generally, a savings institution that has total risk-based capital of less than 8.0% or a leverage ratio or a Tier 1 core capital ratio that is less than 4.0% is considered to be undercapitalized. A savings institution that has the total risk-based capital less than 6.0%, a Tier 1 core risk-based capital ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be "critically undercapitalized." Generally, the applicable banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date an institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, numerous mandatory supervisory actions become immediately applicable to the institution, including, but not limited to, restrictions on growth, investment activities, capital distributions, and affiliate transactions. The OTS could also take any one of a number of discretionary supervisory actions against undercapitalized institutions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Insurance of Deposit Accounts

     The FDIC has adopted a risk-based deposit insurance assessment system. The FDIC assigns an institution to one of three capital categories, based on the institution's financial information, as of the reporting period ending seven months before the assessment period, and one of three supervisory subcategories within each capital group. The three capital categories are well capitalized, adequately capitalized and undercapitalized. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. The FDIC is authorized to raise the assessment rates. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. If this type of action is taken by the FDIC, it could have an adverse effect on the earnings of Waypoint Bank.

Federal Home Loan Bank System

     The Federal Home Loan Bank System (FHLB) provides a central credit facility primarily for member institutions. Waypoint Bank, as a member of the FHLB of Pittsburgh, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the FHLB, whichever is greater. As of December 31, 2001, Waypoint Bank was in compliance with this requirement. The FHLB's are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLB's pay to their members and could also result in the FHLB's imposing a higher rate of interest on advances to their members.

Federal Reserve System

     The Federal Reserve Board regulations require savings institutions to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 2001, Waypoint Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.

Holding Company Regulation

     Waypoint Financial is a non-diversified unitary savings and loan holding company, subject to regulation and supervision by the OTS. A non-diversified unitary savings and loan holding company is a savings and loan holding company which controls only one subsidiary savings association and which together with all related activities represented more than 50% of the holding company's consolidated net worth. In addition, the OTS has enforcement authority over Waypoint Financial and its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a risk to the subsidiary savings institution.

     Under prior law, a unitary savings and loan holding company was not generally restricted as to the types of business activities in which it may engage, provided that its subsidiary savings bank continued to be a qualified thrift lender. The Gramm-Leach-Bliley Act of 1999, however, restricts unitary savings and loan holding companies not existing or applied for before May 4, 1999 to activities permissible for financial holding companies under the law or for multiple savings and loan holding companies. Waypoint Financial does not qualify to be grandfathered and is limited to the activities permissible for financial holding companies or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and certain additional activities authorized by OTS regulation.

     Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring another savings institution or holding company thereof, without prior written approval of the OTS. It also prohibits the acquisition or retention of, with specified exceptions, more than 5% of a non-subsidiary savings institution, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by Federal law; or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources, future prospects of Waypoint Bank and institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

Prospective Regulation and Legislation

     Regulations that affect Waypoint Bank and Waypoint Financial, on a daily basis, may be changed at any time, and the interpretation of the relevant law and regulations may also change because of new interpretations by the authorities who administer those laws and regulations. Any change in the regulatory structure or the applicable statutes or regulations, whether by the OTS, the FDIC or the U.S. Congress, could have a material impact on the business and operations of Waypoint Bank and Waypoint Financial Corp.

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

    As a result of the enactment of the Small Business Job Protection Act of 1996, all savings banks and savings associations may convert to a commercial bank charter, diversify their lending, or be merged into a commercial bank without having to recapture any of their pre-1988 tax bad debt reserve accumulations. However, transactions that would require recapture of the pre-1988 tax bad debt reserve include redemption of Waypoint Bank's stock, payment of dividends or distributions in excess of earnings and profits, or failure by the institution to qualify as a bank for federal income tax purposes. At December 31, 2001, Waypoint Bank had a balance of approximately $35.0 million of pre-1988 bad debt reserves. A deferred tax liability has not been provided on this amount as management does not intend to make distributions, redeem stock or fail certain bank tests that would result in recapture of the reserve.

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

State Taxation

    Waypoint Financial is subject to the Pennsylvania corporate net income tax and capital stock and franchise tax. The corporate net income tax rate for 2001 is 9.99% and is imposed on Waypoint Financial's unconsolidated taxable income for federal purposes with certain adjustments. In general, the capital stock tax is a property tax imposed at the rate of approximately .749% (for 2001) of a corporation's capital stock value, which is determined in accordance with a fixed formula based upon average net income and net worth.

    Waypoint Bank is subject to the Pennsylvania Mutual Thrift Institutions Tax Act, which taxes net earnings, determined in accordance with accounting principles generally accepted in the United States, with some adjustments, at an annual rate of 11.5%. The Mutual Thrift Institutions Tax Act exempts Waypoint Bank from all other taxes imposed by the Commonwealth of Pennsylvania for state income tax purposes, and from all local taxation imposed by political subdivisions, except taxes on real estate and real estate transfers. In computing net earnings, the Mutual Thrift Institutions Tax Act allows for the deduction of interest earned on state and federal securities, while disallowing a percentage of a thrift's interest expense deduction in the proportion of interest income on those securities to the overall interest income of the savings bank. Net operating losses, if any, thereafter can be carried forward three years.

ITEM 2.   Properties

    Waypoint Financial currently conducts its business through its main office located in Harrisburg, Pennsylvania and 58 additional full-service offices. The aggregate net book value of Waypoint Financial's premises and equipment was $43.9 million at December 31, 2001.

    Waypoint Financial's accounting and record keeping activities are maintained on an in-house data processing system. Waypoint Financial owns data processing equipment it uses for its internal processing needs. The net book value of such data processing equipment and related software at December 31, 2001 was $4.3 million.

ITEM 3.   Legal Proceedings

    There are various claims and lawsuits in which Waypoint Financial is periodically involved incident to Waypoint Financial's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

ITEM 4.   Submission of Matters to a Vote of Security Holders

         On November 14, 2001, Waypoint Financial issued a Proxy Statement to stockholders announcing a Special Meeting of Stockholders of Waypoint Financial on December 14, 2001. The purpose of the Special Meeting included the approval of the Waypoint Financial Corp. Key Employee/Outside Director Recognition and Retention Plan and the Waypoint Financial Corp. 2001 Stock Option Plan. Following are the related stockholder voting results:

                                              Key Employee/Outside
                                              Director Recognition
                                               and Retention Plan          2001 Stock Option Plan
                                              ---------------------        ----------------------
     Votes for                                           23,952,271                  23,898,072
     Votes against                                        3,685,222                   3,845,123
     Abstentions and non-votes                            1,157,167                   1,051,515
                                              ---------------------        --------------------
          Total votes                                    28,794,660                  28,794,710
                                              =====================        ====================

     Having each received a majority of shareholder votes for approval, the Waypoint Financial Corp. Key Employee/Outside Director Recognition and Retention Plan and the Waypoint Financial Corp. 2001 Stock Option Plan were approved and adopted.

     Waypoint Financial had no other matters submitted to a vote of security holders during the quarter ended December 31, 2001.

                                     PART II

ITEM 5.   Market for Common Equity and Related Stockholder Matters

     Waypoint Financial common stock trades on the Nasdaq National Market under the symbol "WYPT." As of February 1, 2002, Waypoint Financial had 7,958 stockholders of record. The following table sets forth the high and low sales price for Waypoint Financial common stock and, prior to October 17, 2000, Harris Financial common stock, and the cash dividends per share for the periods indicated. The information has been adjusted to reflect the October 17, 2000 exchange of .7667 shares of Waypoint Financial for each share of Harris Financial, in Harris Financial, MHC's mutual-to-stock conversion, and has been obtained from monthly statistical summaries provided by the Nasdaq Stock Market.

     See Note 3 of the Notes to Consolidated Financial Statements for more discussion of Waypoint Financial's stock conversion, stock offering, and acquisition by merger of York Financial.


                                                            High       Low
                                                            Sales      Sales      Cash Dividend
Year ended December 31, 2001                                Price      Price    Declared per Share
----------------------------                              --------    --------  ------------------
Quarter ended December 31 .............................     $15.08     $12.96        $0.0850
Quarter ended September 30 ............................     $14.87     $12.15        $0.0850
Quarter ended June 30 .................................     $12.60     $10.02        $0.0850
Quarter ended March 31 ................................     $11.69     $ 9.75        $0.0850

Year ended December 31, 2000
----------------------------
Quarter ended December 31 .............................     $11.00     $ 8.97        $0.0908
Quarter ended September 30 ............................     $10.60     $ 7.99        $0.0801
Quarter ended June 30 .................................     $ 9.37     $ 7.83        $0.0806
Quarter ended March 31 ................................     $10.35     $ 7.83        $0.0801

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

                                                                         At December 31,
                                               ------------------------------------------------------------------
                                                  2001          2000          1999          1998          1997
                                                  ----          ----          ----          ----          ----
                                                                        (In Thousands)
Selected Financial Condition Data:
Total assets                                   $5,373,743    $4,758,186    $4,366,920    $3,862,095    $3,436,749
Loans receivable, net                           2,462,218     2,591,527     2,439,194     1,960,835     1,842,547
Loans held for sale, net                           42,453        18,415         6,061        45,049        32,420
Marketable securities                           2,552,360     1,877,581     1,648,087     1,601,122     1,260,894
Deposits                                        2,537,269     2,625,720     2,544,598     2,320,632     2,212,015
Borrowings                                      2,291,987     1,625,329     1,488,390     1,183,216       881,839
Stockholders' equity                              486,215       445,568       279,202       300,380       288,259

                                                                       Year Ended December 31,
                                               ------------------------------------------------------------------
                                                  2001          2000          1999          1998          1997
                                                  ----          ----          ----          ----          ----
                                                                        (In Thousands)
Selected Operating Data:
Interest Income                                $  325,474    $  324,558    $  284,581    $  251,176    $  229,633
Interest expense                                  210,129       224,319       184,708       158,976       144,929
                                               ----------    ----------    ----------    ----------    ----------
Net interest income                               115,345       100,239        99,873        92,200        84,704
Provision for loan losses                           6,996         5,070         4,840         6,172         4,347
                                               ----------    ----------    ----------    ----------    ----------
Net interest income after provision
  for loan losses                                 108,349        95,169        95,033        86,028        80,357
Noninterest income                                 29,366        15,528        16,803        25,359        24,711
Noninterest expense(6)                             80,691        96,097        74,059        70,138        63,171
                                               ----------    ----------    ----------    ----------    ----------
Income before taxes                                57,024        14,600        37,777        41,249        41,897
Provision for income taxes                         17,886         3,905         9,805        12,350        14,111
                                               ----------    ----------    ----------    ----------    ----------
  Net income                                   $   39,138    $   10,695    $   27,972    $   28,899    $   27,786
                                               ==========    ==========    ==========    ==========    ==========

                                                                  At or for the Year Ended December 31,
                                               ------------------------------------------------------------------
                                                  2001          2000          1999          1998          1997
                                                  ----          ----          ----          ----          ----
Selected Operating Ratios and Other Data
Performance Ratios:
Return on average assets (net income divided
   by average total assets)                          0.77%         0.24%         0.67%         0.80%         0.87%
Return on average equity (net income divided
   by average equity)                                8.34          3.76          9.51          9.69         10.34
Average net interest rate spread(1)                  2.12          2.18          2.34          2.41          2.57
Net interest margin (2)                              2.43          2.36          2.53          2.67          2.89
Efficiency Ratio (3) (7)                            55.76         68.98         64.14         60.07         57.74
Noninterest expense to average assets (7)            1.59          1.76          1.77          1.94          1.99
Noninterest income to average assets                 0.58          0.34          0.40          0.70          0.78
Average interest-earning assets to average
   interest bearing liabilities                    107.23        103.56        104.34        106.48        106.55

                                                                           At or for the Year Ended December 31,
                                                            ----------------------------------------------------------------
                                                              2001          2000          1999          1998          1997
                                                            --------      --------      --------      --------      --------
Asset Quality Ratios:
Non-performing loans to total loans                             0.92%         0.89%         0.96%         0.90%         1.23%
Non-performing loans to total assets                            0.43          0.49          0.54          0.46          0.66
Non-performing assets as a percentage of total assets           0.45          0.57          0.65          0.82          1.11
Non-performing loans and real estate owned
   to total net loans and real estate owned                     0.99          1.01          1.12          1.61          2.06
Allowance for loan losses to net loans                          0.93          0.87          0.95          1.01          0.92
Allowance for loan losses to non-performing loans             100.76         97.45         98.21        112.35         75.17
Equity and Dividend Ratios:
Tangible capital                                                8.82          9.86          6.90          6.91          7.56
Core capital                                                    8.82          9.86          6.90          6.91          7.56
Risk-based capital                                             17.07         16.14         12.20         12.29         13.46
Average equity to average assets                                9.28          6.27          7.02          8.24          8.45
Period end equity to assets                                     9.05          9.36          6.40          7.78          8.39
Dividend payout ratio(4)                                       32.9         110.71         43.84         42.67         39.73
Per Share Data (5):
Basic earnings per share                                    $   1.05      $   0.28      $   0.73      $   0.75      $   0.73
Diluted earnings per share                                      1.03          0.28          0.72          0.74          0.71
Dividends per share                                              .34          0.33          0.34          0.32          0.29
Book value per share                                           12.42         11.49          7.28          7.40          7.24
Other Data:
Number of:
Real estate loans outstanding                                 11,525        13,735        14,577        17,024        18,420
Loans serviced for others                                      8,704         9,695        17,653        33,877        22,072
Deposit accounts                                             266,491       281,925       291,836       279,532       272,640
Full-service offices                                              58            58            62            60            56

_____________________

(1) Represents the difference between the average tax-effective yield on interest-earning assets and the average cost of interest-bearing liabilities.

(2) Represents tax-effected net interest income before the provision for loan losses divided by average interest-earning assets.

(3) Efficiency ratio is non-interest expense divided by the sum of net interest income before provision for loan losses and non-interest income.

(4) Represents cash dividends per share divided by net income per share.

(5) All per share values have been adjusted to reflect the October 2000 exchange of 0.7667 shares of Waypoint Financial common stock for each share of Harris Financial, Inc. common stock and 1.55 shares of Waypoint Financial common stock for each share of York Financial Corp. common stock.

(6) Noninterest expense for 2000 included merger expenses of $16.2 million recorded in association with the acquisition by merger of York Financial Corp. on October 17, 2000.

(7) For calculation of this ratio, noninterest expense for 2000 has been adjusted to remove merger expenses of $16.2 million (see (6) above).

(8) Dividends per share are adjusted to exclude the effect of shares held by Harris Financial, MHC.

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

II.  Financial Review

     Waypoint Financial was organized as part of the October 17, 2000, mutual-to- stock conversion of Harris Financial, MHC and merger of Harris Financial, Inc. and York Financial Corp. As part of the conversion and merger, Waypoint Financial completed a stock offering and an acquisition by merger of York Financial Corp., the parent holding company of York Federal Savings and Loan Association. As a result of its subscription, community offering, and public offering, Waypoint Financial sold 16,550,000 shares at $10.00 per share with net proceeds totaling $155.6 million (including approximately $15.6 million of proceeds from the sale of shares to Waypoint Financial's employee stock ownership plan). Waypoint Financial issued 6,191,274 shares to former stockholders of Harris Financial, Inc. as part of the conversion in accordance with a ratio of .7667 Waypoint Financial shares to each Harris Financial, Inc. share. Waypoint Financial also issued 15,666,264 shares to former stockholders of York Financial to complete its acquisition by merger in accordance with a ratio of 1.55 shares of Waypoint Financial to each York Financial share. York Financial held total assets of $1.7 billion as of September 30, 2000. In addition, Waypoint Financial's underwriters in the public offering exercised 300,000 shares of their overallotment option, resulting in net proceeds of $2.8 million. A total of 38,707,538 shares of common stock were issued in the conversion, offering, and merger transactions. On October 30, 2000, York Federal Savings and Loan Association was merged into Waypoint Bank.

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

     Waypoint Financial conducts its business through fifty-eight offices, including fifty offices located in the five county south-central region of Pennsylvania that includes Dauphin, York, Cumberland, Lancaster and Lebanon Counties, and eight offices in Maryland that includes Harford, Washington and Baltimore Counties. In addition, Waypoint Financial maintains an operations center, a business center, a support center, five loan production offices, a mortgage lending office, a business banking office, and a commissioned mortgage origination staff as well as mortgage correspondent relationships that originate residential mortgage loans for Waypoint Financial primarily in Pennsylvania, Maryland and Virginia, although loans are originated in 10 states within the Mid-Atlantic region. Waypoint Financial's wholly-owned insurance agency Owen Insurance Inc. operates its main office in York, Pennsylvania and a second office in Camp Hill, Pennsylvania.

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

      Waypoint Financial also generates non-interest income from fees and commissions charged on customers' accounts, sales of brokerage and insurance products, trust and asset management services, and mortgage banking activities including the servicing of loans for others. Noninterest income also includes gains and losses on sales of securities available for sale, gains and losses on sales of real estate, equity in earnings (losses) of limited partnership interests, and fees and service charges assessed on loan and deposit transactions. Waypoint Financial's non-interest expenses primarily consist of employee compensation and benefits, occupancy and equipment expense, advertising and other operating expenses. Waypoint Financial's results of operations also are affected by general economic and competitive conditions, notably changes in market interest rates, government policies and regulations.

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

      The Asset/Liability Committee monitors Waypoint Financial's interest rate risk position by utilizing simulation analysis. Net interest income fluctuations and the net portfolio value ratio are determined in various interest rate scenarios and monitored against acceptable limitations established by management and approved by the Board of Directors. Such rate scenarios include "ramped" rate changes adjusting rates in +/- 100 basis point (bp) increments resulting in projected changes to net interest income over the next 12 months and immediate rate shocks resulting in projected net portfolio value ratios as indicated with the comparison of December 31, 2001 to December 31, 2000 in the following table.

      An analysis of hypothetical changes in interest rates as of December 31, 2001 is as follows:

                                                                                       December 31,
                                                           ------------------------------------------------------------------
                                                                        2001                               2000
                                                           -------------------------------    -------------------------------
                                                                                       Percentage change in
                                                           ------------------------------------------------------------------
                                           Change in
                                         Interest Rates     Net Interest    Net Portfolio      Net Interest    Net Portfolio
                                       (In Basis Points)      Income(1)        Ratio(2)          Income(1)        Ratio(2)
                                       -----------------   -------------    -------------     -------------    -------------
                                             +300               1.73 %          5.61 %           (3.30) %         4.09 %
                                             +200               0.95            6.58              0.59            6.44
                                             +100               0.71            7.21              0.29            7.83
                                                0                  -            7.77                 -            8.66
                                             (100)             (0.96)           7.59              0.84            9.01
                                             (200)             (2.26)           6.99             (2.03)           8.42

______________
(1) The percentage change in this column represents an increase (decrease) in net interest income for 12 months in a stable interest rate environment versus net interest income for 12 months in the various rate scenarios.
(2) The net portfolio value ratio in this column represents net portfolio value of Waypoint Financial in various rate scenarios, divided by the present value of expected net cash flows from existing assets in those same scenarios. Net portfolio value is defined as the present value of expected net cash flows from existing assets, minus the present value of expected net cash flows from existing liabilities, plus or minus the present value of expected net cash flows from existing off-balance-sheet contracts.

      Simulation results are influenced by a number of estimates and assumptions with regard to embedded options, prepayment behaviors, pricing strategies and cashflows. Assumptions and estimates used in simulation analysis are inherently subjective and, as a consequence, results will neither precisely estimate net interest income or net portfolio value nor precisely measure the impact of higher or lower interest rates on net interest income or net portfolio value ratio. The results of these simulations are reported to Waypoint Financial's Board of Directors on a monthly basis. Management has determined that the level of interest rate risk is within acceptable limits at December 31, 2001.

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

IV.  Credit Risk

     Due to strong underwriting standards and credit and collections management as well as a historically strong economy in its market area, Waypoint Financial's experience in credit losses has been favorable. Waypoint Financial follows a comprehensive loan policy that details credit underwriting, credit management and loan loss provisioning techniques. The policies were presented in detail in the "Loans" section of Item 1. With regard to its marketable securities portfolio, at December 31, 2001, over 87% of the marketable securities in Waypoint Financial's portfolio were rated "AAA", with the remainder rated "AA" or "A". Waypoint Financial's investment policies were presented in detail in the "Investment Activities" and "Investment Portfolio" sections of Item 1.

V.   Concentration Risk--Geographic

     Waypoint Financial's primary market area includes the five central Pennsylvania counties of Dauphin, Cumberland, York, Lancaster, and Lebanon and the northern Maryland counties of Harford and Washington. Except for the manufactured home loan portfolio, virtually all of Waypoint Financial's loans and deposits are dependent on this primary market area. The southcentral Pennsylvania and northern Maryland area have enjoyed a strong, well diversified and stable economy for many years relative to the general economic conditions experienced in the Northeastern United States and the nation as a whole. During 2001, the United States and the leading industrialized nations of the world experienced varying degrees of economic recession. The technology and communications business sectors and manufacturing industries in general entered the year in a state of weakness and experienced additional deterioration during 2001. These recessionary trends were exacerbated by the horrific attacks on the World Trade Center and Pentagon on September 11, 2001 and related events. During the fourth quarter of 2001, as public consumption was negatively impacted by these events, industries such as airlines, aircraft manufacturing, hospitality and tourism were weakened considerably. As of the date of this report, Waypoint Financial's primary market area appears to be proving resilient to these economic stresses and general economic indicators appear to be improving. However, should significant economic stress become evident in this market area, Waypoint Financial's loan and deposit portfolios and operations could be adversely impacted. As of the current date, Waypoint has not experienced significant deterioration in its asset quality or demand for financial services.

VI.  Concentration Risk--Major Creditor

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

     Waypoint Financial meets its liquidity needs by either reducing its assets or increasing its liabilities. Sources of asset liquidity include short-term investments, securities available for sale, maturing and repaying loans, and monthly cash flows from mortgage-backed securities. The loan portfolio provides an additional source of liquidity due to Waypoint Financial's participation in the secondary mortgage market and resulting ability to sell loans as necessary. Waypoint Financial also meets its liquidity needs by attracting deposits and utilizing borrowing arrangements with the FHLB of Pittsburgh and the Federal Reserve Bank of Philadelphia for short and long- term loans as well as other short-term borrowings.

     Historically, deposits have represented Waypoint Financial's primary source of funds. Waypoint Financial occasionally uses brokered deposits to supplement other sources of funds to the extent such deposits are determined to have more favorable interest cost and risk characteristics at the time of purchase relative to other sources of funding. During 2001, Waypoint Financial's deposits decreased $88.5 million. As noted in a previous section, the decrease in deposits resulted primarily from the implementation of more disciplined pricing strategies in high-cost product lines such as time deposits. At December 31, 2001, Waypoint Financial's deposits included brokered deposits of $205.0 million at an average interest rate of 2.64% as compared to $127.9 million at December 31, 2000 at an average interest rate of 6.73%. To supplement deposit-gathering efforts, Waypoint Financial borrows from the FHLB of Pittsburgh and other sources. At December 31, 2001, Waypoint Financial had $1,842.2 million in FHLB loans outstanding at a weighted average interest rate of 4.11%, an increase of $407.4 million from $1,434.8 million on December 31, 2000. Borrowings from repurchase agreements also increased to $449.8 million at an average rate of 2.62% at December 31, 2001, up $259.9 million from $189.9 million at an average rate of 5.71% at December 31, 2000. Waypoint Financial was required to purchase additional FHLB stock totaling $15.6 million due to increased FHLB loans outstanding. For additional details of FHLB loans and other borrowings, see the Notes to Consolidated Financial Statements.

     Amortization and prepayments of loans and proceeds from loan and securities sales represent a substantial source of funds to Waypoint Financial. These sources amounted to $1,447.6 million, $1,238.0 million and $1,550.2 million in 2001, 2000 and 1999, respectively.

     Generally, Waypoint Financial's principal use of funds is to originate mortgage and other loans. In addition, during 2001, Waypoint Financial utilized leverage strategies to deploy available capital. These strategies resulted in expansion of the investment portfolio through the purchase of available for sale securities. The carrying value of securities available for sale increased $697.5 million to $2,552.4 million at December 31, 2001 from $1,854.9 million at December 31, 2000. The increase in carrying value of securities available for sale included an increase of $556.6 million in mortgage-backed securities, of which $174.0 million came in high investment-grade private issued securities.

     Loan demand resulted in total originations of $889.2 million in 2001. Loan originations were obtained through various channels including the retail branch system, commissioned mortgage origination staff, electronic-banking channels, mortgage correspondent relationships, and Commercial Banking relationship managers. A significantly decreasing interest rate environment during 2001 had a favorable effect on the volume of originations. Although loan originations were strong during 2001, the gross loans receivable decreased by $128.6 million, to $2,469.2 million at December 31, 2001. This decrease during 2001 included a decrease of $303.7 million in mortgage loans, which offset an increase in commercial loans of $139.9 million and an increase in consumer loans of $35.2 million.

     The sources of liquidity previously discussed are deemed by management to be sufficient to fund outstanding loan commitments and meet other obligations. See the Notes to Consolidated Financial Statements for information on commitments and fair value of financial instruments at December 31, 2001.

VIII.   Capital Resources

     The management of capital provides the foundation for future asset and profitability growth and is a major strategy in the management of Waypoint Financial. Stockholders' equity at December 31, 2001, totaled $486.2 million compared to $445.6 million at December 31, 2000, an increase of $40.6 million. Stockholders' Equity was increased by net income of $39.1 million, by a reduction in Waypoint Financial's unrealized losses on available for sale securities, net of tax effect, of $16.0 million, by stock option exercises of $3.0 million, by earned ESOP and RRP shares totaling $4.5 million, and by various other net increases totaling $.9 million. Offsetting these increases were cash dividends of $13.3 million and treasury stock purchases of $9.6 million.

     Under OTS regulations a savings association must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements. At December 31, 2001, Waypoint Bank exceeded all three minimum capital requirements. Detailed information on Waypoint Financial's capital adequacy is included in the Notes to Consolidated Financial Statements.

IX.  Derivative Financial Instruments

     Waypoint Financial uses certain derivative financial instruments ("derivatives") in the normal course of its business to hedge its exposure to fluctuations in market interest rates. These activities are subject to Waypoint Financial's Derivative Policy and are monitored by its Asset/Liability Committee. The Derivative Policy allows for the use of interest rate swaps, caps, floors, and collars, and certain other option-bearing contracts that are deemed closely related to Waypoint Financial's business. Prior to entering into any derivative contract, the derivative instruments are analyzed to ensure that they meet all relevant risk management and regulatory requirements.

     During 2001 and 2000, Waypoint Financial's derivative activities included the use of callable interest rate swaps, total return interest rate swaps, mortgage loan commitments, and forward loan sale contracts with mortgage loan investors. See Notes 1 and 20, respectively, in the Notes to Consolidated Financial Statements for a detailed discussion of Waypoint Financial's accounting policies for derivatives and for disclosure of the impacts of derivatives on Waypoint Financial's financial condition and results of operations.

X.   Acquisitions

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

     As a result of the conversion, offering, and merger transactions, Waypoint Financial operates as a federally chartered unitary savings and loan holding company regulated by the OTS. Waypoint Bank operates as a federally chartered savings bank and is also regulated by the OTS.

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

     Purchase Acquisition of Owen Insurance Inc. On November 30, 2000, Waypoint Financial acquired Owen Insurance Inc., a full-service insurance agency that provides a wide range of property and casualty and life insurance products to commercial and retail customers of Waypoint Financial and to the general public. Owen Insurance Inc. was the second largest insurance agency headquartered in York, Pennsylvania. Waypoint Financial accounted for this acquisition as a purchase and recorded assets of $1.9 million, liabilities of $1.2 million, and goodwill of $1.6 million.

     Branch Purchase Acquisition. During 1999, Waypoint Financial acquired a branch in Lebanon County, Pennsylvania. Waypoint Financial accounted for this transaction as a purchase, with $3.3 million of deposit premium intangibles recorded on $37.3 million of deposit balances acquired.

     Acquisition of Equity Interest. During 1999, Waypoint Financial acquired an equity interest in a locally-based business advisory firm. Through this endeavor, Waypoint Financial offers its commercial customers extensive advisory services for business expansion, business purchases and business sales. During the fourth quarter of 2001, Waypoint Financial recorded a $.2 million charge to expense to write off the remaining asset value of this equity interest and is winding down its operations.

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

Results of Operations

XI.  Comparison of Results of Operations in 2001 and 2000

        Net interest income before provision for loan losses, on a tax-equivalent basis, was $118.4 million for 2001 as compared to $102.8 million for 2000, which represents an increase of $15.6 million or 15.2%. The increase in net interest income was due primarily to an increase in average balances as noted in Table 2. The net interest margin increased to 2.43% in 2001 from 2.36% in 2000.

        Table 1 presents the average asset and liability balances, interest rates, interest income and interest expense for 2001, 2000, and 1999.

Table 1 Average Balance Sheets, Rates and Interest Income and Expense Summary (All dollar amounts presented in table are in thousands)

                                                                     For the Years Ended December 31,
                                              -------------------------------------------------------------------------------------
                                                           2001                                  2000                      1999
                                              -----------------------------------  -----------------------------------  -----------
                                  Yield/
                                  Cost at
                                December 31,    Average               Average      Average                   Average      Average
                                   2001         Balance  Interest(2) (Yield/Cost)  Balance    Interest(2) (Yield/Cost)    Balance
                               -------------  ---------- ----------- ------------  -------    -----------  -----------  -----------
           ASSETS
           ------
Interest-earning assets:
   Loans, net (1) (5)              6.99%      $2,593,922 $ 197,507       7.61%    $2,608,453  $  201,211      7.71%     $ 2,332,577
   Marketable securities -
   taxable                         4.75        2,162,575   123,076       5.69      1,651,359     118,911      7.20        1,540,540
   Marketable securities -
   tax free                        8.55           74,830     6,271       8.38         63,150       5,566      8.81           99,096
   Other interest-earning          1.28           41,392     1,716       4.15         34,461       1,466      4.25           35,146
                                   ----       ---------- ---------       ----     ----------  ----------      ----      -----------
        Total                      5.90        4,872,719 $ 328,570       6.74      4,357,423     327,154      7.51        4,007,359
interest-earning assets                          186,945 ---------                   181,466  ----------                    178,874
                                              ----------                          ----------                            -----------
Noninterest-earning assets                    $5,059,664                          $4,538,889                            $ 4,186,233
                                              ==========                          ==========                            ===========
        Total Assets

      LIABILITIES AND
      ---------------
    STOCKHOLDERS' EQUITY
    --------------------
Interest-bearing liabilities:
   Savings deposits                1.29       $  217,134     4,523       2.08     $  184,404       4,652      2.52      $   186,197
   Time deposits                   4.63        1,449,583    80,094       5.53      1,643,535      94,449      5.75        1,431,720
   NOW and money market
   deposits                        1.24          840,392    22,285       2.65        798,006      25,951      3.25          777,511
   Escrow and stock
   subscriptions                    .53            6,001        30       0.50          9,862          88      0.89            5,034
   Borrowed funds                  4.12        2,031,050   103,197       5.08      1,571,747      99,179      6.31        1,440,110
                                   ----       ---------- ---------       ----     ----------  ----------      ----      -----------
        Total
           interest-bearing
           liabilities             3.61        4,544,160   210,129       4.62      4,207,554     224,319      5.33        3,840,572
                                   ----                  ---------       ----                 ----------      ----
Noninterest-bearing liabilities                   46,016                              46,599                                 51,638
                                              ----------                          ----------                            -----------
        Total liabilities                      4,590,176                           4,254,153                              3,892,210
           Stockholders' equity                  469,488                             284,736                                294,023
                                              ----------                          ----------                            -----------
        Total liabilities and
           stockholders' equity               $5,059,664                          $4,538,889                            $ 4,186,233
                                              ==========                          ==========                            ===========
Net interest income                                      $ 118,441                            $  102,835
                                                         =========                            ==========

   Interest rate spread (3)        2.29%                                 2.12%                                2.18%
                                   ====                                  ====                                 ====


Net interest-earning assets                   $  328,559                          $  149,869                            $   166,787
                                              ==========                          ==========                            ===========

Net interest margin (4)                                                  2.43%                                2.36%
Ratio of interest-earning                                                ====                                 ====
  assets to interest-bearing
  liabilities                                       1.07x                               1.04x                                  1.04x
                                                    ====                                ====                                   ====

                                       ------------------------

                                       ------------------------

                                                      Average
                                       Interest(2) (Yield/Cost)
                                       ----------- ------------
           ASSETS
           ------
Interest-earning assets:
   Loans, net (1) (5)                  $ 178,942      7.67%
   Marketable securities -
     taxable                              99,100      6.43
   Marketable securities -
     tax free                              8,300      8.38
   Other interest-earning                  1,648      4,69
                                       ---------      ----
        Total                            287,990      7.20
interest-earning assets                ---------      ----

Noninterest-earning assets

        Total Assets

      LIABILITIES AND
      ---------------
    STOCKHOLDERS' EQUITY
    --------------------
Interest-bearing liabilities:
   Savings deposits                        4,109   2.21
   Time deposits                          77,305   5.40
   NOW and money market
     deposits                             23,902   3.07

   Escrow and stock
     subscriptions                            90   1.79
   Borrowed funds                         79,302   5.51
                                       ---------   ----
        Total
           interest-bearing
           liabilities                   184,708   4.81
                                       ---------   ----
Noninterest-bearing liabilities

        Total liabilities
Stockholders' equity

        Total liabilities and
           stockholders' equity

Net interest income                    $ 103,282
                                       =========

   Interest rate spread (3)                        2.39%
                                                   ====


Net interest-earning assets


Net interest margin (4)                            2.58%
Ratio of interest-earning                          ====
  assets to interest-bearing
  liabilities


___________
(1) Includes net expense (income) recognized on deferred loan fees of $738,000 in 2001, $(607,000) in 2000, and $(1,353,000) in 1999.

(2) Interest income and yields are shown on a tax equivalent basis. The tax equivalent adjustment to net interest income before provision for loan losses as reported on the Consolidated Statements of Income was $3,096,000 in 2001, $2,596,000 in 2000, and $3,409,000 in 1999.

(3) Represents the difference between the average yield on interest-earning assets and the average cost on interest-bearing liabilities.

(4) Represents the net interest income before the provision for loan losses divided by average interest-earning assets.

(5) Includes loans on nonaccrual status and loans held for sale.

     In addition to the absolute level of net interest income, Waypoint Financial monitors closely the volatility of net interest income and its sensitivity to key variables. Key variables that impact net interest income are changes in average account balances (volume), changes in interest rates (rate) and the mix of interest-earning assets and interest-bearing liabilities. Historically, a lag has existed between when market interest rates change and when such changes are reflected in Waypoint Financial's net interest margin. In recent years, this lag has shortened as customer sophistication and the price competitiveness of financial service providers have steadily increased. The average yield on interest-earning assets is influenced by current market rates, repayments and prepayments, purchases, sales, and the mix of asset maturities. Similarly, the average cost of interest-bearing liabilities is influenced by current market rates, redemptions, early withdrawals, purchases, deposit raising activities, borrowing activity, and the mix of liability maturities.

     Table 2 presents an analysis of the changes in tax-equivalent net interest income attributable to changes in volume and rate. During 2001, essentially all of Waypoint Financial's $15.6 million increase in tax-equivalent net interest income was due to volume increases. Table 1 indicates that the average balance of interest earning assets in 2001 increased $515.3 million from 2000 and the average balance of interest bearing liabilities increased $336.6 million from 2000. The $178.7 million increase in total average assets over total average liabilities was due in large part to an increase of $155.6 million in Waypoint Financial's assets and stockholders' equity from net proceeds of its stock offering completed on October 17, 2000, and, to a lesser extent, retained earnings and other capital additions.

         Table 2 Rate/Volume Analysis of Changes in Net Interest Income
              (All dollar amounts presented in table are in 000's)

                                                  Year Ended December 31, 2001                  Year Ended December 31, 2000
                                                           Compared to                                  Compared to
                                                  Year Ended December 31, 2000                  Year Ended December 31, 1999
                                                       Increase (Decrease)                          Increase (Decrease)
                                              --------------------------------------       ---------------------------------------
                                                Volume         Rate         Net              Volume         Rate          Net
                                              -----------   -----------  -----------       -----------   -----------   -----------
Interest-earning assets:
   Loans, net                                 $    (1,076)  $    (2,628) $     (3,704)     $    21,372   $       897   $    22,269
   Marketable securities - taxable                 32,185       (28,020)        4,165            7,435        12,376        19,811
   Marketable securities - taxfree                    990          (285)          705           (3,142)          408        (2,734)
   Other interest-earning assets                      287           (37)          250              (31)         (151)         (182)
                                              -----------   -----------  ------------      -----------   -----------   -----------
       Total interest-earning assets               32,386       (30,970)        1,416           25,634        13,530        39,164
                                              -----------   -----------  ------------      -----------   -----------   -----------
Interest-bearing liabilities:
   Savings deposits                                   748          (877)         (129)             (39)          582           543

   Time deposits                                  (10,868)       (3,487)      (14,355)          11,921         5,223        17,144

   NOW and money market deposits                    1,322        (4,988)       (3,666)             635         1,414         2,049

   Escrow and stock subscriptions                     (27)          (31)          (58)              58           (60)           (2)

   Borrowed funds                                  25,600       (21,582)        4,018            7,679        12,198        19,877
                                              -----------   -----------   -----------      -----------   -----------   -----------
       Total interest-bearing liabilities          16,775       (30,965)      (14,190)          20,254        19,357        39,611
                                              -----------   -----------   -----------      -----------   -----------   -----------
Change in net interest income                 $    15,611   $        (5)  $    15,606      $     5,380   $    (5,827)  $      (447)
                                              ===========   ===========  ===========       ===========   ===========   ===========


Note: Changes in interest income and interest expense arising from the combination of rate and volume variances are prorated across rate and volume variances.


     During 2001, Waypoint Financial's average loans decreased $14.5 million or ..6% to $2.594 billion. As noted previously, Waypoint Financial's loans decreased due to repayments and prepayments of mortgage loans offsetting growth in commercial and consumer loans. The average balance of securities and other interest earning assets increased $529.8 million or 30.3% to $2.279 billion and resulted primarily from leveraged investing activities. The increase in interest-earning assets was funded by an increase in average borrowings of $459.3 million or 29.2% to $2.031 billion. The increase in average borrowings also offset a decrease of $118.8 million or 4.5% in average deposits to $2.507 billion and a decrease of $3.9 million in escrow funds.

     During 2001, market interest rates declined dramatically as the Federal Reserve Bank reduced the Federal Funds Rate (which affects primarily short-term interest rates) by a cumulative total of 425 basis points. Waypoint Financial's average interest yield and average cost of funds decreased substantially in this environment; however, the net interest spread narrowed by 6 basis points to 2.12%. This narrowing of spread occurred primarily because downward movement in deposit and borrowing rates were offset by decreases in yields on variable-rate assets and by accelerated prepayments of higher-yield loans and investments. Waypoint Financial's net interest margin improvement of 7 basis points to 2.43% resulted primarily from the $178.7 million increase in total average assets over total average liabilities described earlier, which has the effect of providing zero-rate funding.

     Provision for Loan Losses. In 2001, additions were made to the allowance for loan losses including a provision of $7.0 million. Offsetting this addition were charge-offs, net of recoveries of $1.5 million, totaling $6.5 million. This activity resulted in an allowance for loan losses of $23.1 million, or .93% of net loans before the allowanace at December 31, 2001. This compared to an allowance of $22.6 million, or .87% of net loans before the allowance, at December 31, 2000.

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

     Noninterest Income. Noninterest income increased $13.8 million or 89.1% to $29.4 million in 2001 from $15.5 million in 2000. Table 3 presents a summary of the changes in noninterest income during the years 2001 and 2000.

                      Table 3 Changes in Noninterest Income
              (All dollar amounts presented in table are in 000's)

                                                               2001/2000                           2000/1999
                                                    --------------------------------    --------------------------------
                                                      2001       Change         %          2000       Change        %          1999
                                                    ---------   ---------- ---------    ---------   ----------  --------    --------
Service charges on deposits                         $   6,704   $      183       2.8 %  $   6,521   $     (573)     (8.1) % $  7,094
Other service charges, commissions and  fees           10,631        3,637      52.0        6,994        2,014      40.4       4,980
Net servicing income                                     (163)      (1,355)   (113.7)       1,192         (389)    (24.6)      1,581
(Loss) gain on securites, net                           2,826        4,618    (257.7)      (1,792)      (3,760)   (191.1)      1,968
Gain (loss) on sale of loans, net                       3,919        3,758   2,334.2          161         (516)    (76.2)        677
Other                                                   5,449        2,997     122.2        2,452        1,949     387.5         503
                                                    ---------   ---------- ---------    ---------   ----------  --------    --------
     Total                                          $  29,366   $   13,838      89.1 %  $  15,528   $   (1,275)     (7.6) % $ 16,803
                                                    =========   ========== =========    =========   ==========  ========    ========


Service charges on deposits increased $.2 million to $6.7 million in 2001 from $6.5 million in 2000. Service charges on deposits includes primarily overdraft and non-sufficient funds charges which were stable at $5.2 million for 2001 and 2000, reflecting no significant change in customer overdraft behavior in 2001. Other deposit fees include commercial deposit fees, retail deposit monthly service charges and miscellaneous deposit fees. The increase in service charges on deposits was generated primarily in commercial deposit fees, which increased to $.8 million in 2001 from $.6 million in 2000, reflecting Waypoint Financial's expansion of commercial services to its customers.

    Other service charges, commissions, and fees include primarily brokerage fees, insurance fees, automated teller machine (ATM) and debit card fees, commercial banking fees, and trust and asset management fees. This income increased $3.6 million or 52.0% to $10.6 million in 2001 from $7.0 million in 2000. Brokerage fees increased $.9 million or 50.1% to $2.7 million in 2001 from $1.8 million in 2000 on very strong annuity and other product sales as customers sought higher yields than were available from insured deposit accounts. Insurance fees increased $1.9 million to $2.4 million in 2001 from $.5 million in 2000. Insurance fees were strong in 2001 and also reflected a full year of income from Waypoint Financial's wholly-owned insurance subsidiary Owen Insurance, Inc. which was purchased in November, 2000. ATM and debit card fees were $3.4 million in 2001, up from $3.2 million in 2000 and reflecting no significant change in customer card usage in 2001. Trust fees were up $.3 million to $.6 million in 2001, reflecting growth in the trust and asset management portfolio. Commercial credit and non-deposit fees were also up $.2 million to $.5 million reflecting Waypoint Financial's continued expansion of its commercial banking business.

     Waypoint Financial conducts various mortgage banking activities including the origination and sale of mortgage loans into the secondary mortgage market and the servicing of mortgage loans for others. Net gains on the sale of loans increased $3.7 million to $3.9 million in 2001 from $.2 million in 2000. During 2001, lowering interest rates in the mortgage market resulted in improved selling gains on mortgage loans originated for sale. On these mortgage banking sales, Waypoint Financial received the most favorable pricing on loans sold with the servicing rights released. Executing mortgage loan sales in this manner does not result in the creation of a servicing rights asset. Loan servicing income was down significantly in 2001 to a loss of $.2 million as compared to income of $1.2 million in 2000. This reduction in loan servicing primarily reflects the impact of accelerated mortgage loan prepayments and payoffs during 2001 resulting from lowering market interest rates for mortgages. The portfolio of loans serviced for others decreased to $633.1 million at December 31, 2001 from $741.7 million at December 31, 2000. The decrease in loans serviced for others reduced gross servicing revenue by $.5 million to $2.0 million in 2001. The accelerated prepayment trend also increased total expense from servicing rights amortization and valuation adjustments by $.9 million to $2.2 million in 2001.

     Net gains on the sale of securities increased to $2.8 million in 2001 from a loss of $1.8 million in 2000. Waypoint Financial actively manages its investment portfolio in order to maintain a prudent interest rate risk profile and maintain and/or improve interest rate spreads. During 2000, Waypoint Financial recorded a $1.8 million valuation loss for other than temporary impairment of a marketable security. The remainder of security sales in 2000 resulted in no net gain or loss.

     Other noninterest income increased to $5.4 million in 2001 from $2.5 million in 2000. The largest component of this increase of $2.9 million was a $2.2 million increase in income from bank-owned life insurance assets (BOLI) used to generate income to fund the cost of various employee and director benefit plans. Waypoint Financial's investment in BOLI increased to $83.5 million at December 31, 2001 from $20.9 million at December 31, 2000. Waypoint Financial's joint venture equity investments resulted in a loss of $.2 million in 2001, which represents an improvement of $1.2 million over a loss of $1.4 million recorded during 2000. Other income for 2001 also included a one-time gain of $1.5 million related to the curtailment of a pension plan. During 2000, Waypoint Financial recorded a one-time gain of $1.9 million for an insurance recovery related to a 1996 fraud loss associated with the acquisition of First Harrisburg Bancor.

     Management believes it is essential to continue its strategic initiatives toward expanding Waypoint Financial's commercial banking presence and its trust and asset management, brokerage, and insurance businesses. These fee-based operations are expected to continue enhancing Waypoint Financial's noninterest income and its profitability in 2002 and beyond.

     Noninterest Expense. Table 4 presents a summary of the changes in noninterest expense for the two year periods ended December 31, 2001.


                     Table 4 Changes in Noninterest Expense
            (All dollar amounts presented in table are in thousands)

                                                      2001/2000                                2000/1999
                                         -----------------------------------    ------------------------------------
                                            2001        Change         %           2000         Change          %           1999
                                         -----------  -----------   --------    -----------   -----------   --------    -----------
Salaries and benefits                    $    41,934  $     2,870        7.3 %  $    39,064   $     1,385        3.7%   $    37,679
Equipment expense                              7,181         (113)      (1.5)         7,294         1,352       22.8          5,942
Occupancy expense                              6,489          115        1.8          6,374         1,276       25.0          5,098
Advertising and public relations               2,741         (671)     (19.7)         3,412           (97)      (2.8)         3,509
FDIC insurance                                   495          (26)      (5.0)           521          (639)     (55.1)         1,160
Expense (income) from real
    Estate operations                           (402)      (1,649)    (132.2)         1,247         3,872     (147.5)        (2,625)
Amortization of intangibles                    3,007          118        4.1          2,889           248        9.4          2,641
Professional fees and outside sevices          3,101       (1,715)     (35.6)         4,816        (1,826)     (27.5)         6,642
Supplies, telephone and postage                5,384          428        8.6          4,956          (331)      (6.3)         5,287
Merger expense                                     -      (16,239)    (100.0)        16,239        16,239          -              -
Other                                         10,761        1,476       15.9          9,285           559        6.4          8,726
                                         -----------  -----------   --------    -----------   -----------   --------    -----------
        Total                            $    80,691  $   (15,406)     (16.0)%  $    96,097   $    22,038       29.8%   $    74,059
                                         ===========  ===========   ========    ===========   ===========   ========    ===========


     Noninterest expense decreased $15.4 million to $80.7 million in 2001 from $96.1 million in 2000, which included $16.2 million of expense associated with the merger of Waypoint Financial and York Financial Corp. on October 17, 2000. Noninterest expense was up $.8 million or 1.0% from $79.9 million of noninterest expenses excluding merger expense in 2000.

    Salaries and benefits expense represents Waypoint Financial's largest noninterest expense and was up $2.8 million to $41.9 million or 7.3% in 2001 from $39.1 million in 2000. This increase included the effects of salary and wage savings of $2.6 million from merger efficiencies, net of post-merger business line staff enhancements, and savings of $1.3 million from increased deferrals of loan origination costs. This savings was offset by a number of increases to salaries and benefits expense that reflect Waypoint Financial's continued integration of more "pay for performance" compensation practices in order to increase fee-based income. Accordingly, incentive bonuses and commission-based compensation increased $2.2 million to $6.1 million in 2001. Compensation expense also increased $1.9 million due to stock grants under Waypoint Financial's Recognition and Retention Plan (RRP). The Waypoint Financial RRP was approved by shareholders at a special meeting on December 20, 2001 and the related proxy is incorporated by reference in a later section of this report. The cost of benefits increased $1.3 million or 38.2% to $4.7 million in 2001, reflecting market increases in health insurance and other benefits and the adoption of additional benefit options to attract and retain high-quality employees. Finally, ESOP expense increased $1.2 million to $1.7 million in 2001 as Waypoint committed for release the remaining shares in the former Harris Financial and York Financial ESOPs. Waypoint expects its 2002 ESOP expense under the Waypoint ESOP (adopted with the merger on October 17, 2000) to approximate the level of expense recorded in 2001.

    Equipment expense decreased slightly to $7.2 million in 2001 from $7.3 million in 2000. Merger efficiencies are not readily apparent in equipment expense primarily because Waypoint Financial converted all of its information technology to in-house processes. Prior to the merger in October 17, 2000, York Financial relied upon outside service providers for most information technology services. Such expenses are reflected in "professional fees and outside services" and are discussed later in this section. Accordingly, Waypoint Financial was able to maintain its equipment expense level in 2001 while absorbing a substantial increase in information processing demands. Waypoint Financial expects its expense for technology processing to increase in 2002, and to a greater extent in 2003 and beyond, as a contract for new core banking systems was executed in March, 2002. Waypoint Financial committed to this acquisition after an exhaustive study of current system capacity as well as strategic information system needs for the future. Waypoint Financial is currently developing its system implementation plan and has not yet decided on the completion date for this project.

    Occupancy expense increased slightly to $6.5 million in 2001 from $6.4 million in 2000. Waypoint Financial has sold certain branch facilities as a result of the merger and is actively marketing certain administrative facilities for sale. The costs of maintaining these facilities, which are not currently used for company operations, are partially offset by rental income. However, the net expenses on these facilities are offsetting other merger efficiencies gained in occupancy costs.

    Advertising and public relations expense decreased $.7 million or 19.7% to $2.7 million in 2001 from $3.4 million in 2000. This decrease primarily reflects merger efficiencies in the acquisition of media advertising.

    FDIC deposit insurance was stable at $.5 million in both 2001 and 2000, reflecting comparable-sized deposit portfolios in each year.

    Waypoint Financial recorded net income of $.4 million from real estate operations in 2001 as compared to net expense of $1.2 million in 2000. The gain in 2001 resulted primarily from net gains of $.6 million on the sale of residential real estate acquired in foreclosure (REO) at favorable market prices. During 2000, sales of REO properties occurred in a less favorable market and generated net losses of $.8 million.

    Amortization expense on intangible assets totaled $3.0 million in 2001, up $.1 million from 2000. This increase resulted from amortization of goodwill from the November, 2000 purchase of Owen Insurance, Inc. As a result of new accounting standards related to intangible assets, Waypoint Financial expects its amortization expense on existing intangible assets to decrease to $1.6 million in 2002. Detailed information on new accounting standards and Waypoint Financial's intangible assets is presented in the Notes to Consolidated Financial Statements.

    Expense from professional fees and outside services decreased $1.7 million or 35.6% to $3.1 million in 2001 from $4.8 million in 2000. This decrease resulted primarily from a $1.6 million decrease in processing and outside service costs to $1.9 million in 2001, which reflects merger efficiencies gained in information technology services. As noted previously, Waypoint Financial integrated all technology services to its in-house operations resulting in substantial savings in 2001 in outside service costs and technology spending as a whole. Remaining expenses in this category include legal, accounting, consulting, and other professional fees, which decreased to $1.2 million in 2001 from $1.3 million in 2000.

    Supplies, telephone and postage expense increased $.4 million or 8.6% to $5.4 million in 2001 from $5.0 million in 2000. This increase resulted from an increase of $.4 million in 2001 spending on printed forms, which reflects Waypoint Financial's reliance on in-house information technology and proof-of-deposit systems. All other 2001 spending on supplies, telephone, and postage remained level with 2000.

    Waypoint Financial incurred no merger expenses during 2001. During 2000, Waypoint Financial recorded $16.2 million of expense associated with the merger of Harris Financial and York Financial on October 17, 2000. Detailed information regarding this merger is presented in the Notes to Consolidated Financial Statements.

    Other expense increased $1.5 million or 15.9% to $10.8 million in 2001 from $9.3 million in 2000. Other expense includes customer account servicing expenses, OTS examination fees, director compensation, charitable contributions, insurance costs, and various administrative expenses. Customer account servicing expenses increased $.5 million or 13.9% to $4.1 million from $3.6 million in 2000 on growth in various portfolios, particularly in commercial and consumer loans. OTS fees increased $.5 million to $.8 million as all of Waypoint Financial's assets became subject to the OTS's asset-based examination fee structure. Corporate stock administration costs also increased $.3 million to $.5 million, which reflects the increase in Waypoint Financial's shareholder base with the stock offering and merger completed in October, 2000. All other expenses remained fairly stable in 2001 relative to 2000.

    Management believes a continuing emphasis on efficiency is essential to improving Waypoint Financial's profitability and increasing shareholder returns. Waypoint Financial will continue to seek and implement opportunities to drive unnecessary costs out of its operations without sacrificing efforts to continually improve the level of service provided to customers and clients.

    Income Tax Expense. Income tax expense was $17.9 million in 2001, which represented an effective tax rate of 31.4% on income before taxes of $57.0 million. In 2000, income tax expense was $3.9 million, which represented an effective tax rate of 26.7% on income before taxes of $14.6 million. Waypoint Financial's effective tax rate increased in 2001 due to a decrease in tax-exempt income in 2001 and the effect of merger expenses in 2000. For a more comprehensive analysis on income tax expense, see the Notes to Consolidated Financial Statements.

XII. Comparison of Results of Operations in 2000 and 1999

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

    During 2000, Waypoint Financial's average loans increased $275.9 million or 11.8% to $2.608 billion. The average balance of securities and other interest-earning assets increased $74.2 million or 4.4% over the prior year and results primarily from Waypoint's leveraged investing activities. The increase in interest-earning assets was funded by an increase in average deposits of $235.3 million or 9.8% and an increase in average borrowings of $131.7 million or 9.1%. Waypoint Financial's total average interest-bearing liabilities increased $367.0 million in 2000 to $4.208 billion from $3.841 billion in 1999. A primary factor affecting the interest income was the increase in volume of interest-earning assets and an increase in the yield on interest- earning assets of 31 basis points to 7.51%. Offsetting the increase in asset yields, the average rate on interest-bearing liabilities increased to 5.33% from 4.81% in the prior year. This higher average rate on liabilities was primarily the result of the increase in cost of funds for borrowings and time deposits related to increased market rates of interest and repricing of short-term maturities of such liabilities. The net effect caused the interest rate spread for 2000 to decrease to 2.18% from 2.39% in 1999.

    Provision for Loan Losses. In 2000, additions were made to the allowance for loan losses including provisions of $5.1 million and a pooling adjustment to conform accounting periods totaling $.2 million. Offsetting these additions were charge-offs, net of recoveries of $.8 million, totaling $5.8 million. This activity resulted in an allowance for loan losses of $22.6 million, or .87% of net loans before the allowance, at December 31, 2000. This compared to an allowance of $23.1 million, or .95% of net loans before the allowance, at December 31, 1999.

    Noninterest Income. Noninterest income decreased $1.3 million or 7.6% to $15.5 million in 2000 from $16.8 million in 1999. Table 3 presents a summary of the changes in noninterest income during the years 2000 and 1999.

    Service charges on deposits decreased $.6 million or (8.1)% to $6.5 million in 2000 from $7.1 million in 1999. This decrease resulted primarily from decreased overdraft and NSF income on retail deposit accounts, which included the effect of increased fee waivers during the fourth quarter of 2000. These waivers were associated with customer account conversion difficulties associated with the October, 2000 merger.

    Other service charges, commissions and fees include primarily brokerage fees, insurance fees, ATM and debit card fees, commercial banking fees, and trust and asset management fees. This income increased $2.0 million or 40.4% to $7.0 million in 2000 from $5.0 million in 1999. This increase resulted primarily from significant expansion of Waypoint Financial's commercial loan and deposit portfolios and other commercial service activities. Also, fee-generating activities have been enhanced by Waypoint Financial's licensing and training of retail banking representatives to provide financial services through the branch network. Waypoint also experienced a significant increase in revenue from its automated teller machine ("ATM") network as activity increased with the increase in account volume and due to ATM network expansion completed during 1999 and 1998. Waypoint Financial's analysis has indicated that a ramp-up period of generally one to two years is required for new ATMs to reach profitable revenue levels.

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

    Net servicing income is generated through servicing fees collected on loans serviced for others. Such amounts totaled $1.2 million for 2000, as compared to $1.6 million for 1999. During 2000, Waypoint Financial's loan servicing income was negatively impacted by servicing volume and by a $.3 million valuation adjustment charged to expense in the fourth quarter of 2000 due to a reduction in the market valuation of loan servicing rights. During the fourth quarter of 2000, a rapid change in market interest rate trends from a rising to a falling rate environment greatly increased estimated loan prepayment speeds, which has the effect of reducing forecasted net servicing income and thereby negatively impacts the valuation of servicing rights. The portfolio of loans serviced for others decreased to $741.7 million at December 31, 2000 from $1,361.3 million at December 31, 1999. The related loan servicing rights asset also decreased in 2000 to $6.4 million at December 31, 2000 from $12.7 million at December 31, 1999. During the first quarter of 2000, Waypoint Financial sold substantially all of its purchased mortgage servicing rights, which had a carrying value of $4.2 million at the time of sale, and recorded an immaterial gain. Waypoint Financial continues to invest in originated mortgage servicing rights generated from its mortgage banking operations. For additional information on loan servicing fees and loans serviced for others, refer to the Notes to the Consolidated Financial Statements.

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

    Other noninterest income increased $2.0 million to $2.5 million in 2000 from $.5 million in 1999. Noninterest income for 1999 was substantially reduced by Waypoint Financial's partnership interests in various joint ventures. Joint venture activities resulted in a net loss of $1.2 million in 2000 versus a net loss of $1.5 million in 1999. Also during 2000, Waypoint Financial recorded a fraud loss recovery of $1.9 million.

    Noninterest Expense. Table 4 presents a summary of the changes in noninterest expense during the years 2000 and 1999.

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

    Professional fees and outside services decreased $1.8 million or 27.5% to $4.8 million in 2000 from $6.6 million in 1999. During 1999, Waypoint Financial paid substantial consulting and advisory fees pursuant to merger and acquisition activity that was not associated with the merger of Harris Financial and York Financial. These fees were recorded as operating expense as the underlying merger and acquisition activity did not result in an acquisition. All other fees and outside service costs remained comparable in 2000 as compared to 1999.

    Supplies, telephone, and postage expense totaled $5.0 million, which represented a decrease of $.3 million or 6.3% from $5.3 million in 1999. Other noninterest expense increased $.5 million or 6.4% to $9.3 million in 2000 from $8.7 million in 1999, primarily as a result of increased write-offs to expense for uncollectible customer transaction amounts.

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

                                MANAGEMENT REPORT

Financial Statements

    Waypoint Financial, Corp. (Waypoint Financial) is responsible for the preparation, integrity and fair presentation of its published financial statements as of December 31, 2001, and the year then ended. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and as such, include amounts, some of which are based on judgements and estimates of management.

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

    Management assessed Waypoint Financial's internal control structure over financial reporting presented in conformity with accounting principles generally accepted in the United States and Thrift Financial Report instructions as of December 31, 2001. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2001, Waypoint Financial maintained an effective internal control structure over financial reporting presented in conformity with accounting principles generally accepted in the United States and Thrift Financial report instructions.

Compliance With Laws and Regulations

    Management is also responsible for compliance with the federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders designated by the FDIC as safety and soundness laws and regulations.

    Management assessed its compliance with the designated laws and regulations relating to safety and soundness. Based on this assessment, management believes that Waypoint Financial complied, in all significant respects, with the designated laws and regulations relating to safety and soundness for the year ended December 31, 2001.


                                             /s/ Charles C. Pearson, Jr.

                                             -----------------------------------
                                             Charles C. Pearson, Jr.,
                                             Co-Chairman of the Board and Chief
                                             Executive Officer

                                             /s/ James H. Moss

                                             -----------------------------------
                                             James H. Moss,
                                             Chief Financial Officer

                                             /s/ Joseph S. Arthur

                                             -----------------------------------
                                             Joseph S. Arthur,
                                             Controller

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Waypoint Financial Corporation:

We have audited the accompanying consolidated statements of financial condition of Waypoint Financial Corporation (a Pennsylvania corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of York Financial, Corp., a company acquired during 2000 in a transaction accounted for as a pooling of interests, as discussed in Note 3 to the Consolidated Financial Statements. Such statements are included in the consolidated financial statements of Waypoint Financial Corp. and reflect total interest income of 38 percent of the related consolidated totals in 1999. These statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts included for York Financial Corp., is based solely upon the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Waypoint Financial Corp. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

                                                       /s/ ARTHUR ANDERSEN LLP

Lancaster, PA
January 16, 2002

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                            December 31,
                                                                    ----------------------------
                                                                       2001              2000
                                                                    ----------        ----------
                                                                          (In Thousands)
                                        ASSETS
                                        ------

Cash and cash equivalents                                           $  116,583        $   99,837
Marketable securities held-to-maturity                                       -            22,709
Marketable securities available-for-sale                             2,552,360         1,854,872
Loans receivable, net                                                2,462,218         2,591,527
Loans held for sale, net                                                42,453            18,415
Loan servicing rights                                                    4,782             6,376
Investment in real estate and other joint ventures                      12,813            14,276
Premises and equipment                                                  43,931            49,824
Accrued interest receivable                                             28,298            30,505
Intangible assets                                                       13,564            16,356
Income taxes receivable                                                      -             2,335
Deferred tax asset, net                                                  1,516             7,914
Other assets                                                            95,225            43,240
                                                                    ----------        ----------
          Total assets                                              $5,373,743        $4,758,186
                                                                    ==========        ==========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------

Deposits                                                            $2,537,269        $2,625,720
Other borrowings                                                     2,291,987         1,625,329
Escrow                                                                   4,662             6,461
Accrued interest payable                                                12,620            21,927
Postretirement benefit obligation                                        2,809             2,712
Income taxes payable                                                       380                 -
Other liabilities                                                       37,801            30,469
                                                                    ----------        ----------
          Total liabilities                                          4,887,528         4,312,618

Commitments and Contingencies
Preferred stock, 10,000,000 shares authorized but unissued
Common stock, $ .01 par value, authorized 100,000,000 shares,
   40,163,477 shares issued and 39,176,840 outstanding
   at December 31, 2001, 39,018,962 shares issued
   and 38,737,325 shares outstanding at December 31, 2000                  402               391
Paid in capital                                                        312,009           295,008
Retained earnings                                                      215,600           189,745
Accumulated other comprehensive income                                    (280)          (16,327)
Employee stock ownership plan                                          (15,640)          (16,365)
Recognition and retention plans                                         (9,954)             (427)
Treasury stock, 986,637 shares at December 31, 2001
   and 281,637 shares at December 31, 2000                             (15,922)           (6,457)
                                                                    ----------        ----------
          Total stockholders' equity                                   486,215           445,568
                                                                    ----------        ----------
          Total liabilities and stockholders' equity                $5,373,743        $4,758,186
                                                                    ==========        ==========

           See accompanying notes to consolidated financial statements

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                             Years Ended December 31,
                                                                       -----------------------------------
                                                                          2001        2000          1999
                                                                       ---------    ---------    ---------
                                                                        (In Thousands, except share data)
Interest Income:
     Loans                                                             $ 196,640    $ 200,562    $ 178,438
     Marketable securities and interest-earning cash                     128,834      123,996      106,143
                                                                       ---------    ---------    ---------
               Total interest income                                     325,474      324,558      284,581
                                                                       ---------    ---------    ---------
Interest Expense:
      Deposits and escrow                                                106,932      125,140      105,406
      Borrowed funds                                                     103,197       99,179       79,302
                                                                       ---------    ---------    ---------
               Total interest expense                                    210,129      224,319      184,708
                                                                       ---------    ---------    ---------
          Net interest income                                            115,345      100,239       99,873
Provision for loan losses                                                  6,996        5,070        4,840
                                                                       ---------    ---------    ---------
               Net interest income after provision for loan losses       108,349       95,169       95,033
                                                                       ---------    ---------    ---------
Noninterest Income:
      Service charges on deposits                                          6,704        6,521        7,094
      Other service charges, commissions, fees                            10,631        6,994        4,980
      Loan servicing, net                                                   (163)       1,192        1,581
      Gain (loss) on sale and impairment of securities                     2,826       (1,792)       1,968
      Gain on sales of loans                                               3,919          161          677
      Other                                                                5,449        2,452          503
                                                                       ---------    ---------    ---------
               Total noninterest income                                   29,366       15,528       16,803
                                                                       ---------    ---------    ---------
Noninterest Expense:
      Salaries and benefits                                               41,934       39,064       37,679
      Equipment expense                                                    7,181        7,294        5,942
      Occupancy expense                                                    6,489        6,374        5,098
      Advertising and public relations                                     2,741        3,412        3,509
      FDIC insurance                                                         495          521        1,160
      (Income) expense from real estate operations                          (402)       1,247       (2,625)
      Amortization of intangibles                                          3,007        2,889        2,641
      Professional fees and outside services                               3,101        4,816        6,642
      Supplies, telephone and postage                                      5,384        4,956        5,287
      Merger-related expenses                                                  -       16,239            -
      Other                                                               10,761        9,285        8,726
                                                                       ---------    ---------    ---------
               Total noninterest expense                                  80,691       96,097       74,059
                                                                       ---------    ---------    ---------
Income before income taxes                                                57,024       14,600       37,777
Income tax expense                                                        17,886        3,905        9,805
                                                                       ---------    ---------    ---------
          Net Income                                                   $  39,138    $  10,695    $  27,972
                                                                       =========    =========    =========
Basic earnings per share                                               $    1.05    $    0.28    $    0.73
                                                                       =========    =========    =========
Diluted earnings per share                                             $    1.03    $    0.28    $    0.72
                                                                       =========    =========    =========

           See accompanying notes to consolidated financial statements

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                               Employee  Recognition
                                                                  Accumulated   Stock       and
                                    Common   Paid in  Retained  Comprehensive Ownership  Retention  Treasury           Comprehensive
                                     Stock   Capital  Earnings   Income(loss)    Plan    Plan (RRP)   Stock     Total      Income
                                    -------  -------  --------   ------------ ---------- ---------- --------  -------- -------------
                                                                            (In Thousands)
 Balance at January 1, 1999           380    129,902   173,414       4,168      (1,058)      (456)    (5,970)  300,380
 Net income                                             27,972                                                  27,972  $   27,972

 Dividends paid at $.34 per share                       (7,002)                                                 (7,002)
 Exercised stock options                1        397                                                               398
 Unrealized losses on securities,
    net of income tax benefit of
    $(26,553)                                                      (42,034)                                    (42,034)    (42,034)
                                                                                                                        ----------
 Comprehensive income                                                                                                   $  (14,062)
                                                                                                                        ==========
 ESOP stock committed for release                307                               232                             539
 Tax benefit exercised options                   156                                                               156
 Treasury stock purchased
    (177,918 shares)                                                                                  (1,729)   (1,729)
 Common stock dividends
    (737,934 shares at fair value)      7      6,777    (6,799)                                                    (15)
 Retirement of common stock            (2)    (1,664)                                                           (1,666)
 Common stock issued under
    dividend reinvestment plan          2      1,517                                                     684     2,203
                                    -----   --------  --------    --------   ---------   --------   --------  --------
 Balance at December 31, 1999         388    137,392   187,585     (37,866)       (826)      (456)    (7,015)  279,202

 Pooling adjustment to conform
    accounting periods                 (3)      (548)   (2,059)      1,367        (132)                  617      (758)
 Net income                                             10,695                                                  10,695  $   10,695
 Dividends paid at $.33 per share                       (7,471)                                                 (7,471)
 Exercised stock options                6        304                                                               310
 Unrealized gains on securities,
    net of income tax of $10,862                                    20,172                                      20,172      20,172
                                                                                                                        ----------
 Comprehensive income                                                                                                   $   30,867
                                                                                                                        ==========
 ESOP stock committed for release                171                               233                             404
 Earned portion of RRP Plan                       16                                           29                   45
 Tax benefit of RRP shares
    awarded and      exercised
    options                                        9                                                                 9
 Treasury stock purchased
    (147,250 shares)                                                                                  (1,301)   (1,301)
 Common stock issued under
    dividend reinvestment plan                   398                                                   1,242     1,640
 Stock released as compensation                 (112)                                                             (112)
 Stock issuance on conversion
    (net of costs of $10,887,000)            157,378       995                 (15,640)                        142,733
                                    -----   --------  --------    --------   ---------   --------   --------  --------
 Balance at December 31, 2000         391    295,008   189,745     (16,327)    (16,365)      (427)    (6,457)  445,568

 Net income                                             39,138                                                  39,138  $   39,138
 Dividends paid at $.34 per share                      (13,283)                                                (13,283)
 Exercised stock options                2      1,986                                                             1,988
 Unrealized gains on securities,
    net of income tax of $8,641                                     16,047                                      16,047      16,047
                                                                                                                        ----------
 Comprehensive income                                                                                                   $   55,185
                                                                                                                        ==========
 ESOP stock committed for release                937                               725                           1,662
 Earned portion of RRP                            43                                        2,519                2,562
 Establish RRP                          9     12,470                                      (12,046)                 433
 Tax benefit exercised options                 1,171                                                             1,171
 Treasury stock purchased
    (705,000 shares)                                                                                  (9,561)   (9,561)
 Common stock issued under
    dividend reinvestment plan                   428                                                      96       524
 Stock released as compensation                  (34)                                                              (34)
                                    -----   --------  --------    --------   ---------   --------   --------  --------
 Balance at December 31, 2001        $402   $312,009  $215,600    $   (280)  $(15,640)   $ (9,954)  $(15,922) $486,215
                                    =====   ========  ========    ========   =========   ========   ========  ========

          See accompanying notes to consolidated financial statements.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               Years Ended December 31,
                                                                                      ----------------------------------------
                                                                                          2001          2000           1999
                                                                                      -----------   -----------    -----------
                                                                                                   (In Thousands)
Cash flows from operating activities:
     Net income                                                                       $    39,138   $    10,695    $    27,972
     Adjustments to reconcile net income to net cash
          provided by operating activities:
               Provision for loan losses                                                    6,996         5,070          4,840
               Net depreciation, amortization and accretion                                 7,619         5,822          6,771
               Loans originated for sale                                                 (231,210)     (192,668)       (76,282)
               Proceeds from sales of loans originated for sale                           197,739       180,879         73,798
               Origination of loan servicing rights                                          (550)       (1,734)        (2,444)
               Proceeds from sales of trading securities                                        -         1,200         31,327
               Net (gain) loss on sales of interest-earning assets                         (6,745)        1,620         (2,224)
               (Gain) loss on the sale of foreclosed real estate                             (553)          832         (2,594)
               Realized loss (gain) on trading securities                                       -            11           (421)
               Loss from joint ventures                                                       529         1,251          1,496
               Increase (decrease) in accrued interest receivable                           2,207        (2,751)        (4,538)
               (Decrease) increase in accrued interest payable                             (9,305)       10,129          3,914
               Amortization of intangibles                                                  3,007         2,889          2,641
               Earned ESOP shares                                                           1,662           404            539
               Earned RRP shares                                                            2,562            54              -
               (Benefit) provision for deferred income taxes                               (2,905)       (3,799)         3,035
               Decrease (increase) in income taxes receivable                               2,715          (713)         2,557
               (Gain) loss on sale of premises and equipment                                 (331)           98             47
               Other, net                                                                      90       (14,801)        18,376
                                                                                      -----------   -----------    -----------
                       Net cash provided by operating activities                           12,665         4,488         88,810
                                                                                      -----------   -----------    -----------
Cash flows from investing activities:
     Proceeds from maturities, sales, and
          principal reductions of marketable securities                                 1,116,366       405,072        644,205
     Purchase of marketable securities                                                 (1,724,111)     (518,705)      (669,815)
     Loans sold                                                                            31,334        71,526        137,374
     Loan originations less principal payments on loans                                    85,572      (331,874)      (689,242)
     Loan servicing rights sold                                                                 -         6,425          2,119
     Investments in real estate held for investment and other joint ventures               (1,421)       (3,544)        (3,930)
     Proceeds on real estate and premises and equipment                                     4,454         8,650         18,841
     Purchases of premises and equipment, net                                              (4,189)      (14,540)        (7,665)
     Purchase of bank-owned life insurance                                                (60,000)       (5,452)             -
     Branch purchase                                                                            -             -         22,054
     Acquisition of subsidiary net assets, net
          of cash acquired                                                                      -        (1,165)             -
                                                                                      -----------   -----------    -----------
                    Net cash used in investing activities                                (551,995)     (383,607)      (546,059)

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES

                                                                                              Years Ended December 31,
                                                                                      ---------------------------------------
                                                                                          2001         2000           1999
                                                                                      -----------   -----------    ----------
                                                                                                  (In Thousands)
Cash flows from financing activities:
          Net (decrease) increase in deposits                                             (88,451)      148,506       186,693
          Net increase in other borrowings                                                666,658        88,800       305,174
          Net decrease in escrow                                                           (1,799)         (426)       (4,395)
          Proceeds from issuance of common stock                                                -       158,373             -
          Dividend reinvestment plan                                                          428           398         1,519
          Cash dividends                                                                  (13,283)       (7,471)       (7,002)
          Repurchase and retirement of stock                                                    -             -        (1,666)
          Payments to acquire treasury stock                                               (9,561)       (1,301)       (1,729)
          Issuance of treasury stock                                                           96         1,242           684
          Establish ESOP                                                                        -       (15,640)            -
          Proceeds from the exercise of stock options                                       1,988           310           398
                                                                                      -----------   -----------    ----------
                     Net cash provided by financing operations                            556,076       372,791       479,676
                                                                                      -----------   -----------    ----------
                    Net increase (decrease) in cash and cash equivalents                   16,746        (6,328)       22,427
Pooling Adjustment to conform accounting years                                                  -        (4,774)            -
Cash and cash equivalents at beginning of period                                           99,837       110,939        88,512
                                                                                      -----------   -----------    ----------
Cash and cash equivalents at end of period                                            $   116,583   $    99,837    $  110,939
                                                                                      ===========   ===========    ==========
Supplemental disclosures:
Cash paid during the years for:
          Interest on deposits, advances and other borrowings
               (includes interest credited to deposit accounts)                       $   219,434   $   215,444    $  180,770
          Income taxes                                                                     18,306         7,579         3,657
Non-cash investing activities:
          Transfers from loans to foreclosed real estate                              $     1,545   $     3,422    $    3,905
          Exchange of loans for mortgage-backed securities                                 12,698        84,168       114,206
Non-cash financing activities
          Establish RRP                                                               $    12,046   $         -    $        -
Acquisitions:
          Fair value of assets acquired                                               $         -   $     1,857    $   11,870
          Purchase intangible assets originated                                                 -         1,627         3,349
          Fair value of liabilities assumed                                                     -         1,224        37,273

           See accompanying notes to consolidated financial statements

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2001, 2000, and 1999
          (All dollar amounts presented in the tables are in thousands, except share amounts)


(1)  Summary of Significant Accounting Policies

     The accounting and reporting policies of Waypoint Financial Corp. ("Waypoint Financial" or "the Company") and its subsidiaries conform to accounting principles generally accepted in the United States and to general practices within the banking industry. The following is a description of the more significant of those policies.

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

     Waypoint Financial and Waypoint Bank are subject to the regulations of the Office of Thrift Supervision ("OTS"), Federal Deposit Insurance Corporation ("FDIC"), the Federal Reserve Bank ("FRB"), the Federal Home Loan Bank ("FHLB"), and the Securities and Exchange Commission ("SEC") and may undergo periodic examinations by these regulatory authorities.

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

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

      Waypoint Financial accounts for loans in accordance with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures". Management considers current information and events regarding the borrowers' ability to repay their obligations and considers a loan to be impaired when it is probable that Waypoint Financial will be unable to collect all amounts due according to the contractual terms of the loan agreement. In evaluating whether a loan is impaired, management considers not only the amount that Waypoint Financial expects to collect but also the timing of collection. Generally, if a delay in payment is insignificant, a loan is not deemed to be impaired.

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

      The allowance for loan losses represents management's best estimate of probable losses at the end of the respective reporting periods. An analysis of the allowance is prepared on a quarterly basis. The allowance required for commercial loans is developed through an analysis of each loan within the portfolio for evidence of a loss confirming event. Such events include delinquencies, loss activity, decreases in cash flow or other adverse economic or demographic events. Allowances for mortgage and consumer loans are determined by applying reserve factors to pools of loans with similar risk attributes. These factors are developed by considering charge-off history, delinquencies and credit concentrations. Reserve factors are modified as specific events warrant.

      Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions and asset mix.

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

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(g) Loan Servicing

      Waypoint Financial follows the provisions of Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". When capitalizing mortgage servicing rights, Waypoint Financial allocates the total cost of the mortgage loans (the recorded investment in the mortgage loans including net deferred fees or costs and any purchase premium or discount) to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. Such fair value is primarily based on observable market prices. Mortgage servicing rights (including purchased mortgage servicing) are amortized in proportion to, and over the period of, estimated net servicing revenue based on management's best estimate of remaining loan lives.

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

    (h) Real Estate Held for Investment and Foreclosed Real Estate

      Waypoint Financial follows the provisions of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed of" (SFAS 121). SFAS 121 provides guidance for recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill related to both assets to be held and used and assets to be disposed of. Real estate properties acquired through loan foreclosure are initially recorded at the lower of the carrying or fair value less estimated costs to sell at the date of foreclosure. At the time of foreclosure, the excess, if any, of the carrying value over the estimated fair value of the property less estimated costs to sell is charged to the allowance for loan losses. Real estate properties held for investment are carried at the lower of cost, including cost of improvements and amenities incurred subsequent to acquisition, or estimated net realizable value. Costs relating to development and improvement of property are capitalized, whereas costs relating to holding property are expensed.

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

    (j) Intangible Assets

      Deposit premiums are amortized using the straight-line method over the estimated benefit period. The amortization period for deposit premiums is subject to periodic review for reasonableness by management. Management also periodically reviews its deposit premiums for potential impairment.

    (k) Income Taxes

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

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES

 (l) Derivative Financial Instruments

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

    Waypoint Financial does not engage in foreign business operations and, accordingly, has no derivative instruments associated with such operations. Waypoint Financial was not required to record a transition adjustment to any derivative contracts that meet the definition of a fair value hedging instrument due to the immateriality of related amounts. Waypoint Financial also did not record any net-of-tax transition adjustments in accumulated other comprehensive income as a result of recognizing derivatives that are designated as cash flow hedging instruments at fair value due to the immateriality of related amounts.

    The Company upon adoption of SFAS 133 reclassified $22.7 million of held-to-maturity securities as "available-for-sale" so that those securities would be eligible as hedged items in future hedge transactions. Under the provisions of SFAS No. 133, such a reclassification does not call into question the Company's intent to hold current or future debt securities to their maturity.

  Accounting for Derivative Instruments and Hedging Activities

    Waypoint Financial recognizes all derivatives on the balance sheet at fair value. On the date the derivative instrument is entered into, the company generally designates the derivative as either (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value hedge") or (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow hedge"). Changes in the fair value of a derivative that is designated as, and meets all the required criteria for, a fair value hedge, along with the change in the fair value of the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings. Changes in the fair value of a derivative that is designated as, and meets all the required criteria for, a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings.

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

    There was no material hedge ineffectiveness related to cash flow and fair value hedges during the period to be recognized in earnings. There was no gain or loss reclassified from accumulated other comprehensive income into earnings during the year ended December 31, 2001, as a result of the discontinuance of a cash flow hedge due to the probability of the original forecasted transaction not occurring.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

 (m)  Earnings Per Share

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

                                                             2001           2000           1999
                                                          -----------    -----------    -----------
         Average shares of common stock outstanding:
                   Basic                                   37,349,442     38,111,715     38,236,594
                   Effect of stock options and grants         563,494        266,523        380,389
                                                          -----------    -----------    -----------
                            Diluted                        37,912,936     38,378,238     38,616,983
                                                          ===========    ===========    ===========

    The following anti-dilutive options were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares during the period:

                                Number of
                              Anti-dilutive   Weighted Average      Expiration
              Year Ended         Options       Exercise Price         Through
             -------------    -------------    --------------    -----------------
         December 31, 2001        176,206           $18.15       February 15, 2009
         December 31, 2000        454,759           $15.61         October 2, 2010
         December 31, 1999        273,117           $26.41         October 9, 2009

 (n)  Dividends

      Waypoint Bank may not pay dividends on or repurchase any of its common stock if the effect thereof would reduce net worth below the level of adequate capitalization as defined by the FDIC and the Office of Thrift Supervision

(o)   Stock-Based Compensation

      Waypoint Financial follows the intrinsic value method to account for compensation expense related to the award of stock options and furnishes the pro forma disclosures required under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" related to the fair value of stock options awarded.

 (p)  Comprehensive Income

      Waypoint Financial follows Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). This statement prescribes standards for reporting and display of comprehensive income and its components. SFAS 130 requires unrealized gains or losses on Waypoint Financial's marketable securities to be included in other comprehensive income. In accordance with SFAS 130, Waypoint Financial presents comprehensive income within the consolidated statements of stockholders' equity.

      Waypoint Financial recorded reclassification adjustments out of other comprehensive income totaling ($1,837,000), $1,158,000, and $547,000 in 2001,
2000, and 1999, respectively, for (gains) losses realized on securities available for sale. These adjustments included tax expense (benefit) of $989,000, ($623,000), and ($371,000) in 2001, 2000, and 1999, respectively.

 (q)  Business Segments

      Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", prescribes standards for the way public enterprises report information about operating segments in the financial statements. Based on the guidance provided by the Statement, Waypoint Financial does not have more than one operating segment that would require additional disclosures in accordance with the Statement.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

 (r)  Recently Issued Accounting Guidance

Accounting for Business Combinations, Goodwill and Other Intangible Assets

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 requires the use of a non-amortization approach to account for goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations but instead, would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. Waypoint Financial will cease the amortization of goodwill that was recorded in past business combinations on January 1, 2002. Goodwill amortization expense was $1,048,000 in 2001. The Company will assess goodwill for potential impairment and has not yet determined whether or the extent to which it will affect the financial statements. Intangible assets are discussed further in Note (9), which appears later in this report.

Accounting for the Impairment or Disposal of Long-Lived Assets

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." It supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." It is effective January 1, 2002 and establishes criteria beyond that previously specified in Statement 121 to determine when a long-lived asset is held for sale. The adoption of Statement 144 is not expected to have a material impact on Waypoint Financial's financial condition or results of operations.

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

     Quantitative measures established by regulation to ensure capital adequacy require Waypoint Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined by the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). At December 31, 2001 and 2000, Waypoint Bank met all capital adequacy requirements to which it is subject.

     Waypoint Bank's capital amounts and ratios are presented in the following table:

                                                                                                               Well Capitalized
                                                                                                                 Under Prompt
                                                                                        For Capital               Corrective
                                                                                     Adequacy Purposes           Action Rules
                                                                                  ---------------------      --------------------
   Waypoint Bank                                                 Actual              Minimum Required          Minimum Required
                                                       ----------------------     ---------------------      --------------------
   As of December 31, 2001                               Amount         Ratio       Amount        Ratio        Amount       Ratio
   -----------------------                             ---------        -----     ---------       -----      ---------      -----
   Total Capital/Risk Weighted Assets                  $ 434,847         14.6%    $ 238,377         8.0%     $ 297,971       10.0%
   Tier 1 Capital/Risk Weighted Assets                   409,125         13.7       119,189         4.0        178,783        6.0
   Tier 1 Capital/Average Assets                         409,125          8.1       202,703         4.0        253,379        5.0

   As of December 31, 2000                               Amount         Ratio       Amount        Ratio        Amount       Ratio
   -----------------------                             ---------        -----     ---------       -----      ---------      -----

   Total Capital/Risk Weighted Assets                  $ 407,016         13.9%    $ 233,551         8.0%     $ 291,939       10.0%
   Tier 1 Capital/Risk Weighted Assets                   382,599         13.1%      116,776         4.0%       175,163        6.0%
   Tier 1 Capital/Average Assets                         382,599          7.9%      193,393         4.0%       241,741        5.0%

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    A reconciliation of Waypoint Bank's regulatory capital to capital using accounting principles generally accepted in the United States (GAAP) as of December 31, 2001 follows:

                                                                                                    Tier 1
                                                                                    Tangible        (Core)       Risk-based
                                                                                     Capital        Capital       Capital
                                                                                    --------       --------     ----------
GAAP capital at Waypoint Financial                                                  $486,215       $486,215       $486,215
Capital attributed to affiliates                                                     (65,444)       (65,444)       (65,444)
                                                                                    --------       --------       --------
GAAP capital at Waypoint Bank                                                        420,771        420,771        420,771

Capital adjustments:
       Unrealized losses, net of taxes, on securities available for sale                 328            328            328
       Allowance for loan losses                                                           -              -         23,069
       Certain intangible assets                                                     (11,860)       (11,860)       (11,860)
       Disallowed servicing assets                                                      (114)          (114)          (114)
       Allowable unrealized gains, net of taxes, on equity securities
         available for sale                                                                -              -          2,653
                                                                                    --------       --------       --------
       Regulatory capital at Waypoint Bank                                          $409,125       $409,125       $434,847
                                                                                    ========       ========       ========

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

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     The results of operations previously reported by the separate entities and the combined amounts presented in the accompanying consolidated financial statements are presented below:

                                                   Nine Months
                                                     Ended          Year Ended
                                                  September 30,     December 31,
                                                      2000             1999
                                                  -------------     ------------
                                                   (unaudited)
                                                          (In thousands)
     Net interest income
          Harris Financial                           $ 46,909         $ 61,438
          York Financial                               27,874           38,435
                                                     --------         --------
               Combined                              $ 74,783         $ 99,873
                                                     ========         ========
     Net income
          Harris Financial                           $ 13,644         $ 18,683
          York Financial                                6,696            9,289
                                                     --------         --------
               Combined                              $ 20,340         $ 27,972
                                                     ========         ========

     Prior to the combination, York Financial's fiscal year ended on June 30. York Financial's financial statements as of and for the fiscal year ended June 30, 2000 were combined with Waypoint Financial's financial statements as of and for the year ended December 31, 1999.

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

     During 2000, Waypoint Financial recorded $16,239,000 of expenses ($12,056,000 after-tax) associated with the merger of Waypoint Financial and York Financial on October 17, 2000. The major components of merger expense included: advisory and professional fees of $3,806,000, compensation and benefit plan integration expenses of $6,655,000, system conversion and account integration costs of $3,355,000, charges for duplicate facilities of $1,203,000, and various other expenses totaling $1,220,000. Waypoint Financial recorded certain liabilities associated with merger-related costs as follows:

                                                                      Reductions during the
                                                  Balance as of             year ended           Balance as of
                                                December 31, 2000       December 31, 2001      December 31, 2001
                                                ----------------------------------------------------------------
Compensation and benefit plans                           $  3,321                   $ 1,510              $ 1,811
System conversion and account integration                     135                       135                    -
                                                ----------------------------------------------------------------
   Total accrued merger costs                            $  3,456                   $ 1,645              $ 1,811
                                                ================================================================

Waypoint Financial expects to settle through payment substantially all remaining accrued merger costs by December 31, 2002.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     The following table presents selected (unaudited) financial information for York Financial Corp. for the six months ended June 30, 2000:

                                                                           For the Six
                                                                           Months Ended
                                                                           June 30, 2000
                                                                           -------------
     Selected Operating Data:
          Interest income                                                    $  57,958
          Interest expense                                                      38,884
          Provision for loan losses                                                510
                                                                             ---------
          Net interest income after provision for loan losses                   18,564
                                                                             ---------
          Noninterest income                                                     3,221
          Noninterest expense                                                   16,399
          Provision for income taxes                                               719
                                                                             ---------
               Net income                                                    $   4,667
                                                                             =========
     Selected shareholders' equity data:
          Shareholders' equity at December 31, 1999                          $ 109,120
          Net income                                                             4,667
          Cash dividends paid                                                   (2,608)
          Net change in unrealized losses on securities available for sale      (1,367)
          Activity associated with stock option and ESOP plans                     258
          Activity associated with treasury stock                               (1,301)
          Dividend reinvestment plan                                             1,109
                                                                             ---------
          Shareholders' equity at June 30, 2000                              $ 109,878
                                                                             =========
     Selected cash flow data:
          Net income                                                         $   4,667
            Net adjustments to reconcile net income to net cash provided
             by operating activities                                           (14,151)
                                                                             ---------
          Net cash used in operations                                           (9,484)
          Net cash flows from investing activities                              (2,345)
          Net cash flows from financing activities                              16,603
                                                                             ---------
          Net change in cash and cash equivalents                                4,774
          Cash and cash equivalents at December 31, 1999                        32,552
                                                                             ---------
          Cash and cash equivalents at June 30, 2000                         $  37,326
                                                                             =========

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(4)  Marketable Securities

     The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for held-to-maturity and available-for-sale securities by major security type were as follows:

                                                                                   As of December 31, 2001
                                                                  ----------------------------------------------------------
                                                                                    Gross           Gross
                                                                                 Unrealized      Unrealized
                                                                   Amortized       Holding         Holding
                                                                      Cost          Gains           Losses         Fair Value
                                                                  ----------     -----------     -----------       ----------
Available for sale:
      U.S. Government and agencies                                $  522,531      $    4,329      $   (1,502)      $  525,358
      Corporate bonds                                                 89,788             109          (7,222)          82,675
      Municipal securities                                            82,734           1,962          (1,049)          83,647
      FHLB stock                                                      92,147               -               -           92,147
      Equity securities                                              118,392           6,110            (152)         124,350
      Mortgage-backed securities:
         Commercial mortgage-backed securities                        10,002               -              (2)          10,000
         Agency PC's & CMO's                                         852,239             816          (6,335)         846,720
         Private issue CMO's                                         784,491           6,491          (3,519)         787,463
                                                                  ----------      ----------      ----------       ----------
                    Total mortgage-backed securities               1,646,732           7,307          (9,856)       1,644,183
                                                                  ----------      ----------      ----------       ----------
                    Total securities available for sale           $2,552,324      $   19,817      $  (19,781)      $2,552,360
                                                                  ==========      ==========      ==========       ==========

                                                                                   As of December 31, 2000
                                                                  -----------------------------------------------------------
Held to Maturity:
      U.S. Government and agencies                                $    3,500      $       13          $    -       $    3,513
      Corporate bonds                                                 19,054               -            (990)          18,064
      GNMA Mortgage-backed securities                                    155               8               -              163
                                                                  ----------      ----------      ----------       ----------
                    Total securities held to maturity             $   22,709      $       21      $     (990)      $   21,740
                                                                  ==========      ==========      ==========       ==========
Available for sale:
      U.S. Government and agencies                                $  491,998      $      506      $  (10,074)      $  482,430
      Corporate bonds                                                 63,609               -          (4,952)          58,657
      Municipal securities                                            69,119           2,622            (280)          71,461
      FHLB stock                                                      76,540               -               -           76,540
      Equity securities                                               74,351           4,871          (1,047)          78,175
      Mortgage-backed securities:
         Agency PC's & CMO's                                         475,735             685         (12,272)         464,148
         Private issue CMO's                                         629,795           1,450          (7,784)         623,461
                                                                  ----------      ----------      ----------       ----------
                    Total mortgage-backed securities               1,105,530           2,135         (20,056)       1,087,609
                                                                  ----------      ----------      ----------       ----------
                    Total securities available for sale           $1,881,147      $   10,134      $  (36,409)      $1,854,872
                                                                  ==========      ==========      ==========       ==========

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     The following table presents Waypoint Financial's marketable securities as of December 31, 2001 stratified by maturity as indicated:

                                                                 Cost         Fair Value
                                                                 ----         ----------
     Available for sale:
          Due in one year or less                            $   10,233       $   10,376
          Due after one through five years                      115,778          115,903
          Due after five through ten years                      349,930          352,842
          Due after ten years                                   219,112          212,559
          Equity                                                210,539          216,496
          Mortgage-backed securities                          1,646,732        1,644,183
                                                             ----------       ----------
                Total securities available for sale          $2,552,324       $2,552,360
                                                             ==========       ==========


     Marketable securities having a market value of $62,260,000 and $40,883,000 at December 31, 2001 and 2000, respectively, were pledged to secure public deposits. Marketable securities having a market value of $635,109,000 and $508,902,000 were pledged as collateral for FHLB advances at December 31, 2001 and 2000, respectively.

     Activity from the sale of marketable securities is as follows:

                                                       2001         2000            1999
                                                    --------------------------------------
     Proceeds                                       $535,313      $360,755       $ 478,270
                                                    ========      ========       =========
     Gross realized gains                           $  3,670      $  7,439       $   5,156
     Gross realized losses                              (845)       (9,231)         (3,188)
                                                    --------      --------       ---------
     Net realized gain (loss)                       $  2,826      $ (1,792)      $   1,968
                                                    ========      ========       =========


    Included in the net realized loss for 2000 was a valuation adjustment for other than temporary impairment on a marketable security of $1,842,000.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(5) Loans Receivable

      Loans receivable at December 31 are summarized as follows:
                                                                                         2001          2000
                                                                                    ------------    ----------
Residential mortgage loans (principally conventional):
     Secured by 1-4 family residences                                                 $1,025,688    $1,274,684
     Construction (net of undistributed portion of $34,676 in 2001
        and $67,073 in 2000)                                                              36,040        90,712
                                                                                    ------------    ----------
                                                                                       1,061,728     1,365,396
Less:
     Unearned premium                                                                        159           210
     Net deferred loan origination fees                                                    5,116         4,491
                                                                                    ------------    ----------
              Total residential mortgage loans                                         1,056,453     1,360,695
                                                                                    ------------    ----------
Commercial loans:
     Commercial real estate                                                              484,894       396,125
     Commercial business                                                                 272,389       234,837
     Construction and site development (net of undistributed portion
             of $26,015 in 2001 and $9,935 in 2000)                                       25,428        11,840
Less:
     Net deferred loan origination fees                                                    1,171           923
                                                                                    ------------    ----------
              Total commercial loans                                                     781,540       641,879
                                                                                    ------------    ----------

Consumer and other loans:
     Manufactured housing                                                                 97,243        90,226
     Home equity and second mortgage                                                     322,182       326,024
     Indirect automobile                                                                 127,258       117,377
     Other                                                                                78,075        55,939
                                                                                    ------------    ----------
                                                                                         624,758       589,566
Plus:
     Net deferred loan origination fees                                                  (2,185)        (1,503)
     Dealer reserve                                                                       24,721        23,476
                                                                                    ------------    ----------
              Total consumer and other loans                                             647,294       611,539
                                                                                    ------------    ----------
Less:
     Allowance for loan losses                                                            23,069        22,586
                                                                                    ------------    ----------
              Net loans                                                               $2,462,218    $2,591,527
                                                                                    ============    ==========


    Loans having a carrying value of $1.361 billion were pledged as collateral for FHLB advances at December 31, 2001.

    Activity in the allowance for loan loss is summarized as follows for the years ended December 31:

                                                                                     2001          2000        1999
                                                                                ------------   -----------  ----------
    Balance at the beginning of the year                                           $22,586      $23,127      $19,891
    Pooling adjustment to conform accounting periods                                     -          234            -
    Provision charge to income                                                       6,996        5,070        4,840
    Less: Portion of provision related to unfunded commitments                           -            -          617
    Charge-offs and recoveries, net                                                 (6,513)       5,845)      (2,221)
                                                                                ----------     --------     --------
    Balance at the end of the year                                                 $23,069      $22,586      $23,127
                                                                                ==========     ========     ========


                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     Non-accrual and renegotiated loans for which interest has been reduced totaled approximately $8,236,000 in 2001, $5,696,000 in 2000, and $10,270,000 in
1999. Interest income foregone on these loans amounted to $300,000 in 2001, $210,000 in 2000, and $352,000 in 1999.

     At December 31, 2001 and 2000, Waypoint Financial had $8,236,000 and $5,852,000, respectively, in impaired loans. The December 31, 2001 and 2000 allowance for loan losses has a reserve of $1,849,000 and $1,788,000, respectively, for these impaired loans.

(6)  Loan Servicing

     Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans totaled $633,138,000, $741,740,000, and $1,361,300,000 at December
31, 2001, 2000, and 1999, respectively.

     Activity associated with mortgage servicing rights is summarized as follows:

                                                               Purchased   Originated     Total
                                                               ---------   ----------   ---------
     Balance at December 31, 1999                               $  4,338    $  8,400    $ 12,738
     Additions                                                       -         1,734       1,734
     Sales                                                        (4,246)     (2,179)     (6,425)
     Amortization                                                    (66)     (1,134)     (1,200)
     Net change in valuation allowance                               200        (499)       (299)
     Pooling adjustment to conform accounting years                   (1)       (171)       (172)
                                                                --------    --------    --------
     Balance at December 31, 2000                                    225       6,151       6,376
     Additions                                                        -          562         562
     Amortization                                                   (113)     (1,855)     (1,968)
     Net change in valuation allowance                                 -        (188)       (188)
                                                                --------    --------    --------
     Balance at December 31, 2001                               $    112    $  4,670    $  4,782
                                                                ========    ========    ========

     Balances in the valuation allowance for mortgage servicing rights were $693,000 at December 31, 2001 and $505,000 at December 31, 2000.

     Custodial investor balances maintained in connection with the foregoing mortgage servicing rights were approximately $17,367,000 at December 31, 2001, and $10,536,000 at December 31, 2000.

     Waypoint Financial establishes the value of its originated mortgage servicing rights using comparative market prices for mortgage servicing rights at the time the servicing rights are created. Waypoint Financial used the following assumptions to measure the fair value of mortgage servicing rights related to securitizations and recorded losses and gains on securitizations as follows:

                                                        2001            2000            1999
                                                   --------------  --------------  --------------
     Discount rates                                 8.5% to 10.0%   9.0% to 10.0%   9.0% to 10.0%
     Average prepayment rate                        9.0% to 41.0%   9.0% to 40.0%   9.0% to 14.0%
     Gain (loss) on securitized loans                 $276,000        ($11,000)        $421,000

     Waypoint Financial performs a quarterly market value analysis of its mortgage servicing rights on an individual strata basis. For each strata, if the calculated market value is less than the carrying value of the servicing rights, a valuation adjustment is recorded to write down the servicing rights to the market value. As of December 31, 2001, total mortgage servicing rights reflected a fair market value of $5,186,000.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     At December 31, 2001, Waypoint Financial's valuation of mortgage servicing rights reflected an average discount rate of 8.59% and an average prepayment rate of 21.9%. Waypoint Financial also stresses certain modeling assumptions used in determining the value of its mortgage servicing rights. At December 31, 2001, the high and low values resulting from stressed assumptions were $5,705,000 and $4,668,000, respectively.

     During the first quarter of 2000, Waypoint Financial sold substantially all of its purchased mortgage servicing rights and recorded a net gain of $.1 million.

(7)  Investment in Real Estate and Other Joint Ventures

     A summary of real estate is as follows:

                                                                                    December 31
                                                                                 -----------------
                                                                                  2001       2000
                                                                                 -----------------
     Held for investment (net of accumulated depreciation of $30,000 in 2001
        and $1,000 in 2000)                                                      $  954     $1,344
     Foreclosed assets held for sale                                                804      3,211
                                                                                 ------     ------
                                                                                  1,758      4,555
     Less: Allowance for real estate losses                                           -        125
                                                                                 ------     ------
                                                                                 $1,758     $4,430
                                                                                 ======     ======

     An analysis of the allowance for real estate losses is as follows:

                                                                        Year Ended December 31,
                                                                      ----------------------------
                                                                       2001       2000       1999
                                                                      ------     ------     ------
     Balance at beginning of year                                     $ 125      $  55      $  45
     Pooling adjustment to conform accounting periods                     -        (44)         -
     Provision charged to real estate expense                             -        338        250
     Less: Real estate losses charged to allowance                     (125)      (224)      (240)
                                                                      -----      -----      -----
     Balance at end of year                                           $   -      $ 125      $  55
                                                                      =====      =====      =====

     Waypoint Financial is a partner in an unconsolidated joint venture in which its ownership percentage is less than 20%. The corporation's investment in this joint venture is accounted for under the equity method of accounting. At December 31, 2001 and 2000, the carrying value of this investment was approximately $5,103,000 and $3,984,000, respectively. Waypoint Financial's share of the venture's net income (loss) for the years ended December 31, 2001, 2000, and 1999 was $33,000, ($1,147,000), and ($956,000), respectively.

     Waypoint Financial also maintains a minority interest in a joint venture associated with reinsurance of credit life and disability insurance products sold in the course of Waypoint Financial's banking activities. The carrying value of this investment was $470,000 and $413,000 at December 31, 2001 and 2000, respectively.

     Waypoint Financial acquired a 50% equity interest in an unconsolidated joint venture in 1999 that provides business advisory services within Waypoint Financial's primary market area. The carrying value of this equity interest totaled $(18,000) and $(46,000) at December 31, 2001 and 2000, respectively. Waypoint Financial's portion of joint venture losses totaled $202,000, $219,000 and $0 in 2001, 2000, and 1999, respectively. In addition, Waypoint Financial charged $182,000 to expense in 2001 to write off the remaining portion of deferred compensation agreements associated with this activity.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     Waypoint Financial is a limited partner in several partnerships (approximate ownership position of 99%) for the purpose of acquiring, renovating, operating and leasing qualified low-income housing and historic properties. At December 31, 2001 and 2000, aggregate net equity investment in these partnerships approximated $5,096,000 and $5,541,000 respectively. Waypoint Financial's share of the partnerships' net (loss) income of $(486,000), $66,000, and ($514,000) for the years ended December 31, 2001, 2000, and 1999, respectively, is included in operations under the equity method of accounting. Benefits attributed to these partnerships include low-income housing and historic tax credits.

     A subsidiary of Waypoint Bank operates two unconsolidated joint ventures engaged in residential real estate development. At December 31, 2001 and 2000, the combined carrying values of these investments were approximately $171,000 and ($142,000), respectively. The Corporation's share of the ventures' net incomes for the years ended December 31, 2001, 2000, and 1999 was $81,000, $76,000, and $46,000, respectively.

(8)  Premises and Equipment

     A summary of premises and equipment at December 31 follows:

                                                              Estimated
                                               ------------------------------------------
                                                    2001         2000      Useful Lives
                                               ------------ ------------ ----------------
     Land and improvements                       $   7,460    $   7,790
     Buildings and improvements                     25,814       31,294     5-40 years
     Leasehold improvements                          9,369        8,831     5-25 years
     Furniture and equipment                        32,806       31,812     3-10 years
     Automobiles                                       467          292        3 years
     Software                                        5,549        4,842      3-5 years
     Accumulated depreciation                      (37,534)     (35,037)
                                                 ---------    ---------
                                                 $  43,931    $  49,824
                                                 =========    =========

     Depreciation expense was $6,158,000 in 2001, $5,979,000 in 2000, and
$5,186,000 in 1999.

(9)  Intangible Assets

     Total amortization expense recorded on intangible assets was $3,007,000 in 2001, $2,889,000 in 2000, and $2,641,000 in 1999. Intangible assets at December
31, 2001 were recorded at $13,564,000, net of accumulated amortization of $15,809,000. As a result of the adoption of SFAS 142, amortization expense on intangible assets recorded as of December 31, 2001 is expected to decrease to $1,588,000 in 2002.

     Effective November 30, 2000, Waypoint Financial acquired Owen Insurance, Inc., a full-service insurance agency based in York, Pennsylvania. The acquisition was accounted for as a purchase and resulted in goodwill of $1,627,000, which was being amortized over a fifteen year life using the straight-line method. Amortization expense totaled $108,000 in 2001 and $9,000 in 2000. This amortization ceases January 1, 2002 as a result of SFAS 142.

     Effective June 25, 1999, Waypoint Financial acquired a branch in Lebanon County, Pennsylvania from another regional bank. The acquisition included the purchase of $37,273,000 in deposits, $11,400,000 in loans, and cash and other assets totaling $700,000. The acquisition was accounted for as a purchase and resulted in a core deposit intangible of $3,300,000, which is being amortized over a seven year period using the straight-line method. Amortization of this intangible asset will continue after December 31, 2001.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(10)  Deposits

A major component of Waypoint Financial's business is the gathering of deposit funds from individuals, businesses, governmental bodies, and other entities. Following is the composition of Waypoint Financial's deposit portfolio as of December 31, 2001 and 2000:

                                                  2001                2000
                                            ---------------    ----------------
Savings                                         $  220,344          $  222,567
Time                                             1,444,723           1,634,139
Transaction                                        340,568             298,532
Money market                                       531,634             470,482
                                            ---------------    ----------------
     Total deposits                             $2,537,269          $2,625,720
                                            ===============    ================

     Waypoint Financial pays deposit insurance premiums to the Savings Association Insurance Fund ("SAIF") of the FDIC. Waypoint Financial's average deposit insurance premium rate was .019% for 2001, .021% for 2000, and .054% for 1999 of its assessed deposit base. This resulted in total premiums assessed of $495,000 in 2001, $521,000 in 2000, and $1,160,000 in 1999.

     Waypoint Financial had deposits (excluding brokered deposits) with a minimum denomination of $100,000 totaling $455,471,000 and $442,227,000 at December 31, 2001 and 2000, respectively.

     Waypoint Financial had brokered certificates of deposit totaling $204,951,000, at an average rate of 2.64%, at December 31, 2001, and $127,887,000, at an average rate of 6.73%, at December 31, 2000. The certificates of deposit have maturities ranging from six months to seven years and were issued in denominations greater than $100,000 and participated out by the broker.

(11) Other Borrowings

     Borrowed funds at December 31 are summarized as follows:

                                                       2001              2000
                                                    ----------        ----------
     FHLB Advances                                  $1,842,170        $1,434,806
     Repurchase Agreements                             449,770           189,853
     ESOP & Other                                           47               670
                                                    ----------        ----------
         Total Other borrowings                     $2,291,987        $1,625,329
                                                    ==========        ==========

     As of December 31, 2001, FHLB advances consisted of the following:

                                                      Amount       Average Rate
                                                   ----------      ------------
     FHLB advances maturing in:
     2002                                          $  640,000          2.389%
     2003                                             150,000          3.948
     2004                                             150,000          4.704
     2005                                             100,000          5.851
     2006                                              75,000          4.251
     2007 and beyond                                  727,170          5.273
                                                   ----------
                                                   $1,842,170          4.107
                                                   ==========

     Waypoint Financial uses a variety of FHLB advance products including overnight advances, floating-rate advances, fixed-rate advances, and convertible option advances. Pursuant to collateral agreements with the FHLB, advances are fully secured by certain debt securities and qualifying first mortgage loans. There were available lines of credit totaling $875.8 million at December 31, 2001 and $633.2 million at December 31, 2000. Waypoint's maximum borrowing capacity at the FHLB was $2,718.0 million at December 31, 2001.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     As of December 31, 2001, Waypoint Financial's repurchase agreements consisted of the following:

                                                         Amount     Average Rate
                                                        --------    ------------
     Repurchase agreements maturing in:
     2002                                               $296,395        1.875%
     2003                                                 53,375        3.519
     2004                                                      -            -
     2005                                                 50,000        3.504
     2006                                                      -            -
     2007 and beyond                                      50,000        5.210
                                                        --------
                                                        $449,770        2.622
                                                        ========

     During 2001 and 2000, Waypoint Financial sold repurchase agreements, the average balance of which was $414.1 million for 2001 and $204.7 million for 2000. The highest month-end balance outstanding was $499.2 million during 2001 and $313.0 million during 2000. The securities underlying the agreements were under Waypoint Financial's control.

(12) Restrictions on Cash

     Waypoint Financial is required by the Federal Reserve Bank to maintain certain statutory cash reserves. At December 31, 2001, Waypoint Financial's reserve requirement was $25,000.

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

     At December 31, 2001 and 2000, Waypoint Financial had the following off-balance sheet commitments:

                                                                           2001           2000
                                                                         --------       --------
     Commitments:
         To extend credit:
               Unused open-end consumer lines of credit                  $144,905       $139,417
               Unused open-end commercial lines of credit                 264,491        220,683
               Funds available on construction loans                       34,676         67,073
               Loan originations and purchases                             77,667         59,372
         To sell loans                                                    117,495         22,544
         Loans sold with recourse                                          18,488         32,050
         Performance standby letters of credit                             34,985         21,840

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

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

(14) Employee Benefits

     Waypoint Financial maintains certain benefit plans to attract and retain high quality employees, including health and life insurance coverage, retirement plans, and other supplemental benefit plans.

     Waypoint Financial provides a defined contribution plan (401k Plan) that covers substantially all employees of the Company and provides a matching contribution of 50% of employee contributions up to an employee contribution of 6% (a maximum matching contribution of 3%). Employees may contribute up to 15% of their covered compensation or tax limit of $11,000 ($12,000 if age 50 or older). Expense related to the 401k Plan was $542,000 in 2001, $192,000 in 2000, and $150,000 in 1999.

     Waypoint Financial provides Supplemental Executive Retirement Plans (SERPs) to certain of its executives. These plans are unfunded, nonqualified deferred compensation plans. The SERPs are funded through bank-owned life insurance
(BOLI) policies which are designed to offset annual expense associated with the individual agreements. Waypoint Financial's BOLI assets are discussed in more detail below. Waypoint Financial recognized benefit expense for the SERPs totaling $202,000, $266,000, and $165,000 for 2001, 2000, and 1999,
respectively.

     Waypoint Financial has deferred compensation arrangements for certain current and former directors and executives which generally provide for fixed payments upon retirement or lump-sum payments upon death. The amounts accrued under these plans were $2.0 million and $2.2 million at December 31, 2001 and 2000, respectively. These amounts are reflected in other liabilities in the accompanying consolidated statements of financial condition. Waypoint Financial recognized associated expense totaling $571,000, $382,000, and $327,000 in 2001, 2000, and 1999, respectively. These obligations are partially funded through BOLI policies on behalf of participants in the plans.

     Waypoint Financial has invested in various BOLI assets to fund the annual expense associated with various employee and director benefit plans. The total cash surrender value of Waypoint Financial's BOLI policies totaled $83.5 million and $20.9 million at December 31, 2001 and 2000, respectively, and are included in other assets in the accompanying consolidated statements of financial condition. Income recognized on the BOLI policies totaled $2,415,000, $609,000, and $439,000 for 2001, 2000, and 1999, respectively, and are included in other income in the accompanying consolidated statements of income.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    Waypoint Financial's financial condition and results of operations also include the effects of certain defined benefit plans that have been either terminated or curtailed since the merger of Harris Financial, Inc. and York Financial Corp. on October 17, 2000. These plans include Harris Pension Plan, the York Financial Pension Plan, and the Harris Supplemental Executive Retirement Plan. The following sets forth the funded status and amounts recognized for these plans in Waypoint Financial's statement of condition at December 31, 2001 and 2000:

                                                              2001       2000
                                                              ----       ----
Change in benefit obligation:
      Benefit obligation at beginning of year              $ 14,437    $ 13,823
      Service cost                                              415       1,161
      Interest cost                                             835         883
      Actuarial loss                                            122          53
      Curtailment gain                                       (1,506)       (814)
      Benefits paid                                            (584)       (669)

                                                        -----------------------
      Benefit obligation at end of year                    $ 13,719    $ 14,437
                                                        =======================

Change in plan assets:
      Fair value of plan assets at beginning of year       $ 13,436    $ 14,573
      Actual return on plan assets                             (474)       (636)
      Benefits paid                                            (500)       (501)
                                                        -----------------------
      Fair value of plan assets at end of year             $ 12,462    $ 13,436
                                                        =======================

      Funded status                                        $ (1,257)   $ (1,001)
      Unrecognized net actuarial loss (gain)                    853        (249)
      Unrecognized net prior service cost                         -         232
      Unrecognized net asset                                      -        (307)
                                                        -----------------------
      Accrued benefit cost                                 $   (404)   $ (1,325)
                                                        =======================

     The components of net pension cost for the years ended December 31, 2001, 2000, and 1999 are as follows:

                                                               2001        2000        1999
                                                               ----        ----        ----
      Service cost benefits earned                           $   415     $ 1,161     $ 1,414
      Interest cost on projected benefit obligation              835         883       1,270
      Actual loss (gain) on plan assets                          474         636      (2,851)
      Net amortization and deferral of gains (1):             (1,259)     (1,777)      1,132

                                                             -------------------------------
      Net pension expense                                    $   465     $   903     $   965
                                                             ===============================

--------------
(1)   This item comprised of:
      Current year's net asset (loss) gain deferred
      for later recognition                                 $ (1,257)   $ (1,768)    $ 1,162
      Amortization of prior service cost                           9          30          53
      Amortization of unrecognized net asset                     (13)        (38)        (87)
      Amortization of net loss                                     2          (1)          4
                                                           ---------------------------------
                                                           $  (1,259)   $ (1,777)    $ 1,132
                                                           =================================

     Assumptions used to develop the net pension expense were:

                                                            2001        2000        1999
                                                            ----        ----        ----
      Discount rate                                         6.0%        6.5%        6.5%
      Expected long-term rate of return on assets           6.0%        8.0%        8.0%
      Rate of increase in compensation levels               N/A         4.0%        4.0%

     Effective May 7, 2001, the Harris Pension Plan was curtailed and participants' benefit accruals ceased as of April 30, 2001. As of the curtailment date, the plan participants' balances were fully vested. Waypoint Financial recorded prepaid (accrued) pension expense of $0 and ($970,000) for the Harris Pension Plan as of December 31, 2001 and 2000, respectively. Waypoint Financial recognized net pension expense on this plan totaling $408,000, $756,000, and $658,000 in 2001, 2000, and 1999, respectively.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     Effective November 15, 2000, the York Financial Pension Plan was terminated and participants' benefit accruals ceased as of October 15, 2000. As of the termination date, the plan participants' balances were fully vested. Waypoint Financial distributed all plan assets totaling $8,502,000 to participants during 2001. Waypoint Financial recorded no prepaid or accrued pension balances for the York Financial Pension Plan as of December 31, 2001 and 2000. Waypoint Financial recognized net pension expense on this plan totaling $0, $0, and $242,000 in 2001, 2000, and 1999, respectively.

     Effective May 7, 2001, the Harris Supplemental Executive Retirement Plan was curtailed and participants' benefit accruals ceased as of April 30, 2001. As of the curtailment date, the plan participants' balances were fully vested. Waypoint Financial recorded accrued pension expense of $404,000 and $355,000 for this plan as of December 31, 2001 and 2000, respectively. Waypoint Financial recognized net pension expense on this plan totaling $57,000, $147,000, and $65,000 in 2001, 2000, and 1999, respectively.

     Waypoint Financial's financial condition and results of operations also include the effects of the Harris Post-retirement Benefit Plan. This plan provides certain health care benefits for retired Harris employees that accumulate 25 years of service and were hired before October 1, 1995. Waypoint Financial accounts for this plan under the accrual method of accounting as follows:

                                                                  2001        2000
                                                                ---------------------
Change in Benefit Obligation:
Benefit obligation at beginning of year                         $  1,782     $  1,689
Service Cost                                                          64           64
Interest Cost                                                        122          113
Plan change                                                          (39)         (53)
Actuarial loss due to changes in assumptions                          33            4
Benefits Paid                                                        (45)         (35)
                                                                ---------------------
Benefit obligation at the end of plan year                         1,917        1,782
                                                                =====================

Fair value of plan assets at end of year                               -            -

Funded status                                                     (1,917)      (1,782)
Unrecognized net (gain) loss                                        (362)        (502)
Unrecognized prior service cost                                     (452)        (350)
                                                                ---------------------
Accrued benefit cost                                            $ (2,731)    $ (2,634)
                                                                =====================

The components of net post-retirement benefit cost for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                                            2001       2000      1999
                                                           ---------------------------
Service cost                                               $  64      $  64      $  61
Interest cost                                                122        113         99
Amortization of unrecognized prior service cost              (27)       (25)       (20)
Amortization of net gain                                     (17)       (21)       (22)
                                                           ---------------------------
Total net periodic post-retirement benefit cost            $ 142      $ 131      $ 118
                                                           ===========================

     The post-retirement benefit obligation was determined using a discount rate of 7.0%. The assumed health care cost rate used in measuring the accumulated post retirement benefit obligation was 5.0% for medical costs and 5.0% per year for dental costs. The health care cost trend assumption has a significant impact on the amounts reported. For example, a 1.0% increase in the health care trend rate would increase the accumulated post-retirement benefits obligation by approximately $400,000 at December 31, 2001 and increase the aggregate of the service and interest cost components by $45,000 for the year ended December 31, 2001.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(15) Employee Stock Ownership Plans

     On October 17, 2000, Waypoint Financial established the Waypoint Financial Corporation Employee Stock Ownership Plan (the ESOP) for the benefit of its employees. The ESOP borrowed $15,640,000 from Waypoint Financial and used the proceeds to purchase 1,564,000 shares of Waypoint Financial common stock. The ESOP will commit shares for release upon its payment of annual principal payments on the loan from Waypoint Financial. The ESOP loan has a variable interest rate that agrees to the prime rate and requires fifteen equal annual principal installments of $1,043,000 beginning September, 2002 and ending September, 2016. Accordingly, in September, 2002, the first ESOP shares from this plan will be committed for release to participants. Actual share allocations to employee accounts will be based on each employee's relative portion of Waypoint Financial's total eligible compensation expense during the year the shares are earned. ESOP shares in employee accounts vest 20% per year after the first year of employment. Employees have voting rights over the shares allocated to their accounts and dividends received on these allocated shares are credited to the employee accounts within the ESOP.

     Waypoint Financial accounts for the ESOP under the provisions of the AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans" (SOP 93-6). Accordingly, the shares pledged as collateral on the ESOP loan are reported as unearned shares (a reduction in equity) in Waypoint Financial's consolidated statement of condition. As shares committed for release are earned, Waypoint Financial reports compensation expense equal to the current market price of the shares and the shares become outstanding for earnings-per-share computations. Dividends on allocated shares are recorded as a reduction in retained earnings upon declaration by Waypoint Financial. Dividends on unallocated shares are recorded as a reduction in interest expense on the ESOP loan. Employees begin earning ESOP shares effective January 1, 2002 and Waypoint Financial will begin recognizing ESOP expense on this plan as of that date. Waypoint Financial did not record any compensation expense on this plan for the years 2001 and 2000.

     During 2001, Waypoint Financial completed actions necessary to commence the termination of two previous employee stock ownership plans known as the Harris ESOP and the York Financial ESOP. During December, 2001, the plans used existing cash and proceeds from the sale of 54,400 unearned shares to pay off the remaining principal balances on outstanding plan loans. This action committed all plan shares remaining after the debt retirements to be released to participants. Waypoint Financial expects to complete the allocations to participant accounts during the year 2002. In accordance with SOP 93-6, Waypoint Financial recorded compensation expense during 2001 on all remaining shares committed for release. Compensation expense associated with these plans totaled $1,662,000, $488,000, and $591,000 in 2001, 2000, and 1999, respectively. No compensation expense will be recognized on the Harris ESOP or the York Financial ESOP after December 31, 2001.

     Following is a summary of Waypoint Financial's ESOP shares as of December 31, 2001, 2000, and 1999 and compensation expense for the years then ended:

                                                       2001          2000           1999
                                                   ------------- ------------- --------------
Allocated shares                                      1,014,777       888,333        809,538
Earned shares not yet released for allocation                 -        44,886         44,886
Unearned shares                                       1,564,000     1,699,059        157,830
                                                   ------------- ------------- --------------
Total shares                                          2,578,777     2,632,278      1,012,254
                                                   ============= ============= ==============

Fair value of unearned shares                       $23,585,000   $18,690,000    $ 1,375,000
                                                   ============= ============= ==============

Compensation expense                                $ 1,662,000   $   488,000    $   591,000
                                                   ==========================================

(16) Stock Award and Option Plans

     On December 14, 2001, Waypoint Financial's shareholders approved and Waypoint Financial adopted the Waypoint Financial Corp. Key Employee/Outside Director Recognition and Retention Plan (2001 RRP). The 2001 RRP authorized up to 794,000 shares of Waypoint common stock to be made available for awards of restricted stock to key officers and employees, non-employee directors, and advisory committee members of Waypoint Financial and its affiliates. Awards of restricted stock under the 2001 RRP are subject to forfeiture provisions if the recipient leaves Waypoint Financial or its affiliates before a specified number of years. Recipients of restricted stock awards are not required to provide consideration to Waypoint Financial other than rendering service and have the right to vote shares and receive dividends. Restricted stock awards under the 2001 RRP generally vest at the rate of 20% per year, with the exception of advisory committee awards, which fully vest one year after the date of the initial grant.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     On December 20, 2001, restricted stock grants totaling 870,880 shares were made under the 2001 RRP with 175,776 shares vesting at the date of grant. The 2001 RRP grants included the merging of 752,582 previously authorized and unissued shares with 118,298 shares previously held in suspense in Waypoint's Recognition and Retention Plan for Officers and Employees and Recognition Plan for Outside Directors (collectively, 1994 RRPs).

     At the date of the RRP grants, the cost of shares granted are recorded as unearned compensation in shareholders' equity. As grants are earned, the unearned compensation is charged to expense. On December 21, 2001, unearned compensation of $12,046,000 was recorded in shareholders' equity. Waypoint Financial recorded compensation expense for earned RRP shares totaling $2,562,000 in 2001, $29,000 in 2000, and $0 in 1999.

                                                       Restricted   Unrestricted   Shares in        Total
                                                         Shares       Shares       Suspense        Shares
                                                       ------------ ------------  ------------   ------------
Unearned on January 1, 1999                                  9,718        1,917       126,218        137,853
Plan activity during 1999:
      Forfeited                                                  -            -             -              -
      Awarded                                                9,453            -        (9,453)             -
      Earned                                               (16,488)      (1,150)            -        (17,638)
                                                       ------------ ------------  ------------   ------------
Unearned on December 31, 1999                                2,683          767       116,765        120,215
Plan activity during 2000:
      Forfeited                                            (1,533)            -         1,533              -
      Awarded                                                    -            -             -              -
      Earned                                                (1,150)        (767)            -         (1,917)
                                                       ------------ ------------  ------------   ------------
Unearned on December 31, 2000                                    -            -       118,298        118,298
Plan activity during 2001:
      Adoption of RRP                                            -            -       752,582        752,582
      Forfeited                                                  -            -             -              -
      Awarded                                              870,880            -      (870,880)             -
      Earned                                              (175,776)                                 (175,776)
                                                       ------------ ------------  ------------   ------------
                                                                              -             -
Unearned on December 31, 2001                              695,104            -             -        695,104
                                                       ===========- ============  ============   ============

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

     The following table presents the activity in Waypoint Financial's option plans during the periods ending December 31:

                                                                  Stock Options   Option Price per Share
                                                                  -------------   ----------------------
     Balance at January 1, 1999                                      1,591,641            $ 7.34
         Granted                                                       425,306             12.57
         Forfeited                                                     (82,365)            16.19
         Exercised                                                     (95,916)             4.14
                                                                   -----------
     Balance at December 31, 1999                                    1,838,666              8.31
         Granted                                                       218,116              9.13
         Forfeited                                                    (108,660)            10.35
         Exercised                                                     (62,317)             4.83
     Pooling adjustment to conform accounting periods                   10,227                 -
                                                                   -----------
     Balance at December 31, 2000                                    1,896,032              8.72
         Granted                                                     1,981,433             14.04
         Forfeited                                                     (74,262)            12.66
         Exercised                                                    (482,003)             6.11
                                                                   -----------
     Balance at December 31, 2001                                    3,321,200            $11.97
                                                                   ===========            ======
     Exercisable at December 31, 2001                                1,519,903            $ 9.70
                                                                   ===========            ======

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


    The following table presents the options outstanding and exercisable at December 31, 2001:



                                              Options Outstanding                                      Exercisable Stock Options
                              ----------------------------------------------------------             ------------------------------
                                                   Weighted Average
    Range of                  Total Number           Remaining Life     Weighted Average            Number          Weighted Average
 Exercise Prices               of Shares               (Years)           Exercise Price           of Shares          Exercise Price
----------------              -----------             ---------        -----------------        -------------       ----------------
$ 0.00-$ 5.00                      6,804                 2.07               $ 4.35                   6,804               $ 4.35
$ 5.01-$10.00                  1,158,484                 5.00                 7.45                 919,457                 6.89
$10.01-$15.00                  1,989,940                 9.68                14.10                 511,301                13.43
$15.01-$20.00                    146,804                 6.78                17.18                  70,840                17.15
$20.01-$30.00                     19,168                 6.01                26.41                  11,501                26.41
                              ----------                                                        ----------
                               3,321,200                 7.88                11.97               1,519,903                 9.70
                              ==========                                                        ==========



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



                                                                         2001          2000             1999
                                                                       --------     ----------       ----------
                                                                                  (In Thousands)
  Net Income
      As reported                                                       $39,138       $10,695        $27,972
      Pro forma                                                         $37,885       $10,074        $27,054
  Basic earnings per share
      As reported                                                       $  1.05       $  0.28        $  0.73
      Pro forma                                                         $  1.01       $  0.26        $  0.71
  Diluted earnings per share
      As reported                                                       $  1.03       $  0.28        $  0.72
      Pro forma                                                         $  1.00       $  0.26        $  0.70
  Weighted average grant date fair value of options
    granted during the year                                             $  4.13       $  3.85        $  4.64



  The effects on pro forma income may not be representative of the effects in future years because only options granted since 1995 have been reflected.

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:


                                                                                            2001            2000            1999
                                                                                       --------------  -----------     -------------
     Risk-free interest rate                                                                  4.9%          6.5%           6.1%
     Expected volatility                                                                     23.9%         38.6%          25.3%
     Expected dividend yield rate                                                             2.4%          3.4%           3.8%
     Expected life                                                                       9.9 years     8.7 years      4.2 years



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

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(17) Income Taxes

     The provision for income taxes in the consolidated statements of income consists of the following:

                                                      Year ended December 31
                                                 -------------------------------
                                                   2001       2000        1999
                                                 --------  ---------   ---------
                                                         (In Thousands)
     Current:
         Federal                                 $19,364    $ 7,061      $ 5,077
         State                                     1,427        643        1,693
                                                 -------    -------      -------
                                                  20,791      7,704        6,770
     Deferred:
         Federal                                  (3,038)    (3,765)       2,918
         State                                       133        (34)         117
                                                 -------    -------      -------
                                                  (2,905)    (3,799)       3,035
                                                 -------    -------      -------
          Total provision for income taxes       $17,886    $ 3,905      $ 9,805
                                                 =======    =======      =======

    Income tax expense for Waypoint Financial is different than the amounts computed by applying the statutory federal income tax rate to income before income taxes because of the following:

                                                       Percentage of Income
                                                        Before Income Taxes
                                                       Year Ended December 31
                                                    ----------------------------
                                                     2001     2000         1999
                                                    ------  -------      -------
    Income tax expense at federal statutory rate     35.0%    35.0%        35.0%
    Tax exempt income                                (2.9)    (9.8)        (6.1)
    Dividends received deduction                     (2.4)    (7.3)        (3.2)
    State taxes, net of federal benefit               1.6      4.4          3.2
    Bank-owned life insurance earnings               (1.7)    (0.3)         0.0
    Amortization                                      0.6      2.2          0.9
    Federal tax credits                              (0.8)    (7.6)        (3.9)
    Merger costs                                      0.0     10.3          0.0
    Other                                             2.0     (0.2)         0.1
                                                    -----    -----        -----
    Effective tax rate                               31.4%    26.7%        26.0%
                                                    =====    =====        =====

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are as follows:

                                                         2001            2000
                                                      ---------        -------
                                                           (In Thousands)
    Deferred tax assets:
        Allowance for loan losses                     $   8,152        $ 7,925
        Post-retirement benefits expense                  1,135          1,126
        Deposit intangible amortization                   1,972          1,583
        Merger and integration costs                        676          1,586
        Deferred loan origination fees                    1,017              -
        Net unrealized losses on marketable
          securities available for sale                       -          8,055
        Compensation accrual                              2,279          1,149
        Other                                             1,283            481
                                                      ---------        -------
             Total assets                                16,514         21,905
                                                      -- ------        -------
    Deferred tax liabilities:
        Dealer reserves                                   8,583          8,029
        Depreciation and amortization                     1,906          1,451
        Joint venture                                     1,618          1,621
        Servicing rights                                  1,502          1,918
        Net unrealized gains on marketable
          securities available for sale                     803              -
        Other                                               586            972
                                                      ---------        -------
             Total liabilities                           14,998         13,991
                                                      ---------        -------
    Net deferred assets                               $   1,516        $ 7,914
                                                      =========        =======

                   WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    Waypoint Financial has determined that a valuation reserve for the net deferred tax asset is not required since it is more likely than not that the net deferred tax asset can be realized through carryback to taxable income in prior years or future reversals of existing taxable temporary differences.

(18) Leases

      At December 31, 2001, Waypoint Financial was obligated under non-cancelable operating leases for office space. Certain leases contain escalation clauses providing for increased rentals based on increases in the average consumer price index. Rental expenses for these facilities aggregated $1,702,000 in 2001, $1,410,000 in 2000, and $1,190,000 in 1999.

      The projected minimum rental payments under the terms of the leases at December 31, 2001, net of projected sub-lease rentals, are as follows:

           Years ending December 31,              Amount
           ------------------------               ------
           2002 .............................     $1,563
           2003 .............................      1,363
           2004 .............................      1,150
           2005 .............................        922
           2006 .............................        696
           2007 and thereafter ..............      5,042
                                                --------
                                                $ 10,737
                                                ========

(19) Disclosures about Fair Value of Financial Instruments

       The majority of Waypoint Financial's assets and liabilities are considered financial instruments as defined in SFAS 107. Many of these instruments, however, lack an available trading market as characterized by a willing buyer and a willing seller engaging in an exchange transaction. Since it is Waypoint Financial's general practice not to engage in trading activities, significant assumptions and estimations were used in calculating present values in discounted cash flow models. Estimated fair values at December 31, 2001 and 2000 have been determined by using the best available data, as generally provided in Waypoint Financial's regulatory reports with an estimation methodology suitable for each category of financial instrument, as noted below.

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

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

      The carrying amounts and estimated fair values for Waypoint Financial's financial assets and liabilities and commitments at December 31, 2001 and 2000 are as follows:

                                                                       As of December 31,
                                                     ------------------------------------------------
                                                                2001                   2000
                                                     ------------------------ -----------------------
                                                       Carrying                Carrying
                                                         Value     Fair Value    Value     Fair Value
                                                     -----------  ----------- ----------   ----------
Cash and cash equivalents                            $   116,583  $  116,583  $   99,837   $   99,837
Marketable securities held-to-maturity                         -           -      22,709       21,740
Marketable securities available-for-sale               2,552,324   2,552,360   1,881,147    1,854,872
Loans receivable:
     Mortgage                                          1,061,728   1,073,874   1,365,396    1,369,694
     Commercial                                          782,711     802,417     642,802      644,806
     Consumer                                            624,758     622,040     589,566      590,434
                                                     -----------  ----------  ----------   ----------
         Total Gross Loans                             2,469,197   2,498,331   2,597,764    2,604,934
                                                     -----------  ----------  ----------   ----------
Loans held for sale                                       42,453      42,453      18,415       18,415
Other Financial Assets                                     4,782       3,050       6,376        7,355
Demand and Now accounts                                  340,568     340,568     298,591      298,591
Money market accounts                                    531,634     531,634     470,482      470,482
Savings deposits                                         220,344     220,344     222,471      222,471
Time deposits                                          1,444,723   1,481,371   1,634,176    1,655,609
                                                     -----------  ----------  ----------   ----------
         Total Deposits                                2,537,269   2,573,917   2,625,720    2,647,153
                                                     -----------  ----------  ----------   ----------
Escrow                                                     4,662       4,662       6,461        6,461
Other borrowings                                       2,291,987   2,355,256   1,625,329    1,648,371
Off-balance sheet financial instruments:
     Commitments to extend credit                              -       1,840           -        1,107
     Standby letters of credit                                 -         247           -          125


(20)  Derivative Financial Instruments

    Waypoint Financial, in the normal course of its business, uses derivative financial instruments to hedge its exposure to fluctuations in market interest rates. This exposure includes the impact of changing interest rates on cash flows from interest-bearing assets and liabilities, as well as the impact of changing interest rates on the market value of interest-bearing assets and liabilities. Waypoint Financial does not use derivative financial instruments for trading purposes.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    Waypoint Financial uses callable interest rate swaps (Callable Swaps) that are matched to fixed rate callable certificates of deposits (Callable CD's). This hedging relationship was designated as a fair value hedge upon adoption of SFAS 133. Under the terms of the Callable Swaps, Waypoint Financial receives fixed rate payments and pays variable rate payments based on one-month USD LIBOR. The fixed interest rate payments received by Waypoint Financial as a result of the swap is passed on to the holder of the Callable CD's, which effectively converts the Callable CD's to variable rate. Each Callable Swap is callable by the counterparty on the same dates that the Callable CD's are callable by Waypoint Financial. Changes in the fair value of the callable interest rate swaps are highly effective in offsetting changes in the fair value of the Callable CD's and as a result, earnings were not impacted by gains or losses on callable interest rate swaps.

    During 2001, Waypoint Financial entered into a series of interest rate swaps that do not have call option features ("regular swaps"). The regular swaps are matched to fixed rate FHLB borrowings and were designated as fair value hedges at the inception of the instruments. Under the terms of the regular swaps, Waypoint Financial receives fixed rate payments and pays variable rate payments based on one-month USD LIBOR. The fixed interest payments received by Waypoint Financial as a result of the regular swap is passed on to the FHLB, which effectively converts the borrowings to variable rate. Changes in the fair value of the regular swaps are highly effective in offsetting changes in the fair value of the FHLB borrowings and as a result, earnings were not impacted by gains or losses on regular swaps.

    In the course of its mortgage lending business, Waypoint Financial enters into interest rate lock commitments (IRLC's) with potential borrowers and enters into forward sales commitments (FSC's) with investors in the secondary mortgage loan market. These commitments meet the definition of derivatives established by SFAS 133 and its interpretations and are required to be recorded at fair value on the statement of financial condition. The fair value of the IRLC's and FSC's offset and do not significantly impact Waypoint Financial's financial condition or results of operations.

    Under certain market conditions, Waypoint Financial uses total return swaps to hedge market value fluctuations in Waypoint Financial's retail construction loan portfolio that are caused by changes in market levels of interest rates. The total return swaps generally have contract durations of six to eight months and consist of two components:

..    Waypoint Financial exchanges fixed rate interest payments on a designated mortgage backed security (MBS) pool for a floating rate interest payment indexed to the London Interbank Offered Rate (LIBOR) less a spread. The settlement is made on a monthly basis between Waypoint Financial and the counter-party.

..    A lump sum payment is made which reflects the change in market value of the designated MBS pool from the inception of the swap contract to the end of the swap contract. This payment is made at the final date of the contract between Waypoint Financial and the counter-party. Waypoint Financial receives a payment if the market value of the underlying MBS pool declines. Conversely, Waypoint Financial must pay the counter-party if the value of the MBS pool increases.

      The total return swaps are designed to hedge against the decline in the market value of a specifically identified pool of fixed rate construction loans that are to be sold upon their conversion to long-term permanent mortgage loans. Waypoint Financial has determined that there is a high degree of correlation between the changes in the market value of the underlying MBS pool and the fair market value of the hedged loans. Accordingly, Waypoint Financial records the change in market value of the contract on the balance sheet, with an offsetting entry to the carrying value of the hedged loans. Management estimates the market value of the contract by determining the change in the fair market value of the underlying MBS pool. Management believes this amount is approximately equal to the fair market value of the contract. The ultimate gain or loss incurred by Waypoint Financial as a result of the changes in the market value of the contract is recognized upon the sale of the construction loans.

     Waypoint was not a party to any total return swaps as of December 31, 2001. Waypoint Financial recorded a net loss of $655,000 in 2001 and a net gain of $118,000 in 2000 on the settlement of total return swaps. These losses and gains were offset by gains and losses on the sale of associated permanent mortgages.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    The following table summarizes Waypoint Financial's derivative financial instruments as of December 31, 2001 and 2000:


                                          Number      Year of Maturity      Year of Call     Notional Amount     Fair Value
                                         ----------  -------------------   ---------------  -----------------   --------------
As of December 31, 2001:
    Callable interest rate swaps              8            2006-2011            2002           $ 105,000,000    $  (1,203,000)
    Regular interest rate swaps               7            2003-2005              -              300,000,000        5,398,000
    Loan commitments, net                   589              2002                 -               69,233,000          (60,000)
                                                                                                                --------------
        Total                                                                                                   $   4,135,000
                                                                                                                ==============

As of December 31, 2000:
    Callable interest rate swaps              5            2003-2009          2000-2001        $  68,000,000    $        (225)
    Total return swaps                        3              2001                 -               15,000,000             (630)
                                                                                                                --------------
        Total                                                                                                   $        (855)
                                                                                                                ==============


See Note (1) for a discussion of accounting standards relevant to derivative financial instruments.

    During the first quarter of 2002, Waypoint Financial entered into a regular interest rate swap related to certain fixed-rate deposit instruments. This interest rate swap, which has a term of 48 months and a notional amount of $100 million, is not designated as a hedge and therefore does not qualify for hedge accounting treatment. Accordingly, gains and losses in the fair value of this swap will be recognized in income during each quarterly reporting period. Waypoint Financial cannot reasonably estimate the impact on future earnings from changes in the fair market value of this instrument.

(21) Waypoint Financial Corp. Financial Information (Parent Company Only)


                                                                                              December 31,
                                                                                      -------------------------
Condensed Statements of Financial Condition                                              2001           2000
-------------------------------------------                                           ----------     ----------
                                                                                              (unaudited)
Assets:
      Cash                                                                            $   24,144      $  47,530
      Marketable securities available for sale                                             3,732          3,790
      Loans receivable                                                                    16,645         17,295
      Investment in joint ventures                                                         5,555          4,351
      Investment in bank subsidiary                                                      420,771        378,843
      Investment in other subsidiaries                                                     8,068          6,750
      Other assets                                                                         8,677          6,199
                                                                                      ----------      ---------
          Total assets                                                                $  487,592      $ 464,758
                                                                                      ==========      =========
Liabilities and Stockholders' Equity:
      Accounts payable and other liabilities                                          $     (956)     $  16,331
      Other borrowings                                                                     2,333          2,859
      Stockholders' equity                                                               486,215        445,568
                                                                                      ----------      ---------
          Total liabilities and stockholders' equity                                  $  487,592      $ 464,758
                                                                                      ==========      =========

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                                                                                                For the years ended December 31,
Condensed Statements of Income                                                                 2001          2000          1999
------------------------------                                                             ---------------------------------------
                                                                                                          (unaudited)
Income:
      Dividend income                                                                        $ 15,817       $ 5,114       $  6,226
      Interest income                                                                           2,497           728            557
      Loss on sale of securities                                                                  (28)       (2,720)             -
      (Loss) gain from joint ventures                                                            (115)       (1,366)        (1,084)
      Other income                                                                                368             1             13
                                                                                           ----------       -------        -------
          Total income                                                                         18,539         1,757          5,712
Expense:
      Interest expense                                                                            144         1,255            647
      Merger expense                                                                            1,232        12,361              -
      Other expense                                                                                 -         1,191          1,510
                                                                                           ----------       -------        -------
          Total expense                                                                         1,376        14,807          2,157
                                                                                           ----------       -------        -------
Net (loss) income before equity in undistributed net income of subsidiaries                    17,163       (13,050)         3,555
Equity in undistributed net income of subsidiaries                                             21,586        18,730         23,607
Income tax benefit                                                                               (389)       (5,015)          (810)
                                                                                           ----------       -------        -------
          Net income                                                                         $ 39,138       $10,695       $ 27,972
                                                                                           ==========       =======        =======

                                                                                              For the years  ended  December 31,
Condensed Statements of Cash Flows                                                             2001           2000         1999
----------------------------------                                                         ----------------------------------------
                                                                                                          (unaudited)
Cash flows from operating activities:
     Net income                                                                              $ 39,138       $10,695       $ 27,972
     Adjustments to reconcile net income to net cash provided by operating activities:
         Undistributed earnings of susidiary                                                  (21,586)      (18,730)       (23,607)
         Net depreciation, amortization, and accretion                                            (53)           (6)            92
         Loss on sale of investments                                                               28         2,720              -
         Equity losses from joint venture                                                         115         1,366         (1,084)
         Increase in loan to subsidiary                                                          (315)         (395)             -
         Other, net                                                                           (19,574)        8,007          2,989
                                                                                           ----------       -------        -------
              Net cash used in operating activities                                            (2,247)        3,657          6,362
                                                                                           ----------       -------        -------
Cash flows from investing activities:
     Purchase of available-for-sale securities, net                                            (3,609)       (2,705)          (345)
     Sale of available-for-sale securities, net                                                   689         2,872              -
     Maturity of available-for-sale securities, net                                             3,334             -              -
     Principal collected on loans                                                                 965         1,437          1,442
     Disposal of equipment                                                                          -             5              5
     Increase in investment in subsidiaries                                                      (574)      (80,161)       (18,046)
     Investment in joint venture                                                               (1,086)       (2,346)        (1,089)
                                                                                           ----------       -------        -------
              Net cash used in investing activities                                              (281)      (80,898)       (18,033)
                                                                                           ----------       -------        -------
Cash flows from financing activities:
     Net (decrease) increase in borrowings                                                       (526)      (12,803)        15,789
     Proceeds from issuance of common stock                                                         -       158,373              -
     Dividend reinvestment plan                                                                   428           398          1,519
     Stock option plan                                                                          1,988           304            411
     Retirement of common stock                                                                     -             -         (1,666)
     Payments to acquire treasury stock                                                        (9,561)       (1,301)        (1,729)
     Issuance of treasury stock                                                                    96         1,242            684
     Dividends paid                                                                           (13,283)       (7,471)        (7,017)
                                                                                                    -             -              -
     Establish ESOP                                                                                 -       (15,640)             -
                                                                                           ----------       -------        -------
              Net cash provided by (used in) financing activities                             (20,858)      123,102          7,991
                                                                                           ----------       -------        -------
Net increase (decrease) in cash                                                               (23,386)       45,861         (3,680)
Pooling adjustment to conform accounting periods                                                    -        (1,563)             -
Cash at the beginning of the period                                                            47,530         3,232          6,912
                                                                                           ----------       -------        -------
Cash at the end of the period                                                                $ 24,144       $47,530       $  3,232
                                                                                           ==========       =======        =======

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(22) Commitments and Contingencies

      In the ordinary course of business, Waypoint Financial has various outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statement. In addition, Waypoint Financial is a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial condition of Waypoint Financial.

(23) Consolidated Quarterly Financial Data

                                                                                                     2001
                                                                            -----------------------------------------------------
                                                                              First         Second          Third        Fourth
                                                                             Quarter        Quarter        Quarter       Quarter
                                                                            ---------      ---------      ---------     ---------
                                                                                                  (unaudited)
      Interest income                                                       $  85,135       $83,997        $80,756       $75,586
      Interest expense                                                         58,077        55,574         51,796        44,682
                                                                            ---------       -------        -------       -------
      Net interest income                                                      27,058        28,423         28,960        30,904
      Provision for loan loss                                                   1,599         2,099          1,599         1,699
      Noninterest income                                                        5,841         7,746          7,595         8,184
      Noninterest expense                                                      18,780        19,721         19,153        23,037
                                                                            ---------       -------        -------       -------
      Income (loss) before income taxes                                        12,520        14,349         15,803        14,352
      Income taxes                                                              3,947         4,382          5,304         4,253
                                                                            ---------       -------        -------       -------
      Net income (loss)                                                     $   8,573       $ 9,967        $10,499       $10,099
                                                                            =========       =======        =======       =======
      Basic earnings (loss) per share                                       $    0.23       $  0.27        $  0.28       $  0.27
                                                                            ---------       -------        -------       -------
      Diluted earnings (loss) per share                                     $    0.23       $  0.26        $  0.28       $  0.27
                                                                            =========       =======        =======       =======


    Waypoint Financial recorded RRP expense of $2,562,000 ($1,819,000 net of tax) and expenses related to ESOP terminations totaling $725,000 ($450,000 net of tax) during the fourth quarter of 2001.


                                                                                                    2000
                                                                            ----------------------------------------------------
                                                                              First        Second          Third        Fourth
                                                                             Quarter       Quarter        Quarter       Quarter
                                                                            ---------     ---------      ---------     ---------
                                                                                                (unaudited)
      Interest income                                                       $  75,892       $79,437        $83,792      $ 85,437
      Interest expense                                                         50,862        54,350         59,126        59,981
                                                                            ---------       -------        -------      --------
      Net interest income                                                      25,030        25,087         24,666        25,456
      Provision for loan loss                                                   1,235           941          1,207         1,687
      Noninterest income                                                        4,565         4,750          7,171          (958)
      Noninterest expense                                                      20,156        19,912         20,233        35,796
                                                                            ---------       -------        -------      --------
      Income before income taxes                                                8,204         8,984         10,397       (12,985)
      Income taxes                                                              1,858         2,004          3,383        (3,340)
                                                                            ---------       -------        -------      --------
      Net income                                                            $   6,346       $ 6,980        $ 7,014      $ (9,645)
                                                                            =========       =======        =======      ========
      Basic earnings per share                                              $    0.17       $  0.18        $  0.19      $  (0.26)
                                                                            ---------       -------        -------      --------
      Diluted earnings per share                                            $    0.17       $  0.18        $  0.19      $  (0.26)
                                                                            =========       =======        =======      ========


        Waypoint Financial recorded merger expenses of $16,239,000 ($12,056,000 net of tax) during the fourth quarter of 2000.

                                    PART III

ITEM 10. Directors and Executive Officers Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

  The "Proposal I--Election of Directors" section of the Registrant's definitive proxy statement for its 2002 annual meeting of stockholders (the "Proxy Statement") is incorporated herein by reference.

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

                                     PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

         (b)  Reports on Form 8-K

         The Company has not filed a Current Report on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2001.

         (c)  Exhibits

 2.1 Agreement and Plan of Reorganization by and between Harris Financial, MHC, Harris Financial, Inc. New Harris Financial, Inc. Harris Savings Bank and York Financial Corp. and York Federal Savings and LoanAssociation. (Incorporated by Reference to Exhibit 1 to the Current Report on Form 8-K of Harris Financial, Inc. (the predecessor of Waypoint Financial Corp.) filed with the Commission on April 7, 2000 (File No. 0-22399)).

 2.2 Plan of Conversion and Reorganization of Harris Financial, MHC. (Incorporated by reference to Exhibit 2.2 of the Registration Statement on Form S-1 of Harris Financial, Inc. filed with the Commission on June 23, 2000 (File No.333-40046)).

 3.1 Articles of Incorporation of New Harris Financial, Inc. (renamed "Waypoint Financial Corp.") (Incorporated by reference to Exhibit D attached as part of Exhibit 2.2 of the Registration Statement on Form S-1 of Harris Financial, Inc. filed with the Commission on June 23, 2000 (File No. 333-40046)).

 3.2 Bylaws of New Harris Financial, Inc. (renamed "Waypoint Financial Corp." (Incorporated by reference to Exhibit E attached as part of Exhibit 2.2 of the Registration Statement on Form S-1 of Harris Financial, Inc. filed with the Commission on June 23, 2000 (File No. 333-40046)).

 4.1 Form of Common Stock Certificate of New Harris Financial, Inc. (renamed "Waypoint Financial Corp.") (Incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-1 of Harris Financial, Inc. filed with the Commission on June 23, 2000 (File No. 333-40046)).

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

 10.13 1997 York Financial Corp. Stock Option and Incentive Plan. (Incorporated by reference to the 1997 Annual Meeting Proxy Statement of York Financial Corp. filed with the Commission on September 25, 1997 and Registration Statement on Form S-8 of York Financial Corp. filed with the Commission on November 24, 1997 (File No. 333-40887)).

 10.14 Supplemental Executive Retirement Plan. (Incorporated by Reference to Annual Report on Form 10-K for the fiscal year ended June 30, 1999 of York Financial Corp. filed with the Commission on September 24, 1999 (File No. 000-14995)).

 10.15   Revised Employment Agreement of Charles C. Pearson, Jr.(1)

 10.16   Form of Employment Agreement with Robert W. Pullo.(1)

 10.17   Form of Employment Agreement with James Moss.(1)

 10.18 Form of Change-in-Control Agreement with Richard C. Ruben, Andrew S. Samuel, Jane B. Tompkins and John G. Coulson. (Incorporated by reference to the Registration Statement on Form S-1 of Harris Financial, Inc. filed with the Commission on June 23, 2000 (File No. 333-400046).

 10.19   Form of Employment Agreement with David E. Zuern.(1)

10.20 1984 York Financial Corp Incentive Stock Option Plan, as amended; 1992 York Financial Corp. Stock Option and Incentive Plan, as amended; 1992 York Financial Corp. Non-Incentive Stock Option Plan for Directors, as amended; 1995 York Financial Corp. Non-Qualified Stock Option Plan for Directors, as amended; 1997 York Financial Corp. Stock Option and Incentive Plan; Harris Savings Bank 1994 Incentive Stock Option Plan; Harris Savings Bank 1994 Stock Option Plan for Outside Directors; Harris Savings Bank 1996 Incentive Stock Option Plan; Harris Financial, Inc. 1999 Incentive Stock Option Plan; Harris Financial, Inc. 1999 Stock Option Plan for Outside Directors. (Incorporated by reference to Post-Effective Amendment No. 1 and Post-Effective Amendment No. 2 to the Registration Statement on Form S-8 of Waypoint Financial Corp. filed with the Commission on April 10, 2001. File No. 333-52130.)

10.21 Waypoint Financial Corp. 2001 Stock Option Plan. (Incorporated by reference to the Registration Statement on Form S-8 of Waypoint Financial Corp. filed with the Commission on December 18, 2001. File No. 333-52130.)

10.22 Waypoint Financial Corp. Key Employee/Outside Director Recognition and Retention Plan. (Incorporated by reference to the Registration Statement on Form S-8 of Waypoint Financial Corp. filed with the Commission on December 18, 2001. File No. 333-52130.)

(1) This document is not attached with this report but is contained in Waypoint Financial's Report on Form 10-K as filed with the Securities Exchange Commission on March 29, 2002.

21       Subsidiaries of Waypoint Financial Corp.

22.1     Consent of Arthur Andersen LLP

22.2     Consent of Ernst & Young LLP

24       Power of attorney (set forth on the signature pages to this
          Registration Statement)

99.1     Management's Letter on Auditor's Quality Control Representation

99.2     Report of Ernst & Young LLP Dated July 19, 2000

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  Waypoint Financial Corp.

Date: March 29, 2002                              By: /s/ CHARLES C PEARSON, Jr.
                                                     ---------------------------


                             Charles C. Pearson, Jr.
                      President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                 Signature                                     Title                                   Date
                 ---------                                     -----                                   ----

      /s/   CHARLES C. PEARSON, Jr.                   Chief Executive Officer and                 March 29, 2002
---------------------------------------------         Co-Chairman (Principal
            Charles C. Pearson, Jr.                   Executive Officer)

      /s/   DAVID E. ZUERN                            Chief Operating Officer                     March 29, 2002
---------------------------------------------         and President
            David E. Zuern

      /s/   JAMES H. MOSS                             Executive Vice President and                March 29, 2002
---------------------------------------------         Chief Financial Officer
            James H. Moss                             (Principal Financial and
                                                      Accounting officer)

      /s/   ROBERT W. PULLO                           Co-Chairman                                 March 29, 2002
---------------------------------------------
            Robert W. Pullo

      /s/   ERNEST P. DAVIS                           Director                                    March 29, 2002
---------------------------------------------
            Ernest P. Davis

      /s/   CYNTHIA A. DOTZEL                         Director                                    March 29, 2002
---------------------------------------------
            Cynthia A. Dotzel

      /s/   JIMMIE C. GEORGE                          Director                                    March 29, 2002
---------------------------------------------
            Jimmie C. George

      /s/   RANDALL A. GROSS                          Director                                    March 29, 2002
---------------------------------------------
            Randall a. Gross

      /s/   ROBERT A. HOUCK                           Director                                    March 29, 2002
---------------------------------------------
            Robert A. Houck

      /s/   WILLIAM E. MCCLURE, Jr.                   Director                                    March 29, 2002
---------------------------------------------
            William E. McClure, Jr.

      /s/   ROBERT E. POOLE                           Director                                    March 29, 2002
---------------------------------------------
            Robert E. Poole

     /s/    BYRON M. REAM                             Director                                    March 29, 2002
---------------------------------------------
            Byron M. Ream

     /s/    ROBERT L. SIMPSON                         Director                                    March 29, 2002
---------------------------------------------
            Robert L. Simpson

                     Signature                       Title            Date
                     ---------                       -----            ----

       /s/   WILLIAM A. SIVERLING                   Director      March 29, 2002
---------------------------------------------
             William A. Siverling

       /s/   FRANK R. SOURBEER                      Director      March 29, 2002
---------------------------------------------
             Frank R. Sourbeer

       /s/   DONALD B. SPRINGER                     Director      March 29, 2002
---------------------------------------------
             Donald B. Springer

       /s/   CAROLYN E. STEINHAUSER                 Director      March 29, 2002
---------------------------------------------
             Carolyn E. Steinhauser