Form 10-Q
period 2002-03-31
WAYPOINT FINANCIAL CORP
filed 2002-05-14
CIK 1034650

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

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

     Indicate the number of shares outstanding of each of the Bank's classes of common stock, as of the latest practicable date. 37,880,446 shares of stock, par
                                                 -------------------------------
value of $.01 per share, outstanding at March 31, 2002.
-------------------------------------------------------

Part I.  Financial Information.


Part 1, Item 1    Financial Statements.


               (Balance of this page is intentionally left blank)

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition

                                                                         March 31,         December 31,
                                                                            2002               2001
                                                                      ----------------   ----------------
                                                                       (In thousands, except share data)
                                                                                  (Unaudited)
Assets
------
Cash and cash equivalents                                                  $    75,022        $   116,583
Marketable securities available-for-sale                                     2,567,573          2,552,360
Loans receivable, net                                                        2,378,293          2,462,218
Loans held for sale, net                                                        39,679             42,453
Loan servicing rights                                                            4,815              4,782
Investment in real estate and other joint ventures                              13,374             12,813
Premises and equipment, net of accumulated
   depreciation of $38,179 and $37,534                                          42,942             43,931
Accrued interest receivable                                                     23,071             28,298
Intangible assets                                                               13,077             13,564
Deferred tax asset, net                                                          3,791              1,516
Other assets                                                                    95,066             95,225
                                                                      ----------------   ----------------
    Total assets                                                          $  5,256,703       $  5,373,743
                                                                      ================   ================

Liabilities and Stockholders' Equity
------------------------------------
Deposits                                                                  $  2,570,907       $  2,537,269
Other borrowings                                                             2,158,313          2,291,987
Escrow                                                                           5,757              4,662
Accrued interest payable                                                        14,451             12,620
Postretirement benefit obligation                                                2,844              2,809
Income taxes payable                                                             1,616                380
Other liabilities                                                               33,647             37,801
                                                                      ----------------   ----------------
    Total liabilities                                                        4,787,535          4,887,528
                                                                      ----------------   ----------------

Preferred stock, 10,000,000 shares authorized but unissued
Common stock, $ .01 par value, authorized 100,000,000
   shares, 40,227,503 shares issued and 37,880,446 outstanding at March 31, 2002, 40,163,477 shares issued and 39,176,840
   shares outstanding at December 31, 2001                                         402                402
Paid in capital                                                                312,207            312,009
Retained earnings                                                              223,369            215,600
Accumulated other comprehensive loss                                            (3,831)              (280)
Employee stock ownership plan                                                  (15,640)           (15,640)
Recognition and retention plans                                                (10,089)            (9,954)
Treasury stock, 2,347,057 shares at March 31, 2002
   and 986,637 shares at December 31, 2001                                     (37,250)           (15,922)
                                                                      ----------------   ----------------
    Total stockholders' equity                                                 469,168            486,215
                                                                      ----------------   ----------------
    Total liabilities and stockholders' equity                            $  5,256,703       $  5,373,743
                                                                      ================   ================

          See accompanying notes to consolidated financial statements.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                        Consolidated Statements of Income

                                                                              Three Months Ended March 31,
                                                                        -----------------------------------------
                                                                                2002                 2001
                                                                        --------------------- -------------------
                                                                            (In thousands, except share data)
                                                                                       (Unaudited)
Interest Income:
  Loans                                                                         $  43,224          $  51,527
  Marketable securities and interest-earning cash                                  28,559             33,608
                                                                        ------------------    ---------------
       Total interest income                                                       71,783             85,135
                                                                        ------------------    ---------------
Interest Expense:
  Deposits and escrow                                                              18,968             31,855
  Borrowed funds                                                                   21,171             26,222
                                                                        ------------------    ---------------
       Total interest expense                                                      40,139             58,077
                                                                        ------------------    ---------------
       Net interest income                                                         31,644             27,058
Provision for loan losses                                                           2,085              1,599
                                                                        ------------------    ---------------
       Net interest income after provision for loan losses                         29,559             25,459
                                                                        ------------------    ---------------
Noninterest Income:
  Service charges on deposits                                                       1,651              1,531
  Other service charges, commissions, fees                                          3,167              2,339
  Loan servicing, net                                                                (244)               207
  Gain on securities                                                                  324                415
  Gain on sale of loans                                                               946                119
  Other                                                                             1,370              1,230
                                                                        ------------------    ---------------
       Total noninterest income                                                     7,214              5,841
                                                                        ------------------    ---------------
Noninterest Expense:
  Salaries and benefits                                                            11,078              9,315
  Equipment expense                                                                 1,770              1,748
  Occupancy expense                                                                 1,567              1,670
  Advertising and public relations                                                    998                751
  FDIC insurance                                                                      112                132
  Income from real estate operations                                                 (115)              (403)
  Amortization of intangibles                                                         490                751
  Professional fees and outside services                                              819                624
  Supplies, telephone and postage                                                   1,222              1,819
  Other                                                                             2,777              2,373
                                                                        ------------------    ---------------
     Total noninterest expense                                                     20,718             18,780
                                                                        ------------------    ---------------
  Income before income taxes                                                       16,055             12,520
  Income tax expense                                                                4,558              3,947
                                                                        ------------------    ---------------
      Net income                                                                $  11,497          $   8,573
                                                                        ==================    ===============
  Basic earnings per share                                                      $    0.31          $    0.23
                                                                        ==================    ===============
  Diluted earnings per share                                                    $    0.30          $    0.23
                                                                        ==================    ===============


          See accompanying notes to consolidated financial statements.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                                  For the Three Months Ended
                                                                                          March 31,
                                                                            ---------------------------------------
                                                                                  2002                 2001
                                                                            -----------------   -------------------
                                                                                        (In thousands)
                                                                                         (Unaudited)
Cash flows from operating activities:
   Net income                                                                 $       11,497       $         8,573
   Adjustments to reconcile net income to net cash provided by operating activities:
        Provision for loan losses                                                      2,085                 1,599
        Net depreciation, amortization and accretion                                   1,780                 2,088
        Loans originated for sale                                                   (109,180)              (38,011)
        Proceeds from sales of loans originated for sale                             112,901                36,110
        Origination of loan servicing rights                                            (706)                   (2)
        Net gain on loans and securities                                              (1,270)                 (534)
        Gain on the sale of foreclosed real estate                                      (168)                 (444)
        Loss (income) from joint ventures                                                160                  (241)
        Decrease in accrued interest receivable                                        5,227                 1,726
        Increase in accrued interest payable                                           1,831                 2,957
        Amortization of intangibles                                                      490                   747
        Earned ESOP shares                                                               407                   257
        Earned RRP shares                                                                869                     2
        Loss (gain) on the sale of premises and equipment                                 65                  (572)
        (Benefit) provision for deferred income tax                                   (2,275)                6,974
        Increase in income taxes payable                                               1,236                 3,576
        Other, net                                                                     7,088               (14,887)
                                                                            -----------------   -------------------
            Net cash provided by operating activities                                 32,037                 9,918
                                                                            -----------------   -------------------

Cash flows from investing activities:
   Proceeds from maturities, sales, and principal reductions
      of marketable securities                                                       596,919               229,699
   Purchase of marketable securities                                                (626,182)             (411,470)
   Loan originations less principal payments on loans                                 79,901               (16,717)
   Investments in real estate held for investment and other joint ventures              (477)                  404
   Proceeds on real estate and premises and equipment                                    672                 3,029
   Purchases of premises and equipment, net                                             (627)               (1,519)
                                                                            -----------------   -------------------
      Net cash provided by (used in) investing activities                             50,206              (196,574)

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (continued)

                                                                                  For the Three Months Ended
                                                                                          March 31,
                                                                            ---------------------------------------
                                                                                  2002                 2001
                                                                            -----------------   -------------------
                                                                                        (In thousands)
                                                                                         (Unaudited)
Cash flows from financing activities:

   Net increase (decrease) in deposits                                                33,638               (87,980)
   Net (decrease) increase in other borrowings                                      (133,674)              258,440
   Net increase in escrow                                                              1,095                   791
   Dividend reinvestment plan                                                            (89)                   65
   Cash dividends                                                                     (3,868)               (3,309)
   Payments to acquire treasury stock                                                (21,328)                    -
   Proceeds from the exercise of stock options                                           422                   709
                                                                            -----------------   -------------------
      Net cash (used in) provided by financing activities                           (123,804)              168,716
                                                                            -----------------   -------------------
      Net increase (decrease) in cash and cash equivalents                           (41,561)              (17,940)
Cash and cash equivalents at beginning of period                                     116,583                99,837
                                                                            -----------------   -------------------
Cash and cash equivalents at end of period                                        $   75,022           $    81,897
                                                                            =================   ===================

Supplemental disclosures:

Cash paid during the period for:
    Interest on deposits, advances and other borrowings
       (includes interest credited to deposit accounts)                           $   38,307           $    54,168
    Income taxes                                                                       3,363                   392
Non-cash investing activities:
      Transfers from loans to foreclosed real estate                              $      691           $       166


                See accompanying notes to financial statements.

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

The accompanying interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the results of interim periods, have been made. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002 or any other interim period.

The accounting policies followed in the presentation of interim financial results are consistent with those followed on an annual basis. These policies are presented on pages 58 through 91 of the 2001 Annual Report on Form 10-K.

(2)  Recently Issued Accounting Guidance
     -----------------------------------

On January 1, 2002, Waypoint Financial adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 requires the use of a non-amortization approach to account for goodwill and certain intangibles. As of January 1, 2002, Waypoint Financial ceased the amortization of goodwill that was recorded in past business combinations. Waypoint Financial will assess goodwill for potential impairment during the three-month period ending June 30, 2002 and has not yet determined whether or the extent to which it will affect the financial statements. Goodwill amortization totaled $261,000 during the three months ended March 31, 2001.

On January 1, 2002, Waypoint Financial adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 establishes criteria beyond that previously specified in SFAS 121 to determine when a long-lived asset is held for sale. The adoption of SFAS 144 had no impact on Waypoint Financial's financial condition or results of operations.

(3)  Completion of Stock Conversion, Stock Offering, and Acquisition by Merger
     -------------------------------------------------------------------------

On October 17, 2000, Harris Financial, MHC, the parent mutual holding company for Harris Financial, Inc. completed a mutual-to-stock conversion. As a result of this conversion, Harris Financial, MHC ceased to exist and Waypoint Financial became the successor to Harris Financial, Inc. The merger of Waypoint Financial and York Financial has been accounted for under the pooling-of-interests method of accounting.

Waypoint Financial recorded certain liabilities associated with merger-related costs. Remaining merger liabilities totaled $1,205,000 at March 31, 2002 and $1,811,000 at December 31, 2001, and consisted entirely of compensation and benefit plan costs. Waypoint Financial expects to settle through payment substantially all remaining accrued merger costs during 2002.

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

                                                                                            Per Share
                                                                Income          Shares        Amount
                                                              ---------------------------------------
For the three months ended March 31, 2002
   Basic earnings per share:

   Income available to common shareholders                     $   11,497      36,897,000     $  0.31
   Dilutive effect of management and director stock options                       819,000       (0.01)
                                                              ---------------------------------------
   Diluted earnings per share:
   Income available to common shareholders
      plus assumed conversions                                 $   11,497      37,716,000     $  0.30
                                                              =======================================
For the three months ended March 31, 2001
   Basic earnings per share:

   Income available to common shareholders                     $    8,573      37,369,000     $  0.23
   Dilutive effect of management and director stock options                       316,000           -
                                                              ---------------------------------------
   Diluted earnings per share:
   Income available to common shareholders
      plus assumed conversions                                 $    8,573      37,685,000     $  0.23
                                                              =======================================

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
    (All dollar amounts presented in the tables are in thousands, except per share data)
                                  (Unaudited)

(5)    Marketable Securities
       ---------------------

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for marketable securities by major security type were as follows:

                                                                   As of March 31, 2002
                                              ---------------------------------------------------------------
                                                                   Gross           Gross
                                                                Unrealized      Unrealized
                                                 Amortized        Holding         Holding          Fair
                                                   Cost            Gains          Losses           Value
                                               --------------------------------------------------------------
    Available for sale:
      U.S. Government and agencies                $  345,961       $     567      $  (4,702)     $   341,826
      Corporate bonds                                 80,835              51         (8,924)          71,962
      Municipal securities                           102,576           1,738         (1,654)         102,660
      FHLB stock                                      90,096               -              -           90,096
      Equity securities                               91,737           5,565           (246)          97,056
      Mortgage-backed securities:
        Agency PC's & CMO's                          909,092           3,455         (1,365)         911,182
        Private issue CMO's                          953,066           4,909         (5,184)         952,791
                                               --------------  --------------  --------------  --------------
          Total mortgage-backed securities         1,862,158           8,364         (6,549)       1,863,973
                                               --------------  --------------  --------------  --------------
          Total securities available for sale     $2,573,363       $  16,285      $ (22,075)     $ 2,567,573
                                               ==============  ==============  ==============  ==============

                                                                 As of December 31, 2001
                                              ---------------------------------------------------------------
                                                                   Gross           Gross
                                                                Unrealized      Unrealized
                                                 Amortized        Holding         Holding          Fair
                                                   Cost            Gains          Losses           Value
                                               --------------------------------------------------------------
    Available for sale:
      U.S. Government and agencies                $  522,531       $   4,329      $  (1,502)     $   525,358
      Corporate bonds                                 89,788             109         (7,222)          82,675
      Municipal securities                            82,734           1,962         (1,049)          83,647
      FHLB stock                                      92,147               -              -           92,147
      Equity securities                              118,392           6,110           (152)         124,350
      Mortgage-backed securities:
        Commercial                                    10,002               -             (2)          10,000
        Agency PC's & CMO's                          852,239             816         (6,335)         846,720
        Private issue CMO's                          784,491           6,491         (3,519)         787,463
                                               --------------  --------------  ------------    --------------
          Total mortgage-backed securities         1,646,732           7,307         (9,856)       1,644,183
                                               --------------  --------------  ------------    --------------
          Total securities available for sale     $2,552,324       $  19,817      $ (19,781)      $2,552,360
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

(6)  Loans Receivable, Net
     ---------------------

The following table presents the composition of loans receivable, net, as of the dates indicated:

                                                                  March 31,            December 31,
                                                                     2002                  2001
                                                               -----------------     -----------------
     Residential mortgage loans (principally conventional):
        Secured by 1-4 family residences                           $    918,181          $  1,025,688
        Construction (net of undistributed
           portion of $26,683 and $34,676)                               28,814                36,040
                                                               -----------------     -----------------
                                                                        946,995             1,061,728
     Less:
        Unearned discount                                                   145                   159
        Net deferred loan origination fees                                4,861                 5,116
                                                               -----------------     -----------------
              Total residential mortgage loans                          941,989             1,056,453
                                                               -----------------     -----------------

     Commercial loans:
        Commercial real estate                                          495,192               484,894
        Commercial business                                             277,226               272,389
        Construction and site development
           (net of undistributed portion of
           $26,102 and $26,015)                                          24,617                25,428
                                                               -----------------     -----------------
                                                                        797,035               782,711
     Less:
        Net deferred loan origination fees                                1,045                 1,171
                                                               -----------------     -----------------
              Total commercial loans                                    795,990               781,540
                                                               -----------------     -----------------

     Consumer and other loans:
        Manufactured housing                                             98,104                97,243
        Home equity and second mortgage                                 331,437               322,182
        Indirect automobile                                             135,924               127,258
        Other                                                            76,011                78,075
                                                               -----------------     -----------------
                                                                        641,476               624,758
     Plus:
        Net deferred loan origination fees                               (2,500)               (2,185)
        Dealer reserve                                                   25,012                24,721
                                                               -----------------     -----------------
           Total consumer and other loans                               663,988               647,294
                                                               -----------------     -----------------
     Less: Allowance for loan losses                                     23,674                23,069
                                                               -----------------     -----------------
     Loans receivable, net                                         $  2,378,293          $  2,462,218
                                                               =================     =================

Loans having a carrying value of $1,265,494,000 were pledged as collateral for FHLB advances at March 31, 2002.

Waypoint Financial conducts certain residential mortgage banking activities including the origination of mortgage loans for securitization or sale to investors and the servicing of mortgage loans for investors. Waypoint Financial also occasionally sells loans from its portfolio in the ordinary course of business.

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans totaled $625,749,000 at March 31, 2002 and $633,138,000 at December 31, 2001. Investor custodial balances maintained in connection with the foregoing mortgage servicing rights totaled $11,206,000 at March 31, 2002 and $17,367,000 at December 31, 2001.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
    (All dollar amounts presented in the tables are in thousands, except per share data)
                                   (Unaudited)

Waypoint Financial's investment in loan servicing rights is included in the accompanying consolidated statement of financial condition. Waypoint Financial did not purchase or sell any mortgage servicing rights during the three-month periods ended March 31, 2002 and 2001.

Waypoint Financial sold mortgage loans totaling $111,954,000 and $35,991,000 during the three-month periods ended March 31, 2002 and March 31, 2001, respectively. Waypoint Financial did not exchange loans for mortgage-backed securities during the three-month periods ended March 31, 2002 and 2001.

(7) Deposits
    --------

The following table presents the composition of deposits, as of the dates indicated:

                                          March 31,              December 31,
                                            2002                    2001
                                     ------------------       ------------------
Savings                                    $   236,052              $   220,344
Time                                         1,520,245                1,444,723
Transaction                                    350,544                  340,568
Money market                                   464,066                  531,634
                                     ------------------       ------------------
     Total deposits                        $ 2,570,907              $ 2,537,269
                                     ==================       ==================




(8) Other Borrowings
    ----------------

The following table presents the composition of Waypoint Financial's other borrowings as of the dates indicated:

                                         March 31,                December 31,
                                           2002                       2001
                                     -----------------         -----------------
  FHLB advances                           $ 1,781,263               $ 1,842,170
  Repurchase agreements                       377,003                   449,770
  Other                                            47                        47
                                     -----------------         -----------------
    Total other borrowings                $ 2,158,313               $ 2,291,987
                                     =================         =================



(9) Derivative Instruments
    ----------------------

During the three-month period ended March 31, 2002, Waypoint Financial invested in an interest rate swap that does not qualify for hedge accounting treatment. This swap has a notional amount of $100,000,000 and was acquired to manage interest rate risk associated with deposit liabilities. As of March 31, 2002, Waypoint recognized a valuation loss of $1,759,000 in other liabilities related to this instrument, with a corresponding charge reported in net gain on securities.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying interim consolidated financial statements for Waypoint Financial Corp. and Subsidiaries. This discussion should be read in conjunction with the 2001 Annual Report on Form 10-K. Current performance does not guarantee and may not be indicative of similar performance in the future.

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

Waypoint Financial conducts its business through fifty-eight offices, including fifty offices located in the five county south-central region of Pennsylvania that includes Dauphin, York, Cumberland, Lancaster and Lebanon Counties, and eight offices in Maryland. In addition, Waypoint Financial maintains an operations center, a commercial services center, various loan production offices, a commissioned mortgage origination staff, and, to a lesser extent, a correspondent mortgage origination network. Waypoint Financial's wholly-owned insurance agency Owen Insurance Inc. operates its main office in York, Pennsylvania and a second office in Camp Hill, Pennsylvania.

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

Waypoint Financial also generates non-interest income from fees and commissions charged on customers' accounts, sales of brokerage and insurance products, trust and asset management services, and mortgage banking activities including the servicing of loans for others. Noninterest income also includes income on bank-owned life insurance, gains and losses on sales of securities available for sale, gains and losses on sales of real estate, equity in earnings of limited partnership interests, and fees and service charges assessed on loan and deposit transactions. Waypoint Financial's non-interest expenses primarily consist of employee compensation and benefits, occupancy and equipment expense, advertising and other operating expenses. Waypoint Financial's results of operations also are affected by general economic and competitive conditions, notably changes in market interest rates, government policies and regulations.

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

Waypoint Financial's Asset/Liability Committee monitors interest rate risk by utilizing simulation analysis. Net interest income fluctuations and the net portfolio value ratio are determined in various interest rate scenarios and monitored against acceptable limitations established by management and approved by the Board of Directors. Such rate scenarios include rate shocks adjusting rates in +/- 100 basis point (bp) increments (ramped over the next 12 months) resulting in projected changes to net interest income over the next 12 months and projected net portfolio value ratios as indicated in the following table.

Following is an analysis of hypothetical changes in interest rates as of the dates indicated:

                                            As of March 31, 2002                 As of December 31, 2001
                                       ----------------------------------   -----------------------------------
             Change in                 Percent change          Net           Percent change         Net
           interest rates              in net interest      portfolio       in net interest      portfolio
         (In basis points)                income (1)        ratio (2)          income (1)        ratio (2)
    --------------------------        ----------------  ----------------   -----------------  ----------------
                +300                          7.51%             5.43%              1.73%             5.61%
                +200                          2.41              6.48               0.95              6.58
                +100                          1.02              7.21               0.71              7.21
                   0                             -              7.85                  -              7.77
                (100)                        (1.74)             7.77              (0.96)             7.59
                (200)                        (3.61)             6.51              (2.26)             6.99

--------
          (1) The percentage change in this column represents an increase (decrease) in net interest income for 12 months in a stable interest rate environment versus net interest income for 12 months in the various rate scenarios.
          (2) The net portfolio value ratio in this column represents net portfolio value of Waypoint Financial in various rate scenarios, divided by the present value of expected net cash flows from existing assets in those same scenarios. Net portfolio value is defined as the present value of expected net cash flows from existing assets, minus the present value of expected net cash flows from existing liabilities, plus or minus the present value of expected net cash flows from existing off-balance-sheet contracts.

Simulation results are influenced by a number of estimates and assumptions with regard to embedded options, prepayment behaviors, pricing strategies and cashflows. At March 31, 2002 and December 31, 2001, both net interest income variability and net portfolio ratio results were within limits established by the Board of Directors. Also, as of these dates, the net portfolio ratio fell within the "minimal risk" category established under OTS guidelines for interest rate risk measurement. Assumptions and estimates used in simulation analysis are inherently subjective and, as a consequence, results will neither precisely estimate net interest income or net portfolio value nor precisely measure the impact of higher or lower interest rates on net interest income or net portfolio value ratio. The results of these simulations are reported to Waypoint Financial's Board of Directors on a monthly basis.

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

Waypoint Financial meets its liquidity needs by either reducing its assets or increasing its liabilities. Sources of asset liquidity include short-term investments, securities available for sale, maturing and repaying loans, and monthly cash flows from mortgage-backed securities. The loan portfolio provides an additional source of liquidity due to Waypoint Financial's participation in the secondary mortgage market and resulting ability to sell loans as necessary. Waypoint Financial also meets its liquidity needs by attracting deposits and utilizing borrowing arrangements with the FHLB of Pittsburgh and the Federal Reserve Bank of Philadelphia for short- and long-term loans as well as other short-term borrowings.

Deposits represent Waypoint Financial's primary source of funds. Waypoint Financial occasionally uses brokered deposits to supplement other sources of funds to the extent such deposits are determined to have more favorable interest cost and risk characteristics at the time of purchase relative to other sources of funding. During the three months ended March 31, 2002, Waypoint Financial's deposits increased $33.6 million. At March 31, 2002, Waypoint Financial also had brokered deposits of $181.4 million outstanding at an average interest rate of 2.45% as compared to $205.0 million outstanding at December 31, 2001 at an average interest rate of 2.64%. To supplement deposit-gathering efforts, Waypoint Financial borrows from the FHLB of Pittsburgh. At March 31, 2002, Waypoint Financial had $1,781.3 million in FHLB loans outstanding at a weighted average interest rate of 4.27%, a decrease of $60.9 million from $1,842.2 million at a weighted average interest rate of 4.11% on December 31, 2001. Waypoint Financial redeemed FHLB stock totaling $2.1 million due to a decrease in FHLB loans outstanding during the three months ended March 31, 2002. For additional details of FHLB loans and other borrowings, see the Notes to Consolidated Financial Statements.

Proceeds from loan and securities sales represent a substantial source of funds to Waypoint Financial. These sources amounted to $323.5 million and $195.0 million during the three-month periods ended March 31, 2002 and 2001, respectively.

Generally, Waypoint Financial's principal use of funds is to invest in commercial and consumer loans. In addition, during the three months ended March 31, 2002, Waypoint Financial utilized leverage strategies to deploy available capital. These strategies resulted in expansion of the investment portfolio through the purchase of available for sale securities. The carrying value of securities available for sale increased $15.2 million to $2,567.6 million at March 31, 2002 from $2,552.4 million at December 31, 2001.

Loan demand resulted in total originations of $330.3 million in the three months ended March 31, 2002. Waypoint Financial's local economic environment has remained resilient in 2002 and this has had a favorable effect on the volume of originations. During the period, the loan portfolio decreased by $83.9 million to $2,378.3 million at March 31, 2002 from $2,462.2 million at December 31, 2001. The loan decrease resulted from mortgage loan repayments and prepayments, which offset growth in commercial and consumer loans.

Waypoint Bank is required by OTS regulations to maintain sufficient liquidity to ensure its safe and sound operation. Waypoint Bank had sufficient liquidity during the quarters ended March 31, 2002 and March 31, 2001. The sources of liquidity previously discussed are deemed by management to be sufficient to fund outstanding loan commitments and meet other obligations.

V. Capital Resources

Stockholders' equity at March 31, 2002, totaled $469.2 million compared to $486.2 million at December 31, 2001, a decrease of $17.0 million. Stockholders' equity was increased by net income of $11.5 million and by various other net increases totaling $.3 million. Offsetting these increases were cash dividends of $3.9 million, an increase in Waypoint Financial's unrealized losses on available for sale securities, net of tax effect, of $3.6 million, and treasury stock purchases of $21.3 million.

Under OTS regulations a savings association must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements. At March 31, 2002, and December 31, 2001, Waypoint Bank met all three minimum capital requirements to be well capitalized.

Risk-based Capital Ratios and Leverage Ratios

      WAYPOINT BANK                                      Minimum Requirement     Minimum Requirement to
                                      Actual            for Capital Adequacy     be "Well Capitalized"
                               ---------------------    ---------------------    ----------------------
   As of March 31, 2002            Amount      Ratio        Amount      Ratio        Amount       Ratio
   --------------------            ------      -----        -------     -----        -------      -----
                               (in thousands)           (in thousands)           (in thousands)
Total Capital
 (to Risk Weighted Assets)           $422,185  14.5%          $232,596   8.0%          $290,745   10.0%
Tier 1 Capital
 (to Risk Weighted Assets)            396,122  13.6            116,298   4.0            174,447    6.0
Tier 1 Capital
 (to Average Assets)                  396,122   7.5            210,611   4.0            263,264    5.0

 As of December 31, 2001
 -----------------------
Total Capital
 (to Risk Weighted Assets)           $434,847  14.6%          $238,377   8.0%          $297,971   10.0%
Tier 1 Capital
 (to Risk Weighted Assets)            409,125  13.7            119,189   4.0            178,783    6.0
Tier 1 Capital
 (to Average Assets)                  409,125   8.1            202,703   4.0            253,379    5.0

     A reconciliation of Waypoint Bank's regulatory capital to capital using accounting principles generally accepted in the United States (GAAP) as of March 31, 2002 follows:

                                                                                              Tier 1
                                                                                Tangible       (Core)      Risk-based
                                                                                Capital       Capital       Capital
                                                                                --------      --------     ----------
GAAP capital at Waypoint Financial                                              $469,168      $469,168       $469,168
Capital attributed to affiliates                                                 (65,023)      (65,023)       (65,023)
                                                                                --------      --------     ----------
GAAP capital at Waypoint Bank                                                    404,145       404,145        404,145

Capital adjustments:
    Unrealized losses, net of taxes, on securities available for sale              3,837         3,837          3,837
    Allowance for loan losses                                                          -             -         23,674
    Certain intangible assets                                                    (11,370)      (11,370)       (11,370)
    Disallowed servicing assets                                                     (490)         (490)          (490)
    Allowable unrealized gains, net of taxes, on equity securities available
       for sale                                                                        -             -          2,389
                                                                                --------      --------     ----------
    Regulatory capital at Waypoint Bank                                         $396,122      $396,122       $422,185
                                                                                ========      ========     ==========

X.   Results of Operations

Comparison for the Three-Month Periods Ended March 31, 2002 and March 31, 2001

Net Income
Net income for the three months ended March 31, 2002 was $11,497,000, which represented an increase of $2,924,000 or 34.1% from $8,573,000 reported for the three months ended March 31, 2001. The increase in net income included an increase of $4,100,000 in net interest income after provision for loan losses and an increase of $1,373,000 in noninterest income. These increases in income were offset by an increase of $1,938,000 in noninterest expense and an increase of $611,000 in income tax expense. The following paragraphs include a discussion of the components of net income.

Net Interest Income
Waypoint Financial's principle source of revenue is net interest income, which represents the difference between interest income generated by earning assets such as loans and marketable securities and interest expense on interest-bearing liabilities such as deposits and borrowings. Net interest income can be significantly impacted by movements in market interest rates.

Net interest income before provision for loan losses totaled $31,644,000 for the three months ended March 31, 2002, which represents an increase of $4,586,000 or 16.9% from $27,058,000 for the three months ended March 31, 2001. Provision expense for loan losses increased $486,000 or 30.4% to $2,085,000 for the three months ended March 31, 2002 from $1,599,000 for the comparable prior period. The paragraphs below present an analysis of the components of net interest income on a tax-equivalent basis.

Table 1 presents, on a tax-equivalent basis, Waypoint Financial's average asset and liability balances, interest rates, interest income and interest expense for each of the three-month periods ended March 31, 2002 and March 31, 2001. Table 2 presents a rate-volume analysis of changes in net interest income on a tax-equivalent basis for the three-month periods ended March 31, 2002 and March 31, 2001.

Net interest income before provision expense for loan losses, on a tax equivalent basis, totaled $32,495,000 for the three months ended March 31, 2002, which represents an increase of $4,667,000 or 16.8%, from $27,828,000 for the three months ended March 31, 2001. This increase reflected a favorable volume variance of $230,000 and a favorable rate variance of $4,437,000 for the three months ended March 31, 2002 versus the comparable prior period.

For the three months ended March 31, 2002, the yield on interest-earning assets was 5.77%, representing a 156 basis points decrease from the comparable prior period. At same time, the cost of funds decreased 193 basis points to 3.40% for the three months ended March 31, 2002. As a result, the interest spread increased by 29 basis points to 2.37% and the net interest margin ratio increased by 21 basis points to 2.58% during the three months ended March 31, 2002 versus the comparable prior period.

The improvement in Waypoint Financial's net interest margin resulted primarily from a substantial increase in the mix of higher-yielding commercial and consumer loans within the loan portfolio. Also, an increasingly-disciplined deposit pricing strategy and aggressive funds management practices have augmented the decrease in liability rates during the five-quarter period ended March 31, 2002. Net interest income was also significantly enhanced by a substantial increase in Waypoint Financial's leveraged investment portfolio.

Table 1 Average Balance Sheets, Rates and Interest Income and Expense Summary

                                                                          For the three months ended,
                                                       -------------------------------------------------------------------
                                                               March 31, 2002                     March 31, 2001
                                          Rate         -------------------------------------------------------------------
                                          As of                                 Average                           Average
                                        March 31,       Average      (1) (2)     Yield/    Average     (1) (2)     Yield/
                                           2002         Balance     Interest     Cost      Balance     Interest    Cost
                                        ----------     -----------------------------------------------------------------
                                                                     (All dollar amounts are in thousands)
Assets:
Interest-earning assets:
  Loans                                       6.86%    $ 2,484,813    $ 43,389      6.98% $ 2,649,962   $ 51,766    7.81%
  Marketable securities - taxable             4.53       2,402,896      27,024      4.50    1,927,935     32,052    6.65
  Marketable securities - tax-free            8.33          94,387       1,960      8.31       71,502      1,515    8.48
  Other interest-earning assets               1.88          56,002         261      1.86       41,011        572    5.58
                                        ----------     -----------------------------------------------------------------
Total interest-earning assets                 5.72       5,038,098      72,634      5.77    4,690,410     85,905    7.33
                                        ----------                ----------------------             -------------------
Noninterest-earning assets                                 206,519                            169,098
                                                       -----------                      -------------
Total assets                                           $ 5,244,617                        $ 4,859,508
                                                       ===========                      =============
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
  Savings deposits                            1.27     $   224,220         696      1.24  $   210,860      1,470    2.79
  Time deposits                               4.37       1,502,267      16,217      4.32    1,551,968     22,880    5.90
  NOW and money market accounts               0.92         811,871       2,047      1.01      802,766      7,496    3.74
  Escrow                                      0.58           5,811           8      0.55        6,707          9    0.54
  Borrowed funds                              4.37       2,179,470      21,171      3.89    1,784,372     26,222    5.88
                                        ----------     -----------------------------------------------------------------
Total interest-bearing liabilities            3.62       4,723,639      40,139      3.40    4,356,673     58,077    5.33
                                        ----------                ----------------------             -------------------
Noninterest-bearing liabilities                             37,910                             51,121
                                                       -----------                      -------------
Total liabilities                                        4,761,549                          4,407,794
Stockholders' equity                                       483,068                            451,714
                                                       -----------                      -------------
Total liabilities and
  stockholders' equity                                 $ 5,244,617                        $ 4,859,508
                                                       ===========                      =============

Net interest income, tax-equivalent                                     32,495                            27,828
Interest rate spread,
  tax-equivalent(3)                          2.10%                                 2.37%                            2.00%
                                        ==========                            ==========                            ====
Net interest-earning assets                            $   314,459                        $   333,737
                                                       ===========                      =============
Net interest margin, tax-equivalent (4)                                            2.58%                            2.37%
                                                                                                                    ====
Ratio of interest-earning assets
  to interest-bearing liabilities                             1.07 x                             1.08 x
                                                       ===========                      =============
Adjustment to reconcile tax-equivalent
  net interest income to net interest
  income                                                                  (851)                             (770)
Net interest income before provision                              ------------                       -----------
  for loan losses                                                     $ 31,644                          $ 27,058
                                                                  ============                       ===========

(1) Includes net expense recognized on deferred loan fees and costs of $262,000 for the three months ended March 31, 2002, and $568,000 for the three months ended March 31, 2001.
(2) Interest income and yields are shown on a tax-equivalent basis using an effective tax rate of 35%.
(3) Represents the difference between the average yield on interest-earning assets and the average cost on interest-bearing liabilities.
(4) Represents the annualized net interest income before the provision for loan losses divided by average interest-earning assets.

Table 2 Rate/Volume Analysis of Changes in Net Interest Income

                                                                     Three Months Ended March 31, 2002
                                                                                Compared to
                                                                     Three Months Ended March 31, 2001
                                                                            Increase (Decrease)
                                                               -----------------------------------------------
                                                                  Volume            Rate             Net
                                                               --------------  ---------------  --------------
                                                                       (Dollar amounts in thousands)
       Interest-earning assets:
         Loans, net                                                $  (2,618)       $ (5,759)       $ (8,377)
         Marketable securities - taxable                               6,788         (11,816)         (5,028)
         Marketable securities - tax-free                                476             (31)            445
         Other interest-earning assets                                   160            (471)           (311)
                                                               --------------  ---------------  --------------
         Total interest-earning assets                                 4,806         (18,077)        (13,271)
                                                               --------------  ---------------  --------------

       Interest-bearing liabilities:
         Savings deposits                                                 88            (862)           (774)
         Time deposits                                                  (712)         (5,951)         (6,663)
         NOW and money market deposits                                    78          (5,527)         (5,449)
         Escrow                                                           (1)              -              (1)
         Borrowed funds                                                5,123         (10,174)         (5,051)
                                                               --------------  ---------------  --------------
         Total interest-bearing liabilities                            4,576         (22,514)        (17,938)
                                                               --------------  ---------------  --------------
       Net change in interest income                               $     230        $  4,437        $  4,667
                                                               ==============  ===============  ==============

Waypoint Financial's average loan balances decreased $165.2 million or 6.2% to $2.485 billion during the three months ended March 31, 2002 from $2.650 billion for the comparable prior period. This decrease came primarily in mortgage loans, which were partially offset by increases in commercial and consumer loans. This change in the loan mix is a result of Waypoint Financial's emphasis on increasing its investment in higher-yielding commercial and consumer loans. Waypoint Financial also continued to decrease its investment in mortgage loans by selling most of its residential mortgage loan originations into the secondary market and by reallocating cash inflows from residential mortgage loan repayments and prepayments toward funding other loans. (Note 6 in the Notes to Consolidated Financial Statements presents comparative loan balances as of March 31, 2002 and December 31, 2001.) The yield on average loans decreased 83 basis points to 6.98% for the three months ended March 31, 2002 versus the comparable prior quarter. Average loan yields decreased primarily due to aggressive reductions in short-term interest rates by the Federal Reserve Bank (FRB) during the five-quarter period ended March 31, 2002. Throughout this period, yields on Waypoint Financial's variable and adjustable rate loans in portfolio decreased as benchmark rate indices reset with each FRB rate decrease. Also, rates on new commercial and consumer loan products decreased in step with the market rate decreases. These rate decreases were partially offset by improvements in the loan portfolio mix toward higher-yielding loans.

Waypoint Financial's marketable securities increased $497.9 million or 24.9% to $2.497 billion during the three months ended March 31, 2002 from $1.999 billion for the comparable prior period. This increase resulted from increased leveraged investments and from the redeployment of cash inflows from residential mortgage loan repayments and prepayments that were not required for other loan investing. Yields on marketable securities decreased 207 basis points to 4.65% for the three months ended March 31, 2002 versus the comparable prior period primarily due to the decrease in market rates as described above in the loan discussion.

Average deposits decreased $27.2 million or 1.1% to $2.538 billion during the three-month period ending March 31, 2002 from $2.566 billion for the comparable prior quarter. The cost of average deposits decreased 198 basis points to 2.99% during the three months ended March 31, 2002 primarily due to the decrease in market rates during the five-quarter period ended March 31, 2002. Increases in lower-cost savings, checking, and money market accounts also enhanced the reduction in deposit funding costs as Waypoint Financial continued to enhance its sales and marketing focus on these products.

For a comprehensive discussion on qualitative and quantitative disclosures regarding market risk, refer to Management's Discussion and Analysis included in the 2001 Annual Report on Form 10-K.

Provision for Loan Losses
Waypoint Financial recognized provision for loan losses totaling $2,085,000 for the three months ended March 31, 2002, which represents an increase of $486,000 or 30.4%, from the $1,599,000 provision recorded for the three months ended March 31, 2001. Waypoint Financial's provision expense and allowance for loan losses are discussed in further detail in the Asset Quality section of this report.

Noninterest Income

The table below presents noninterest income for the three months ended March 31, 2002 and 2001.

Table 3 Changes in Noninterest Income

                                                                        Three months ended March 31
                                                           ------------------------------------------------------
                                                              2002          2001         Change           %
                                                           ------------  ------------  ------------  ------------
                                                                       (Dollar amounts in thousands)
     Service charges on deposits                              $  1,651      $  1,531       $   120           7.8
     Other service charges, commissions, fees                    3,167         2,339           828          35.4
     Loan servicing, net                                          (244)          207          (451)       (217.9)
     Gain on securities                                            324           415           (91)        (21.9)
     Gain on sale of loans                                         946           119           827         695.0
     Other                                                       1,370         1,230           140          11.4
                                                           ------------  ------------  ------------  ------------
     Total                                                    $  7,214      $  5,841       $ 1,373          23.5
                                                           ============  ============  ============  ============

Total noninterest income increased $1,373,000 or 23.5% to $7,214,000 for the three months ended March 31, 2002 compared to $5,841,000 for the three months ended March 31, 2001 as a result of the following:

     . Service charges on deposits totaled $1,6851,000, up $120,000 or 7.8% from the comparable prior quarter due to an increase in collected overdraft fees.

     . Other service charges, commissions and fees increased $828,000 or 35.4% to $3,167,000 from the comparable prior quarter. Within this income category, ATM fees were $886,000 (up $145,000), fees from insurance services were $944,000 (up $347,000), brokerage fees were $841,000 (up $315,000), and trust fees were $201,000 (up $78,000).

     . Net mortgage loan servicing resulted in a loss of $244,000, a decrease in income of $451,000, primarily due to continued accelerated prepayment activity in Waypoint's portfolio of mortgage loans serviced for others. This resulted primarily from the effects of changes in general interest rates during the five-quarter period ended March 31, 2002. During this period, market interest rates on mortgage loans generally decreased, which in turn increased market prepayment speeds, thereby reducing loan servicing revenue and increasing amortization expense on loan servicing rights and valuation adjustments.

     . Net gains on the sale of loans totaled $946,000, up $827,000 in large part due to a significant increase in mortgage banking volume due in part to a favorable rate environment for mortgage loan originating and selling. Also, Waypoint Financial hedged its residential mortgage construction loans during the three-month period ended March 31, 2001 due to anticipated rising interest rates, which had the effect of diminishing net gains on sales of related loans upon their conversion to permanent mortgage loans. No hedging was done on construction loans during the current period.

     . Gains on securities totaled $324,000, down $91,000. This income category includes net gains and losses on security sales and net valuation gains and losses on derivative instruments that do not qualify for full hedge accounting treatment. During the quarter ended March 31, 2002, Waypoint Financial recognized a valuation loss of $1,759,000 on an interest rate swap that does not qualify for hedge accounting treatment.

     . Other income totaled $1,370,000, up $140,000 from the comparable prior quarter. Within this income category, income from Bank Owned Life Insurance (BOLI) totaled $1,203,000, an increase of $1,024,000 due to an increased BOLI investment of $60 million in July, 2001. Offsetting this increase was a decrease of $427,000 in net gains on fixed asset sales and a decrease of $255,000 in income from joint venture investments to $0 for the quarter ended March 31, 2002.

Noninterest Expense

Noninterest expense for the three months ended March 31, 2002 and 2001 is presented in the following table:

Table 4  Changes in Noninterest Expense

                                                                        Three months ended March 31
                                                           ------------------------------------------------------
                                                              2002          2001         Change           %
                                                           ------------  ------------  ------------  ------------
                                                                       (Dollar amounts in thousands)
     Salaries and benefits                                    $ 11,078      $  9,315      $  1,763          18.9
     Equipment expense                                           1,770         1,748            22           1.3
     Occupancy expense                                           1,567         1,670          (103)         (6.2)
     Advertising and public relations                              998           751           247          32.9
     FDIC insurance                                                112           132           (20)        (15.2)
     Income from real estate operations                           (115)         (403)          288          71.5
     Amortization of intangibles                                   490           751          (261)        (34.8)
     Professional fees and outside services                        819           624           195          31.3
     Supplies, telephone and postage                             1,222         1,819          (597)        (32.8)
     Other                                                       2,777         2,373           404          17.0
                                                           ------------  ------------  ------------  ------------
     Total                                                    $ 20,718      $ 18,780      $  1,938          10.3
                                                           ============  ============  ============  ============

Total noninterest expense increased $1,938,000 or 10.3% to $20,718,000 for the three months ended March 31, 2002 from $18,780,000 for the three months ended March 31, 2001. The net increase in noninterest expense is attributable to the following:

     . Salaries and benefits expense totaled $11,078,000, up $1,763,000 or 18.9% from the comparable prior quarter. Within this expense category, salaries and wages totaled $6,170,000 (up $408,000 due to staff additions in various business lines and annual merit increases), incentive and bonus compensation totaled $1,775,000 (up $730,000 on increased product sales and the continued enhancement of "pay for performance" compensation practices), stock compensation from the Recognition and Retention Plan (RRP) totaled $614,000 (due to the December, 2001 adoption of the RRP), ESOP expense totaled $407,000 (up $200,000 due to the December, 2001 adoption of the Waypoint ESOP), and payroll taxes and employee benefits totaled $2,112,000 (down $182,000 due to the streamlining of benefit plans during 2001).

     . Advertising and public relation expense totaled $998,000, up $247,000 on increased media advertising.

     . Income from real estate operations exceeded expenses by $115,000, down from income of $403,000. During the first quarter of 2001, Waypoint Financial sold a historically high number of foreclosed properties as part of its post-merger assimilation activities.

     . Amortization of intangibles was $490,000, down $261,000 due to the elimination of goodwill amortization in connection with the adoption of SFAS 142 effective January 1, 2002.

     . Professional fees and outside services were $819,000, up $195,000 primarily due to information technology services.

     . Supplies, telephone, and postage expenses totaled $1,222,000, down $597,000 as the comparable prior quarter included additional expense for post-merger integration activities.

     . Other noninterest expense totaled $2,777,000, up $404,000 from the comparable prior quarter. This expense category included customer account servicing expenses of approximately $1,000,000 (up $100,000 on volume), OTS fees of $195,000 (up $20,000), director fees of $213,000 (up $60,000), director RRP grants of $256,000 (up $256,000), charitable contributions of $241,000 (down $47,000), and various other expenses totaling $872,000 (stable).

Provision for Income Taxes

Income tax expense totaled $4,558,000 for the three months ended March 31, 2002, which resulted in an effective tax rate of 28.4% on income before taxes of $16,055,000. During the three months ended March 31, 2001, Waypoint Financial recorded $3,947,000 of income tax expense resulting in an effective tax rate of 31.5% on income before taxes of $12,520,000. The effective tax rate decreased in the current quarter primarily due to an increase in tax-exempt income from loans and securities, an increase in the deduction for dividends received, and an increase in BOLI income.

X. Financial Condition

Marketable Securities
Marketable securities, excluding the Federal Home Loan Bank cash account, totaled $2.568 billion at March 31, 2002 and $2.552 billion at December 31, 2001. The decrease of $15.2 million during the three months ended March 31, 2002 resulted primarily from a reallocation of net security cash inflows to pay down certain borrowings. Note (5) of the Notes to Consoldiated Financial Statements presents the composition of the marketable securities portfolio as of March 31, 2002 and December 31, 2001.

Loans Receivable, Net
Loans receivable, net, totaled $2.378 billion at March 31, 2002 and $2.462 billion at December 31, 2001. The decrease of $83.9 million for the three months ended March 31, 2002, reflects a reduction in first mortgage loans totaling $114.7 million, which was offset by growth in commercial loans totaling $14.5 million and an increase in consumer and other loans totaling $16.7 million. Net loans was also impacted by a reduction of $.2 million in net deferred loan fees and an increase of $.6 million in the allowance for loan losses. The loan activity in 2002 reflects Waypoint Financial's continued focus on expanding its commercial and consumer loan portfolios and reducing its relative investment in residential mortgage loans through mortgage banking activities and the reallocation of cash inflows from repayments and prepayments. A summary of loan composition is included in Note (6) of the accompanying Notes to Consolidated Financial Statements.

Loan Commitments. Waypoint Financial issues loan commitments to prospective borrowers conditioned on the occurrence of certain events. Commitments are made in writing on specified terms and conditions and are generally honored for up to 60 days from approval. At March 31, 2002, Waypoint Financial had loan commitments and unadvanced loans and lines of credit totaling $494.5 million.

Loan Quality. Waypoint Financial has maintained excellent credit quality in its loan portfolio. Management attributes this performance to strong underwriting standards and credit and collections management, as well as a resilient economy in its local market area. Waypoint Financial follows a comprehensive loan policy that details credit underwriting, credit management and loan loss provisioning techniques.

Non-Performing Assets. The following table sets forth information regarding non-accrual loans, loans delinquent 90 days or more and still accruing, and other non-performing assets as of the dates indicated:

                                                               As of                     As of
                                                          March 31, 2002           December 31, 2001
                                                        -----------------------------------------------
                                                                    (Amounts in thousands)

Non-accrual residential mortgage loans                       $          641               $      1,345
Non-accrual commercial loans                                          7,300                      6,185
Non-accrual other loans                                                 524                        706
                                                        --------------------      ---------------------
     Total non-accrual loans                                          8,465                      8,236
Loans 90 days or more delinquent and still accruing                  11,085                     14,660
                                                        --------------------      ---------------------
     Total non-performing loans                                      19,550                     22,896
Total foreclosed other assets                                           433                        666
Total foreclosed real estate                                          1,043                        804
                                                        --------------------      ---------------------
     Total non-performing assets                             $       21,026               $     24,366
                                                        ====================      =====================
     Total non-performing loans to total loans                         0.81%                      0.92%
                                                        ====================      =====================
     Allowance for loan losses to non-performing loans               121.09%                    100.76%
                                                        ====================      =====================
     Total non-performing assets to total assets                       0.40%                      0.45%
                                                        ====================      =====================

Allowance for Loan Losses. The following table summarizes the activity in Waypoint Financial's allowance for loan losses for the periods indicated:

                                                        As of or for the       As of or for the          As of or for the
                                                       three months ended     three months ended        twelve months ended
             Allowance for Loan Losses                   March 31, 2002         March 31, 2001           December 31, 2001
------------------------------------------------------------------------------------------------------------------------------
                                                                            (Amounts in thousands)
Balance at beginning of period                               $      23,069           $      22,586             $       22,586
Provision for loan losses                                            2,085                   1,599                      6,996

Charge-offs:
   Residential mortgage loans                                         (368)                   (121)                      (739)
   Commercial loans                                                   (395)                   (850)                    (2,770)
   Consumer and other loans                                         (1,128)                 (1,174)                    (4,545)
                                                      ---------------------  ----------------------   ------------------------
      Total charge-offs                                             (1,891)                 (2,145)                    (8,054)
                                                      ---------------------  ----------------------   ------------------------
Recoveries:
   Residential mortgage loans                                           32                      20                         50
   Commercial loans                                                    155                      27                        465
   Consumer and other loans                                            224                     132                      1,026
                                                      ---------------------  ----------------------   ------------------------
      Total recoveries                                                 411                     179                      1,541
                                                      ---------------------  ----------------------   ------------------------
            Net charge-offs                                         (1,480)                 (1,966)                    (6,513)
                                                      ---------------------  ----------------------   ------------------------

Balance at the end of period                                 $      23,674           $      22,219             $       23,069
                                                      =====================  ======================   ========================
Annualized net charge-offs
   to average loans outstanding                                       0.24%                   0.30%                      0.25%
                                                      =====================  ======================   ========================
Allowance for loan losses as
   a percentage of total loans                                        0.99%                   0.84%                      0.93%
                                                      =====================  ======================   ========================

Allocation of the Allowance for Loan Losses. The following table sets forth the composition of the allowance for loan losses as of the dates indicated:

                                               As of March 31, 2002              As of December 31, 2001
                                        ---------------------------------------------------------------------
                                                            (Dollar amounts in thousands)
                                                            % of Total                         % of Total
                                            Amount           Reserves          Amount           Reserves
                                        ---------------   ---------------   --------------   ----------------
Residential mortgage loans                   $   1,594              6.73%       $   1,867               8.09%
Commercial loans                                15,598             65.90           15,722              68.15
Consumer and other loans                         4,729             19.97            4,529              19.64
General                                          1,753              7.40              951               4.12
                                        ---------------   ---------------   --------------   ----------------
     Total                                   $  23,674            100.00%       $  23,069             100.00%
                                        ===============   ===============   ==============   ================

Deposits
During the three months ended March 31, 2002, deposits increased $33.6 million to $2.571 billion from $2.537 billion at December 31, 2001. Within the deposit portfolio, savings accounts increased $15.7 million to $236.1 million and transaction accounts increased $10.0 million to $350.5 million. Offsetting this favorable trend, money market accounts decreased $67.5 million to $464.1 million as customers shifted these funds to higher-rate time deposits, which increased $75.5 million. Management attributes this shift to customer desire to enhance returns relative to historically low short-term interest rates, which continue to dampen customer returns on money market accounts and other short-term deposit products.

Other Borrowings
Note (8) of the Notes to Consolidated Financial Statements presents the composition of borrowings as of March 31, 2002 and December 31, 2001. Waypoint Financial had available FHLB lines of credit totaling $825.0 million as of March 31, 2002 versus $875.8 million as of December 31, 2001.

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

Dated:  May 14, 2002