Form 10-Q
period 2002-06-30
WAYPOINT FINANCIAL CORP
filed 2002-08-14
CIK 1034650

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       or

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                             ---
     Indicate the number of shares outstanding of each of the Bank's classes of common stock, as of the latest practicable date. 37,373,487 shares of stock, par value of $.01 per share, outstanding at June 30, 2002.

Part I.  Financial Information.

Part 1, Item 1    Financial Statements (Unaudited).


               (Balance of this page is intentionally left blank)

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition

                                                                           June 30,         December 31,
                                                                             2002               2001
                                                                       ---------------    ---------------
                                                                       (In thousands, except share data)
                                                                                  (Unaudited)
Assets
------
Cash and cash equivalents                                                 $     80,780       $    116,583
Marketable securities available-for-sale                                     2,647,394          2,552,360
Loans receivable, net                                                        2,361,565          2,462,218
Loans held for sale, net                                                        15,563             42,453
Loan servicing rights                                                            4,984              4,782
Investment in real estate and other joint ventures                              14,871             12,813
Premises and equipment, net of accumulated
   depreciation of $39,553 and $37,534                                          43,914             43,931
Accrued interest receivable                                                     26,519             28,298
Goodwill                                                                        10,302             10,302
Other intangible assets                                                          2,286              3,262
Deferred tax asset, net                                                              -              1,516
Other assets                                                                    93,599             95,225
                                                                         -------------      -------------
   Total assets                                                           $  5,301,777       $  5,373,743
                                                                         =============      =============

Liabilities and Stockholders' Equity
------------------------------------
Deposits                                                                  $  2,542,776       $  2,537,269
Other borrowings                                                             2,171,775          2,291,987
Escrow                                                                           6,379              4,662
Accrued interest payable                                                        12,168             12,620
Postretirement benefit obligation                                                2,880              2,809
Deferred tax liability                                                           3,701                  -
Income taxes payable                                                             1,737                380
Other liabilities                                                               80,326             37,801
                                                                         -------------      -------------
   Total liabilities                                                         4,821,742          4,887,528
                                                                         -------------      -------------

Preferred stock, 10,000,000 shares authorized but unissued
Common stock, $ .01 par value, authorized 100,000,000 shares,
   40,302,957 shares issued and 37,373,487 outstanding
   at June 30, 2002, 40,163,477 shares issued
   and 39,176,840 shares outstanding at December 31, 2001                          404                402
Paid in capital                                                                312,780            312,009
Retained earnings                                                              232,355            215,600
Accumulated other comprehensive income (loss)                                    7,938               (280)
Employee stock ownership plan                                                  (15,640)           (15,640)
Recognition and retention plans                                                (10,089)            (9,954)
Treasury stock, 2,929,470 shares at June 30, 2002
   and 986,637 shares at December 31, 2001                                     (47,713)           (15,922)
                                                                         -------------      -------------
    Total stockholders' equity                                                 480,035            486,215
                                                                         -------------      -------------
    Total liabilities and stockholders' equity                            $  5,301,777       $  5,373,743
                                                                         =============      =============

See accompanying notes to consolidated financial statements.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                        Consolidated Statements of Income

                                                          Three Months Ended June 30,       Six Months Ended June 30,
                                                         ----------------------------      ----------------------------
                                                            2002             2001             2002             2001
                                                         -----------      -----------      -----------      -----------
                                                                      (In thousands, except share data)
                                                                                 (Unaudited)
Interest Income:
  Loans                                                   $   41,767       $   50,388       $   84,991       $  101,916
  Marketable securities and interest-earning cash             28,087           33,609           56,646           67,216
                                                         -----------      -----------      -----------      -----------
     Total interest income                                    69,854           83,997          141,637          169,132
                                                         -----------      -----------      -----------      -----------

Interest Expense:
  Deposits and escrow                                         18,260           28,267           37,228           60,122
  Borrowed funds                                              21,531           27,307           42,702           53,529
                                                         -----------      -----------      -----------      -----------
     Total interest expense                                   39,791           55,574           79,930          113,651
                                                         -----------      -----------      -----------      -----------

     Net interest income                                      30,063           28,423           61,707           55,481
Provision for loan losses                                      3,585            2,099            5,670            3,698
                                                         -----------      -----------      -----------      -----------
     Net interest income after provision for loan             26,478           26,324           56,037           51,783
losses
                                                         -----------      -----------      -----------      -----------

Noninterest Income:
  Service charges on deposits                                  1,787            1,746            3,438            3,277
  Other service charges, commissions, fees                     3,018            2,486            6,185            4,826
  Loan servicing, net                                            442               92              198              299
  Gain on securities                                           3,952            1,464            4,276            1,879
  Gain on sale of loans                                          701            1,604            1,647            1,723
  Other                                                        2,845              354            4,215            1,583
                                                         -----------      -----------      -----------      -----------
     Total noninterest income                                 12,745            7,746           19,959           13,587
                                                         -----------      -----------      -----------      -----------

Noninterest Expense:
  Salaries and benefits                                       10,969           10,131           22,047           19,443
  Equipment expense                                            1,788            1,791            3,558            3,539
  Occupancy expense                                            1,579            1,633            3,146            3,303
  Advertising and public relations                             1,183              593            2,181            1,344
  FDIC insurance                                                 112              126              224              258
  Income from real estate operations                            (171)             (18)            (286)            (420)
  Amortization of goodwill                                         -              262                -              524
  Amortization of other intangible assets                        490              490              980              979
  Professional fees and outside services                         598              896            1,417            1,504
  Supplies, telephone and postage                              1,102            1,226            2,324            3,046
  Other                                                        3,637            2,591            6,415            4,981
                                                         -----------      -----------      -----------      -----------
     Total noninterest expense                                21,287           19,721           42,006           38,501
                                                         -----------      -----------      -----------      -----------

  Income before income taxes                                  17,936           14,349           33,990           26,869
  Income tax expense                                           5,171            4,382            9,729            8,329
                                                         -----------      -----------      -----------      -----------
     Net Income                                           $   12,765       $    9,967       $   24,261       $   18,540
                                                         ===========      ===========      ===========      ===========

  Basic earnings per share                                $     0.35       $     0.27       $     0.66       $     0.50
                                                         ===========      ===========      ===========      ===========
  Diluted earnings per share                              $     0.34       $     0.26       $     0.65       $     0.49
                                                         ===========      ===========      ===========      ===========

See accompanying notes to consolidated financial statements.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity

                                                                             Employee  Recognition
                                                                Accumulated    Stock       and
                                    Common   Paid In  Retained Comprehensive Ownership  Retention  Treasury           Comprehensive
                                    Stock    Capital  Earnings Income (Loss)    Plan    Plan (RRP)   Stock     Total      Income
                                   -------- --------  -------- ------------- --------- ----------- ---------  -------- -------------
                                                              (In thousands, except share data)
                                                                         (Unaudited)
Balance at December 31, 2000       $   391  $295,008  $189,745  $ (16,327)   $(16,365)  $   (427)  $ (6,457)  $445,568

 Net income                                             18,540                                                  18,540     $ 18,540
 Dividends paid at $.17 per share                       (6,667)                                                 (6,667)
 Exercised stock options                 2       874                                                               876
 Unrealized gains on securities,
 net of income tax of $6,343                                       11,779                                       11,779       11,779
                                                                                                                          ---------
 Comprehensive income                                                                                                      $ 30,319
                                                                                                                          =========
 ESOP stock committed for release                268                               85                              353
 Earned portion of RRP                            10                                         (14)                   (4)
 Dividend reinvestment plan, net                (147)                                                    96        (51)
 Stock released as compensation                  (26)                                                              (26)
                                   -------- --------  -------- ----------   ---------  ---------  ---------   --------
Balance at June 30, 2001           $    393 $295,987  $201,618  $  (4,548)   $(16,280)  $   (441)  $ (6,361)  $470,368
                                   ======== ========  ======== ==========   =========  =========  =========   ========


Balance at December 31, 2001       $    402 $312,009  $215,600  $    (280)   $(15,640)  $ (9,954)  $(15,922)  $486,215

 Net income                                             24,261                                                  24,261     $ 24,261
 Dividends paid at $.20 per share                       (7,506)                                                 (7,506)
 Exercised stock options                  2      944                                                               946
 Unrealized gains on securities,
 net of income tax of $4,425                                        8,218                                        8,218        8,218
                                                                                                                          ---------
 Comprehensive income                                                                                                      $ 32,479
                                                                                                                          =========
 Earned portion of RRP                                                                      (135)                 (135)
 Treasury stock purchased
 (1,942,833 shares)                                                                                 (31,791)   (31,791)
 Dividend reinvestment plan, net                (173)                                                             (173)
                                   -------- --------  --------  ---------   ---------  ---------  ---------   --------
Balance at June 30, 2002           $    404 $312,780  $232,355  $   7,938    $(15,640)  $(10,089)  $(47,713)  $480,035
                                   ======== ========  ========  =========   =========  =========  =========   ========

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                                      For the Six Months Ended
                                                                                              June 30,
                                                                                ------------------------------------
                                                                                     2002                 2001
                                                                                --------------        --------------
                                                                                           (In thousands)
                                                                                            (Unaudited)
Cash flows from operating activities:
   Net income                                                                    $     24,261         $     18,540

   Adjustments to reconcile net income to net cash provided by operating activities:
        Provision for loan losses                                                       5,670                3,698
        Net depreciation, amortization and accretion                                    3,102                3,988
        Loans originated for sale                                                    (167,452)             (98,321)
        Proceeds from sales of loans originated for sale                              195,990               94,768
        Origination of loan servicing rights                                             (853)                (111)
        Net gain on loans and securities                                               (5,923)              (3,602)
        Gain on the sale of foreclosed real estate                                       (394)                (478)
        (Income) loss from joint ventures                                              (1,137)                 508
        Decrease (increase) in accrued interest receivable                              1,779                 (348)
        Decrease in accrued interest payable                                             (452)              (5,850)
        Amortization of intangibles                                                       980                1,503
        Earned ESOP shares                                                                884                  327
        Earned RRP shares                                                               1,744                    5
        Loss (gain) on the sale of premises and equipment                                  72                 (477)
        Increase in income taxes payable                                                1,357                1,145
        Other, net                                                                     10,947                 (926)
                                                                                -------------        -------------
            Net cash provided by operating activities                                  70,575               14,369
                                                                                -------------        -------------

Cash flows from investing activities:
   Proceeds from maturities, sales, and principal reductions
      of marketable securities                                                      1,074,069              429,166
   Purchase of marketable securities                                               (1,118,016)            (805,202)
   Loans sold                                                                               -               31,334
   Principal payments on loans less loan originations                                  91,585                7,576
   Investments in real estate held for investment and other joint ventures             (1,418)                 188
   Proceeds on real estate and premises and equipment                                   1,971                4,471
   Purchases of premises and equipment, net                                            (3,058)              (2,685)
                                                                                -------------        -------------
      Net cash provided by (used in) investing activities                              45,133             (335,152)

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (continued)

                                                                               For the Six Months Ended
                                                                                        June 30,
                                                                          ----------------------------------
                                                                               2002                 2001
                                                                          -------------        -------------
                                                                                  (In thousands)
                                                                                   (Unaudited)
Cash flows from financing activities:
   Net increase (decrease) in deposits                                            5,507              (95,652)
   Net (decrease) increase in other borrowings                                 (120,211)             441,685
   Net increase in escrow                                                         1,717                2,393
   Dividend reinvestment plan, net                                                 (173)                 (51)
   Cash dividends                                                                (7,506)              (6,667)
   Payments to acquire treasury stock                                           (31,791)                   -
   Proceeds from the exercise of stock options                                      946                  876
                                                                          -------------        -------------
      Net cash (used in) provided by financing activities                      (151,511)             342,584
                                                                          -------------        -------------

      Net (decrease) increase in cash and cash equivalents                      (35,803)              21,801

Cash and cash equivalents at beginning of period                                116,583               99,837

                                                                          -------------        -------------
Cash and cash equivalents at end of period                                 $     80,780         $    121,638
                                                                          =============        =============

Supplemental disclosures:

Cash paid during the period for:
    Interest on deposits, advances and other borrowings
       (includes interest credited to deposit accounts)                    $     80,382         $    119,501

    Income taxes                                                                  8,365                7,750

Non-cash investing activities:
      Transfers from loans to foreclosed real estate                       $      1,039         $        489


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

The accompanying interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the results of interim periods, have been made. Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002 or any other interim period.

The accounting policies followed in the presentation of interim financial results are consistent with those followed on an annual basis. These policies are presented on pages 58 through 91 of the 2001 Annual Report on Form 10-K.

(2)  Recently Issued Accounting Guidance

On January 1, 2002, Waypoint Financial adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 establishes criteria beyond that previously specified in SFAS 121 to determine when a long-lived asset is held for sale. The adoption of SFAS 144 had no impact on Waypoint Financial's financial condition or results of operations.

In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The provisions of this statement relevant to Waypoint Financial become effective January 1, 2003, and its adoption is expected to have no impact on Waypoint Financial's financial condition or results of operations.

In July, 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 redefines the criteria required for commitment to a plan to exit an activity or dispose of long-lived assets and requires expense recognition at the time costs are "incurred." SFAS 146 also requires the measurement and recognition of changes in estimated cash flows associated with covered transactions. SFAS 146 is effective for Waypoint Financial on January 1, 2003 and its adoption is expected to have no impact on Waypoint Financial's financial condition or results of operations.

(3)  Completion of Stock Conversion, Stock Offering, and Acquisition by Merger

On October 17, 2000, Harris Financial, MHC, the parent mutual holding company for Harris Financial, Inc. completed a mutual-to-stock conversion. As a result of this conversion, Harris Financial, MHC ceased to exist and Waypoint Financial became the successor to Harris Financial, Inc. Also, on October 17, 2000 Waypoint Financial and York Financial merged, and this transaction has been accounted for under the pooling-of-interests method of accounting.

Waypoint Financial recorded certain liabilities associated with merger-related costs. Remaining merger liabilities totaled $902,000 at June 30, 2002 and $1,811,000 at December 31, 2001, and consisted entirely of compensation and benefit plan costs. Waypoint Financial expects to settle through payment substantially all remaining accrued merger costs during 2002.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
          (All dollar amounts presented in the tables are in thousands, except per share data)
                                   (Unaudited)


(4)  Earnings Per Share

The following table shows the calculation of earnings per share to basic earnings per share and diluted earnings per share.

                                                                                                Per Share
                                                                  Income          Shares          Amount
                                                               ------------------------------------------
For the three months ended June 30, 2002:
   Basic earnings per share:
   Income available to common shareholders                      $   12,765      36,113,692       $ 0.35
   Dilutive effect of employee and director stock options                        1,120,276        (0.01)
                                                               ------------------------------------------
   Diluted earnings per share:
   Income available to common shareholders
      plus assumed conversions                                  $   12,765      37,233,968       $ 0.34
                                                               ==========================================

For the three months ended June 30, 2001:
   Basic earnings per share:
   Income available to common shareholders                      $    9,967      37,414,415       $ 0.27
   Dilutive effect of employee and director stock options                          346,731        (0.01)
                                                               ------------------------------------------
   Diluted earnings per share:
   Income available to common shareholders
      plus assumed conversions                                  $    9,967      37,761,146       $ 0.26
                                                               ==========================================

                                                                                                Per Share
                                                                   Income          Shares         Amount
                                                               ------------------------------------------
For the six months ended June 30, 2002:
   Basic earnings per share:
   Income available to common shareholders                      $   24,261      36,503,406       $ 0.66
   Dilutive effect of employee and director stock options                          979,371        (0.01)
                                                               ------------------------------------------
   Diluted earnings per share:
   Income available to common shareholders
      plus assumed conversions                                  $   24,261      37,482,777       $ 0.65
                                                               ==========================================

For the six months ended June 30, 2001:
   Basic earnings per share:
   Income available to common shareholders                      $   18,540      37,386,827       $ 0.50
   Dilutive effect of employee and director stock options                          333,622        (0.01)
                                                               ------------------------------------------
   Diluted earnings per share:
   Income available to common shareholders
      plus assumed conversions                                  $   18,540      37,720,449       $ 0.49
                                                               ==========================================

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

(5)  Marketable Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for marketable securities by major security type were as follows:

                                                                      As of June 30, 2002
                                                   ----------------------------------------------------------
                                                                     Gross           Gross
                                                                   Unrealized      Unrealized
                                                    Amortized       Holding         Holding            Fair
                                                       Cost          Gains           Losses            Value
                                                   ----------------------------------------------------------
     Available for sale:
       U.S. Government and agencies                $  319,906       $   5,785      $    (119)      $  325,572
       Corporate bonds                                 78,094             126         (8,013)          70,207
       Municipal securities                            99,265           2,952           (212)         102,005
       FHLB stock                                      90,846               -               -          90,846
       Equity securities                               91,491           4,272           (275)          95,488
       Asset-backed securities                         55,971             113            (65)          56,019
       Mortgage-backed securities:
         Commercial                                    30,348               -            (42)          30,306
         Agency PC's & CMO's                        1,095,776           6,139         (2,829)       1,099,086
         Private issue CMO's                          772,226           6,656         (1,017)         777,865
                                                  -----------      ----------     ----------      -----------
           Total mortgage-backed securities         1,898,350          12,795         (3,888)       1,907,257
                                                  -----------      ----------     ----------      -----------
           Total securities available for sale     $2,633,923       $  26,043      $ (12,572)      $2,647,394
                                                  ===========      ==========     ==========      ===========

                                                                   As of December 31, 2001
                                                   ----------------------------------------------------------
                                                                     Gross           Gross
                                                                   Unrealized      Unrealized
                                                    Amortized       Holding         Holding            Fair
                                                       Cost          Gains           Losses            Value
                                                   ----------------------------------------------------------
     Available for sale:
       U.S. Government and agencies                $  522,531       $   4,329      $  (1,502)      $  525,358
       Corporate bonds                                 89,788             109         (7,222)          82,675
       Municipal securities                            82,734           1,962         (1,049)          83,647
       FHLB stock                                      92,147               -               -          92,147
       Equity securities                              118,392           6,110           (152)         124,350
       Mortgage-backed securities:
         Commercial                                    10,002               -             (2)          10,000
         Agency PC's & CMO's                          852,239             816         (6,335)         846,720
         Private issue CMO's                          784,491           6,491         (3,519)         787,463
                                                  -----------      ----------     ----------      -----------
           Total mortgage-backed securities         1,646,732           7,307         (9,856)       1,644,183
                                                  -----------      ----------     ----------      -----------
           Total securities available for sale     $2,552,324       $  19,817      $ (19,781)      $2,552,360
                                                  ===========      ==========     ==========      ===========

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
 (All dollar amounts presented in the tables are in thousands, except per share data)
                                   (Unaudited)

(6)  Loans Receivable, Net

The following table presents the composition of loans receivable, net, as of the dates indicated:

                                                                     June 30,        December 31,
                                                                       2002             2001
                                                                   ------------     -------------
     Residential mortgage loans (principally conventional):

        Secured by 1-4 family residences                            $   852,385      $  1,025,688
        Construction (net of undistributed
           portion of $32,432 and $34,676)                               26,210            36,040
                                                                   ------------     -------------
                                                                        878,595         1,061,728
     Less:
        Unearned discount                                                   132               159
        Net deferred loan origination fees                                4,483             5,116
                                                                   ------------     -------------
              Total residential mortgage loans                          873,980         1,056,453
                                                                   ------------     -------------

     Commercial loans:
        Commercial real estate                                          499,379           484,894
        Commercial business                                             309,873           272,389
        Construction and site development
           (net of undistributed portion of
           $19,003 and $26,015)                                          26,354            25,428
                                                                   ------------     -------------
                                                                        835,606           782,711
     Less:
        Net deferred loan origination fees                                1,011             1,171
                                                                   ------------     -------------
              Total commercial loans                                    834,595           781,540
                                                                   ------------     -------------

     Consumer and other loans:
        Manufactured housing                                            103,211            97,243
        Home equity and second mortgage                                 339,024           322,182
        Indirect automobile                                             138,960           127,258
        Other                                                            73,793            78,075
                                                                   ------------     -------------
                                                                        654,988           624,758
     Plus:
        Net deferred loan origination fees                               (2,759)           (2,185)
        Dealer reserve                                                   25,962            24,721
                                                                   ------------     -------------
           Total consumer and other loans                               678,191           647,294
                                                                   ------------     -------------
     Less: Allowance for loan losses                                     25,201            23,069
                                                                   ------------     -------------
     Loans receivable, net                                          $ 2,361,565      $  2,462,218
                                                                   ============     =============

Loans having a carrying value of $1,153,251,000 were pledged as collateral for FHLB advances at June 30, 2002.

Waypoint Financial conducts certain residential mortgage banking activities including the origination of mortgage loans for securitization or sale to investors and the servicing of mortgage loans for investors. Waypoint Financial also occasionally sells loans from its portfolio in the ordinary course of business.

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans totaled $590,206,000 at June 30, 2002 and $633,138,000 at December 31, 2001. Investor custodial balances maintained in connection with the foregoing mortgage servicing rights totaled $10,672,000 at June 30, 2002 and $17,367,000 at December 31, 2001.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
 (All dollar amounts presented in the tables are in thousands, except per share data)
                                   (Unaudited)


Waypoint Financial's investment in loan servicing rights is included in the accompanying consolidated statement of financial condition. Waypoint Financial did not purchase or sell any mortgage servicing rights during the six-month periods ended June 30, 2002 and 2001.

Waypoint Financial sold mortgage loans totaling $194,343,000 and $124,195,000 during the six-month periods ended June 30, 2002 and June 30, 2001, respectively. Waypoint Financial did not exchange loans for mortgage-backed securities during the six-month periods ended June 30, 2002 and 2001.

(7)  Goodwill

Waypoint Financial adopted SFAS 142 "Goodwill and Other Intangible Assets" on January 1, 2002. As required under the non-amortization approach defined in SFAS 142, Waypoint Financial ceased amortizing goodwill and any resulting charge to results of operations as of January 1, 2002. Following is a comparison of the results of operations as if the non-amortization approach was applied in all periods presented:

                                                For the three month periods          For the six month periods
                                                      ended June 30,                       ended June 30,
                                               ----------------------------         ----------------------------
                                                  2002               2001              2002              2001
                                               ---------          ---------         ---------          ---------
Reported net income                              $12,765            $ 9,967           $24,261            $18,540
Pro forma adjustment to eliminate
amortization of goodwill                               -                262                 -                524
                                               ---------          ---------         ---------          ---------
Pro forma net income                             $12,765            $10,229           $24,261            $19,064
                                               =========          =========         =========          =========

Reported diluted earnings per share              $  0.34            $  0.26           $  0.65            $  0.49
Pro forma adjustment to eliminate
amortization of goodwill                               -               0.01                 -               0.02
                                               ---------          ---------         ---------          ---------
Pro forma diluted earnings per share             $  0.34            $  0.27           $  0.65            $  0.51
                                               =========          =========         =========          =========


Waypoint Financial also evaluated its goodwill for impairment as of January 1, 2002 at the reporting unit level as prescribed in SFAS 142. Under this evaluation, the fair value of Waypoint Financial's goodwill exceeded its carrying value as of June 30, 2002, resulting in no charge to earnings for impairment.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
 (All dollar amounts presented in the tables are in thousands, except per share data)
                                   (Unaudited)


(8)  Other Intangible Assets

Waypoint Financial held one major class of other intangible assets - deposit intangibles - during the periods presented. The following summarizes other intangible assets as of the dates indicated:

                                                                     June 30,      December 31,
                                                                       2002            2001
                                                                    ----------     ------------
Acquisition cost of deposit intangible assets                         $ 13,713        $ 13,713
Less:  accumulated amortization                                         11,427          10,451
                                                                    ----------      ----------
Carrying value of deposit intangible assets                           $  2,286        $  3,262
                                                                    ==========      ==========

Weighted-average amortization period of deposit
   intangible assets                                                  7 years         7 years


Waypoint Financial did not acquire any deposit intangible assets or experience any related impairment losses during the periods presented. Amortization expense on deposit intangible assets is expected to total $1,588,000, $478,000, $478,000, $478,000, and $240,000 for the years 2002, 2003, 2004, 2005, and 2006, respectively.

(9)  Deposits

The following table presents the composition of deposits as of the dates indicated:

                                                                     June 30,      December 31,
                                                                       2002            2001
                                                                    ----------     ------------
Savings                                                             $  245,243       $  220,344
Time                                                                 1,518,024        1,444,723
Transaction                                                            364,965          340,568
Money market                                                           414,544          531,634
                                                                    ----------       ----------
     Total deposits                                                 $2,542,776       $2,537,269
                                                                    ==========       ==========


(10) Other Borrowings

The following table presents the composition of Waypoint Financial's other borrowings as of the dates indicated:

                                                                     June 30,      December 31,
                                                                       2002            2001
                                                                    ----------     ------------
  FHLB advances                                                     $1,815,752       $1,842,170
  Repurchase agreements                                                355,999          449,770
  Other                                                                     24               47
                                                                    ----------       ----------
    Total other borrowings                                          $2,171,775       $2,291,987
                                                                    ==========       ==========

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
 (All dollar amounts presented in the tables are in thousands, except per share data)

(11) Other Liabilities

Other liabilities includes securities in process, which totaled $50,500,000 at June 30, 2002 and $9,811,000 at December 31, 2001. Securities in process represents securities acquired in the ordinary course of business that have not settled as of the dates presented.

(12)  Derivative Instruments

During the three-month period ended June 30, 2002, Waypoint Financial settled an interest rate swap that did not qualify for hedge accounting treatment. This swap, acquired during the three-month period ended March 31, 2002, had a notional amount of $100,000,000. Prior to settlement, Waypoint recognized an increase in fair value of $3,392,000, which was reported in net gain on securities. During the three-month period ended March 31, 2002, Waypoint Financial recognized a valuation loss on this swap totaling $1,759,000, which was reported in net gain on securities.

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

Waypoint Financial conducts its business through fifty-eight offices, including fifty offices located in the five county south-central region of Pennsylvania that includes Dauphin, York, Cumberland, Lancaster and Lebanon Counties, and eight offices in Maryland. In addition, Waypoint Financial maintains an operations center, a commercial services center, various loan production offices, a commissioned mortgage origination staff, and, to a lesser extent, a correspondent mortgage origination network. Waypoint Financial's wholly-owned insurance agency, Owen Insurance Inc., operates its main office in York, Pennsylvania and a second office in Camp Hill, Pennsylvania.

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

The Asset/Liability Committee monitors Waypoint Financial's interest rate risk position by utilizing simulation analysis. Net interest income fluctuations and the net portfolio value ratio are determined in various interest rate scenarios and monitored against acceptable limitations established by management and approved by the Board of Directors. Such rate scenarios include "ramped" rate changes adjusting rates in +/- 100 basis point (bp) increments resulting in projected changes to net interest income over the next 12 months and immediate rate shocks resulting in projected net portfolio value ratios as indicated in the following table:

                                          As of June 30, 2002                 As of December 31, 2001
                                   ---------------------------------    ----------------------------------
             Change in              Percent change         Net          Percent change           Net
           interest rates          in net interest      portfolio       in net interest       portfolio
         (In basis points)           income (1)      value ratio (2)       income (1)      value ratio (2)
       ---------------------       ---------------   ---------------    ---------------    ---------------
                +300                       3.73 %            5.24 %            1.73 %             5.61 %
                +200                       2.48              6.28              0.95               6.58
                +100                       1.24              6.98              0.71               7.21
                   0                          -              7.15                 -               7.77
                (100)                     (2.06)             6.53             (0.96)              7.59
                (200)                     (4.46)             5.03             (2.26)              6.99

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

Simulation results are influenced by a number of estimates and assumptions with regard to embedded options, prepayment behaviors, pricing strategies and cashflows. At June 30, 2002 and December 31, 2001, both net interest income variability and net portfolio value ratio results were within limits established by the Board of Directors. Also, as of these dates, the net portfolio value ratio fell within the "minimal risk" category established under OTS guidelines for interest rate risk measurement. Assumptions and estimates used in simulation analysis are inherently subjective and, as a consequence, results will neither precisely estimate net interest income or net portfolio value nor precisely measure the impact of higher or lower interest rates on net interest income or net portfolio value ratio. The results of these simulations are reported to Waypoint Financial's Board of Directors on a monthly basis.

Waypoint Financial also uses certain derivative financial instruments from time to time to manage interest rate risk associated with certain financial assets and liabilities that Waypoint Financial places in its portfolios in the ordinary course of business. A detailed discussion of Waypoint Financial's derivative financial instruments is contained on pages 87 and 88 of the 2001 Annual Report on Form 10-K.

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

Deposits represent Waypoint Financial's primary source of funds. Waypoint Financial occasionally uses brokered deposits to supplement other sources of funds to the extent such deposits are determined to have more favorable interest cost and risk characteristics at the time of purchase relative to other sources of funding. During the six months ended June 30, 2002, Waypoint Financial's deposits increased $5.5 million. At June 30, 2002, Waypoint Financial also had brokered deposits of $161.1 million outstanding at an average interest rate of 2.45% as compared to $205.0 million outstanding at December 31, 2001 at an average interest rate of 2.64%. To supplement deposit-gathering efforts, Waypoint Financial borrows from the FHLB of Pittsburgh. At June 30, 2002, Waypoint Financial had $1,815.8 million in FHLB loans outstanding at a weighted average interest rate of 4.06%, a decrease of $26.4 million from $1,842.2 million at a weighted average interest rate of 4.11% on December 31, 2001. Waypoint Financial redeemed FHLB stock totaling $1.3 million due to a decrease in FHLB loans outstanding during the six months ended June 30, 2002.

Proceeds from loan and securities sales represent a substantial source of funds to Waypoint Financial. These sources amounted to $669.8 million and $555.3 million during the six-month periods ended June 30, 2002 and 2001, respectively.

Generally, Waypoint Financial's principal use of funds is to invest in commercial and consumer loans. In addition, during the six months ended June 30, 2002, Waypoint Financial utilized leverage strategies to deploy available capital. These strategies resulted in expansion of the investment portfolio through the purchase of available-for-sale securities. The carrying value of securities available for sale increased $95.0 million to $2,647.4 million at June 30, 2002 from $2,552.4 million at December 31, 2001.

Loan demand resulted in total originations of $610.2 million in the six months ended June 30, 2002. Waypoint Financial's local economic environment has remained resilient in 2002 and this has had a favorable effect on the volume of originations. During the period, the loan portfolio decreased by $100.6 million to $2,361.6 million at June 30, 2002 from $2,462.2 million at December 31, 2001. The loan decrease resulted from mortgage loan repayments and prepayments, which offset growth in commercial and consumer loans.

Waypoint Bank is required by OTS regulations to maintain sufficient liquidity to ensure its safe and sound operation. Waypoint Bank had sufficient liquidity during the six-month periods ended June 30, 2002 and June 30, 2001. The sources of liquidity previously discussed are deemed by management to be sufficient to fund outstanding loan commitments and meet other obligations.

V. Capital Resources

Stockholders' equity at June 30, 2002, totaled $480.0 million compared to $486.2 million at December 31, 2001, a decrease of $6.2 million. Stockholders' equity was increased by net income of $24.3 million, by an increase in Waypoint Financial's unrealized gains on available for sale securities, net of tax effect, of $8.2 million, and by stock option exercises of $.9 million. Offsetting these increases were cash dividends of $7.5 million, treasury stock purchases of $31.8 million, and various other net decreases totaling $.3 million.

Under OTS regulations a savings association must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements. At June 30, 2002, and December 31, 2001, Waypoint Bank met all three minimum capital requirements to be well capitalized.

Risk-based Capital Ratios and Leverage Ratios

         WAYPOINT BANK                                                 Minimum Requirement       Minimum Requirement to
                                                Actual                for Capital Adequacy        be "Well Capitalized"
                                          -------------------         --------------------        ---------------------
      As of June 30, 2002                 Amount        Ratio         Amount        Ratio          Amount       Ratio
      -------------------                 ------        -----         ------        -----          ------       -----
                                      (in thousands)              (in thousands)               (in thousands)
  Total Capital
   (to Risk Weighted Assets)             $429,577       13.9%        $246,487        8.0%         $308,108       10.0%
 Tier 1 Capital
   (to Risk Weighted Assets)              402,380       13.1          123,243        4.0           184,865        6.0
 Tier 1 Capital
   (to Average Assets)                    402,380        7.7          209,100        4.0           261,375        5.0

    As of December 31, 2001
    -----------------------

 Total Capital
   (to Risk Weighted Assets)             $434,847       14.6%        $238,377        8.0%         $297,971       10.0%
 Tier 1 Capital
   (to Risk Weighted Assets)              409,125       13.7          119,189        4.0           178,783        6.0
 Tier 1 Capital
   (to Average Assets)                    409,125        8.1          202,703        4.0           253,379        5.0

         A reconciliation of Waypoint Bank's regulatory capital to capital using accounting principles generally accepted in the United States (GAAP) as of June 30, 2002 follows:

                                                                                                           Tier 1
                                                                                           Tangible        (Core)        Risk-based
                                                                                            Capital        Capital        Capital
                                                                                          -----------    -----------    -----------
GAAP capital at Waypoint Financial                                                         $ 480,035      $ 480,035      $ 480,035
Capital attributed to affiliates                                                             (58,414)       (58,414)       (58,414)
                                                                                          ----------     ----------     ----------
GAAP capital at Waypoint Bank                                                                421,621        421,621        421,621

Capital adjustments:
   Unrealized losses, net of taxes, on securities available for sale                          (7,961)        (7,961)        (7,961)
   Allowance for loan losses                                                                       -              -         25,201
   Certain intangible assets                                                                 (10,880)       (10,880)       (10,880)
   Disallowed servicing assets                                                                  (400)          (400)          (400)
   Allowable unrealized gains, net of taxes, on equity securities available for sale               -              -          1,996
                                                                                          ----------     ----------     ----------
   Regulatory capital at Waypoint Bank                                                     $ 402,380      $ 402,380      $ 429,577
                                                                                          ==========     ==========     ==========

X. Results of Operations

Comparison for the Three-Month Periods Ended June 30, 2002 and June 30, 2001

Net Income

Net income for the three months ended June 30, 2002 was $12,765,000, which represented an increase of $2,798,000 or 28.1% from $9,967,000 reported for the three months ended June 30, 2001. The increase in net income included an increase of $154,000 in net interest income after provision for loan losses and an increase of $4,999,000 in noninterest income. These increases in income were offset by an increase of $1,566,000 in noninterest expense and an increase of $789,000 in income tax expense. The following paragraphs include a discussion of the components of net income.

Net Interest Income

Waypoint Financial's principle source of revenue is net interest income, which represents the difference between interest income generated by earning assets such as loans and marketable securities and interest expense on interest-bearing liabilities such as deposits and borrowings. Net interest income can be significantly impacted by movements in market interest rates.

Net interest income before provision for loan losses totaled $30,063,000 for the three months ended June 30, 2002, which represents an increase of $1,640,000 or 5.8% from $28,423,000 for the three months ended June 30, 2001. Provision expense for loan losses increased $1,486,000 or 70.8% to $3,585,000 for the three months ended June 30, 2002 from $2,099,000 for the comparable prior period. The paragraphs below present an analysis of the components of net interest income on a tax-equivalent basis.

Table 1 presents, on a tax-equivalent basis, Waypoint Financial's average asset and liability balances, interest rates, interest income and interest expense for each of the three-month periods ended June 30, 2002 and June 30, 2001. Table 2 presents a rate-volume analysis of changes in net interest income on a tax-equivalent basis for the three-month periods ended June 30, 2002 and June 30, 2001.

Net interest income before provision expense for loan losses, on a tax equivalent basis, totaled $31,281,000 for the three months ended June 30, 2002, which represents an increase of $2,123,000 or 7.3%, from $29,158,000 for the three months ended June 30, 2001. This increase reflected a favorable volume variance of $38,000 and a favorable rate variance of $2,085,000 for the three months ended June 30, 2002 versus the comparable prior period.

For the three months ended June 30, 2002, the yield on interest-earning assets was 5.71%, representing a 120 basis points decrease from the comparable prior period. At the same time, the cost of funds decreased 147 basis points to 3.41% for the three months ended June 30, 2002. As a result, the interest spread increased by 27 basis points to 2.30% and the net interest margin ratio increased by 13 basis points to 2.51% during the three months ended June 30, 2002 versus the comparable prior period.

The improvement in Waypoint Financial's net interest margin resulted primarily from a substantial increase in the mix of higher-yielding commercial and consumer loans within the loan portfolio. Also, Waypoint Financial's disciplined deposit pricing strategy and aggressive funds management practices have augmented the decrease in liability rates during the twelve-month period ended June 30, 2002. Net interest income was also significantly enhanced by a substantial increase in Waypoint Financial's leveraged investment portfolio.

Table 1  Average Balance Sheets, Rates and Interest Income and Expense Summary

                                                                                For the three months ended,
                                                           -----------------------------------------------------------------------
                                                  Rate                 June 30, 2002                       June 30, 2001
                                                           -----------------------------------------------------------------------
                                                 As of                                  Average                            Average
                                                June 30,      Average        (1) (2)     Yield/   Average       (1) (2)    Yield/
                                                  2002        Balance       Interest     Cost     Balance      Interest     Cost
                                               ----------  -----------------------------------------------------------------------
                                                                           (All dollar amounts are in thousands)
Assets:
Interest-earning assets:
  Loans                                              6.77%   $ 2,409,525    $ 41,959      6.97% $ 2,634,941    $ 50,582      7.68%
  Marketable securities - taxable                    4.48      2,407,139      26,779      4.45    2,138,445      31,976      5.98
  Marketable securities - tax-free                   7.85         99,927       2,055      8.23       73,133       1,546      8.46
  Other interest-earning assets                      1.72         64,014         279      1.74       56,082         628      4.48
                                               ----------    --------------------------------------------------------------------
Total interest-earning assets                        5.69      4,980,605      71,072      5.71    4,902,601      84,732      6.91
                                               ----------                   ------------------                 ------------------
Noninterest-earning assets                                       187,288                            161,952
                                                             -----------                        -----------
Total assets                                                 $ 5,167,893                        $ 5,064,553
                                                             ===========                        ===========
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
  Savings deposits                                   1.26    $   242,488    $    757      1.25% $   217,739    $  1,226      2.25%
  Time deposits                                      4.25      1,525,972      15,704      4.12    1,452,024      20,753      5.72
  NOW and money market accounts                      0.89        788,109       1,790      0.91      854,857       6,278      2.94
  Escrow                                             0.56          5,911           9      0.61        8,539          10      0.47
  Borrowed funds                                     4.22      2,106,091      21,531      4.09    2,021,380      27,307      5.40
                                               ----------    --------------------------------------------------------------------
Total interest-bearing liabilities                   3.52      4,668,571      39,791      3.41    4,554,539      55,574      4.88
                                               ----------                   ------------------                 ------------------
Noninterest-bearing liabilities                                   53,493                             59,353
                                                             -----------                        -----------
Total liabilities                                              4,722,064                          4,613,892
Stockholders' equity                                             445,829                            450,661
                                                             -----------                        -----------
Total liabilities and
  stockholders' equity                                       $ 5,167,893                        $ 5,064,553
                                                             ===========                        ===========

Net interest income, tax-equivalent                                           31,281                             29,158
                                                                            --------                           --------
Interest rate spread, tax-equivalent (3)             2.16%                                2.30%                              2.03%
                                               ==========                             ========                          =========
Net interest-earning assets                                  $   312,034                        $   348,062
                                                             ===========                        ===========
Net interest margin, tax-equivalent (4)                                                   2.51%                              2.38%
                                                                                      ========                          =========
Ratio of interest-earning assets
  to interest-bearing liabilities                                   1.07 x                             1.08 x
                                                             ===========                        ===========

Adjustment to reconcile tax-equivalent
   net interest income to net interest income                                 (1,218)                              (735)
Net interest income before                                                  --------                           --------
   provision for loan losses                                                $ 30,063                           $ 28,423
                                                                            ========                           ========

(1) Includes net expense recognized on deferred loan fees and costs of $52,000 for the three months ended June 30, 2002, and $250,000 for the three months ended June 30, 2001.
(2) Interest income and yields are shown on a tax-equivalent basis using an effective tax rate of 35%.
(3) Represents the difference between the average yield on interest-earning assets and the average cost on interest-bearing liabilities.
(4) Represents the annualized net interest income before the provision for loan losses divided by average interest-earning assets.

TABLE 1b - Average Balance Sheets, Rates and Interest Income and Expense Summary

                                                                            For the six months ended,
                                                     -------------------------------------------------------------------------
                                                               June 30, 2002                          June 30, 2001
                                                     -------------------------------------------------------------------------
                                                                                Average                                Average
                                                       Average        (1) (2)    Yield/      Average        (1) (2)     Yield/
                                                       Balance       Interest     Cost       Balance       Interest      Cost
                                                     -------------------------------------------------------------------------
                                                                    (All dollar amounts are in thousands)
Assets:
Interest-earning assets:
  Loans                                              $2,446,961      $ 85,378     6.98%   $ 2,642,410     $ 102,346      7.75%
  Marketable securities - taxable                     2,405,029        54,164     4.50      2,033,772        64,015      6.30
  Marketable securities - tax-free                       97,172         4,015     8.26         72,322         3,062      8.47
  Other interest-earning assets                          60,089           540     1.80         48,588         1,211      4.98
                                                     ------------------------------------------------------------------------
Total interest-earning assets                         5,009,251       144,097     5.75      4,797,092       170,634      7.11
                                                                     -----------------                    -------------------
Noninterest-earning assets                              186,992                               166,011
                                                     ----------                           -----------
Total assets                                         $5,196,243                           $ 4,963,103
                                                     ==========                           ===========
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
  Savings deposits                                   $  233,404      $  1,452     1.24%   $   214,772     $   2,695      2.51%
  Time deposits                                       1,514,185        31,923     4.22      1,504,269        43,633      5.80
  NOW and money market accounts                         799,924         3,837     0.96        825,953        13,775      3.34
  Escrow                                                  5,861            16     0.55          7,628            19      0.50
  Borrowed funds                                      2,142,578        42,702     3.99      1,903,528        53,529      5.62
                                                     ------------------------------------------------------------------------
Total interest-bearing liabilities                    4,695,952        79,930     3.40      4,456,150       113,651      5.10
                                                                     -----------------                    -------------------
Noninterest-bearing liabilities                          49,005                                42,125
                                                     ----------                           -----------
Total liabilities                                     4,744,957                             4,498,275
Stockholders' equity                                    451,286                               464,828
                                                     ----------                           -----------
Total liabilities and
  stockholders' equity                               $5,196,243                           $ 4,963,103
                                                     ==========                           ===========

Net interest income, tax-equivalent                                    64,167                                56,983
                                                                     --------                             ---------
Interest rate spread, tax-equivalent (3)                                          2.35%                                  2.01%
                                                                               =======                                =======
Net interest-earning assets                          $  313,299                           $   340,942
                                                     ==========                           ===========
Net interest margin, tax-equivalent (4)                                           2.56%                                  2.38%
                                                                               =======                                =======
Ratio of interest-earning assets
  to interest-bearing liabilities                          1.07 x                                1.08 x
                                                     ==========                           ===========

Adjustment to reconcile tax-equivalent net
  interest income to net interest income                               (2,460)                               (1,502)
                                                                     --------                             ---------

Net interest income before provision for
  loan losses                                                        $ 61,707                             $  55,481
                                                                     ========                             =========

(1) Includes net expense recognized on deferred loan fees and costs of $315,000 for the six months ended June 30, 2002, and $665,000 for the six months ended June 30, 2001.
(2) Interest income and yields are shown on a tax equivalent basis using an effective tax rate of 35%.
(3) Represents the difference between the average yield on interest-earning assets and the average cost on interest-bearing liabilities.
(4) Represents the annualized net interest income before the provision for loan losses divided by average interest-earning assets.

Table 2  Rate/Volume Analysis of Changes in Net Interest Income

                                            Three Months Ended June 30, 2002             Six Months Ended June 30, 2002
                                                      Compared to                                 Compared to
                                            Three Months Ended June 30, 2001             Six Months Ended June 30, 2001
                                                  Increase (Decrease)                         Increase (Decrease)
                                          -------------------------------------      --------------------------------------
                                            Volume        Rate           Net           Volume         Rate           Net
                                          ----------    ---------     ---------      ----------     ---------     ---------
                                                                  (Dollar amounts in thousands)
Interest-earning assets:
  Loans, net                              $  (4,144)    $ (4,479)     $ (8,623)      $  (7,241)     $ (9,727)     $(16,968)
  Marketable securities - taxable             9,064      (14,261)       (5,197)         10,431       (20,282)       (9,851)
  Marketable securities - tax-free              631         (122)          509           1,031           (78)          953
  Other interest-earning assets                 223         (572)         (349)            236          (907)         (671)
                                          ---------     --------      --------       ---------      --------      --------
  Total interest-earning assets               5,774      (19,434)      (13,660)          4,457       (30,994)      (26,537)
                                          ---------     --------      --------       ---------      --------      --------

Interest-bearing liabilities:
  Savings deposits                              348         (817)         (469)            217        (1,460)       (1,243)
  Time deposits                               2,801       (7,850)       (5,049)            285       (11,995)      (11,710)
  NOW and money market deposits                (456)      (4,032)       (4,488)           (421)       (9,517)       (9,938)
  Escrow                                         (7)           6            (1)             (5)            2            (3)
  Borrowed funds                              3,050       (8,826)       (5,776)          6,104       (16,931)      (10,827)
                                          ---------     --------      --------       ---------      --------      --------
  Total interest-bearing liabilities          5,736      (21,519)      (15,783)          6,180       (39,901)      (33,721)
                                          ---------     --------      --------       ---------      --------      --------
Change in net interest income             $      38     $  2,085      $  2,123       $  (1,723)     $  8,907      $  7,184
                                          =========     ========      ========       =========      ========      ========

Waypoint Financial's average loan balances decreased $225.4 million or 8.6% to $2.410 billion during the three months ended June 30, 2002 from $2.635 billion for the comparable prior period. This decrease came primarily in mortgage loans, which were partially offset by increases in commercial and consumer loans. This change in the loan mix is a result of Waypoint Financial's emphasis on increasing its investment in higher-yielding commercial and consumer loans. Waypoint Financial also continued to decrease its investment in mortgage loans by selling most of its residential mortgage loan originations into the secondary market and by reallocating cash inflows from residential mortgage loan repayments and prepayments toward funding other loans. (Note 6 in the Notes to Consolidated Financial Statements presents comparative loan balances as of June 30, 2002 and December 31, 2001.) The yield on average loans decreased 71 basis points to 6.97% for the three months ended June 30, 2002 versus the comparable prior quarter. Average loan yields decreased primarily due to aggressive reductions in short-term interest rates by the Federal Reserve Bank (FRB) during 2001. Throughout this period, yields on Waypoint Financial's variable and adjustable rate loans in portfolio decreased as benchmark rate indices reset with each FRB rate decrease. Also, rates on new commercial and consumer loan products decreased in step with the market rate decreases. These rate decreases were partially offset by improvements in the loan portfolio mix toward higher-yielding loans.

Waypoint Financial's average marketable securities increased $295.5 million or 13.4% to $2.507 billion during the three months ended June 30, 2002 from $2.212 billion for the comparable prior period. This increase resulted from increased leveraged investments and from the redeployment of cash inflows from residential mortgage loan repayments and prepayments that were not required for other loan investing. Yields on marketable securities decreased 146 basis points to 4.60% for the three months ended June 30, 2002 versus the comparable prior period primarily due to the decrease in market rates as described above in the loan discussion.

Average deposits increased $31.9 million or 1.3% to $2.557 billion during the three-month period ending June 30, 2002 from $2.525 billion for the comparable prior quarter. The cost of average deposits decreased 162 basis points to 2.86% during the three months ended June 30, 2002 primarily due to the decrease in market rates during the six-quarter period ended June 30, 2002. Increases in lower-cost savings and checking accounts also enhanced the reduction in deposit funding costs as Waypoint Financial continued to enhance its sales and marketing focus on these products.


For a comprehensive discussion on qualitative and quantitative disclosures regarding market risk, refer to Management's Discussion and Analysis presented earlier in this report.

Provision for Loan Losses
Waypoint Financial recognized provision for loan losses totaling $3,585,000 for the three months ended June 30, 2002, which represents an increase of $1,486,000 or 70.8%, from the $2,099,000 provision recorded for the three months ended June 30, 2001. Waypoint Financial's provision expense and allowance for loan losses are discussed in further detail in the Loan Quality section of this report.

Noninterest Income

The table below presents noninterest income for the three-month and six-month periods ended June 30, 2002 and June 30, 2001.

Table 3  Changes in Noninterest Income

                                                                         Three months ended June 30
                                                             --------------------------------------------------
                                                                2002         2001         Change          %
                                                             ---------    ---------     ---------     ---------
                                                                       (Dollar amounts in thousands)
     Service charges on deposits                              $  1,787     $  1,746     $      41           2.3
     Other service charges, commissions, fees                    3,018        2,486           532          21.4
     Loan servicing, net                                           442           92           350         380.4
     Gain on securities                                          3,952        1,464         2,488         169.9
     Gain on sale of loans                                         701        1,604          (903)        (56.3)
     Other                                                       2,845          354         2,491         703.7
                                                             ---------    ---------     ---------     ---------
     Total                                                    $ 12,745     $  7,746     $   4,999          64.5
                                                             =========    =========     =========     =========

                                                                          Six months ended June 30
                                                             --------------------------------------------------
                                                                2002         2001         Change          %
                                                             ---------    ---------     ---------     ---------
                                                                       (Dollar amounts in thousands)
     Service charges on deposits                              $  3,438     $  3,277     $     161           4.9
     Other service charges, commissions, fees                    6,185        4,826         1,359          28.2
     Loan servicing, net                                           198          299          (101)        (33.8)
     Gain on securities                                          4,276        1,879         2,397         127.6
     Gain on sale of loans                                       1,647        1,723           (76)         (4.4)
     Other                                                       4,215        1,583         2,632         166.3
                                                             ---------    ---------     ---------     ---------
     Total                                                    $ 19,959     $ 13,587     $   6,372          46.9
                                                             =========    =========     =========     =========

Total noninterest income increased $4,999,000 or 64.9% to $12,745,000 for the three months ended June 30, 2002 compared to $7,746,000 for the three months ended June 30, 2001 as a result of the following:


   . Service charges on deposits totaled $1,787,000, up $41,000 or 2.3% from the comparable prior quarter due to an increase in collected overdraft fees.

   . Other service charges, commissions and fees increased $532,000 or 21.4% to $3,018,000 from the comparable prior quarter. Within this income category, ATM fees were $1,028,000 (up $160,000), fees from insurance services were $705,000 (up $156,000), brokerage fees were $701,000 (up $205,000), commercial service fees were $274,000 (down $40,000), and trust fees were $243,000 (up $84,000).

   . Net mortgage loan servicing income was $442,000, an increase of $350,000, primarily due to a partial recovery in the impairment reserve associated with the quarterly market valuation of Waypoint's mortgage loan servicing rights.

   . Gains on securities totaled $3,952,000, up $2,488,000, primarily due to a $3,392,000 improvement in the fair value of an interest rate swap. This swap was settled in the current quarter.

   . Net gains on the sale of loans totaled $701,000, down $903,000, in large part due to the comparable prior quarter reflecting a higher volume of loans sold.

   . Other income totaled $2,845,000, up $2,491,000 from the comparable prior quarter. Within this income category, income from Bank Owned Life Insurance (BOLI) totaled $1,178,000, an increase of $999,000 due to the income on a BOLI investment made in July 2001. Also, income from joint ventures totaled $1,283,000 during the current quarter, up $2,154,000 from a loss in the comparable prior quarter. Also, the comparable prior quarter included a $447,000 curtailment gain associated with benefit plan liabilities.

Noninterest Expense

The following table presents noninterest expense for the three-month and six-month periods ended June 30, 2002 and June 30, 2001:

Table 4  Changes in Noninterest Expense

                                                                      Three months ended June 30
                                                            ---------------------------------------------------
                                                              2002          2001         Change           %
                                                            --------      --------      --------      ---------
                                                                     (Dollar amounts in thousands)
   Salaries and benefits                                    $ 10,969      $ 10,131       $   838           8.3
   Equipment expense                                           1,788         1,791            (3)         (0.2)
   Occupancy expense                                           1,579         1,633           (54)         (3.3)
   Advertising and public relations                            1,183           593           590          99.5
   FDIC insurance                                                112           126           (14)        (11.1)
   Income from real estate operations                           (171)          (18)         (153)       (850.0)
   Amortization of goodwill                                        -           262          (262)       (100.0)
   Amortization of other intangible assets                       490           490             -             -
   Professional fees and outside services                        598           896          (298)        (33.3)
   Supplies, telephone and postage                             1,102         1,226          (124)        (10.1)
   Other                                                       3,637         2,591         1,046          40.4
                                                            --------      --------      --------      --------
   Total                                                    $ 21,287      $ 19,721      $  1,566           7.9
                                                            ========      ========      ========      ========

                                                                       Six months ended June 30
                                                            ---------------------------------------------------
                                                              2002          2001         Change           %
                                                            --------      --------      --------      ---------
                                                                     (Dollar amounts in thousands)
   Salaries and benefits                                    $ 22,047      $ 19,443      $  2,604          13.4
   Equipment expense                                           3,558         3,539            19           0.5
   Occupancy expense                                           3,146         3,303          (157)         (4.8)
   Advertising and public relations                            2,181         1,344           837          62.3
   FDIC insurance                                                224           258           (34)        (13.2)
   Income from real estate operations                           (286)         (420)          134          31.9
   Amortization of goodwill                                        -           524          (524)       (100.0)
   Amortization of other intangible assets                       980           979             1           0.1
   Professional fees and outside services                      1,417         1,504           (87)         (5.8)
   Supplies, telephone and postage                             2,324         3,046          (722)        (23.7)
   Other                                                       6,415         4,981         1,434          28.8
                                                            --------      --------      --------      --------
   Total                                                    $ 42,006      $ 38,501      $  3,505           9.1
                                                            ========      ========      ========      ========

Total noninterest expense increased $1,566,000 or 7.9% to $21,287,000 for the three months ended June 30, 2002 from $19,721,000 for the three months ended June 30, 2001. The net increase in noninterest expense is attributable to the following:

   . Salaries and benefits expense totaled $10,969,000, up $838,000 or 8.3% from the comparable prior quarter. Within this expense category, salaries and wages totaled $6,541,000 (up $255,000 due to staff additions in various business lines and annual merit increases), incentive and bonus compensation totaled $1,585,000 (up $115,000 on increased product sales and the continued enhancement of "pay for performance" compensation practices), stock compensation from the Recognition and Retention Plan
      (RRP) totaled $484,000 (due to the December, 2001 adoption of the RRP), ESOP expense totaled $478,000 (up $243,000 due to the adoption of the Waypoint ESOP), and payroll taxes and employee benefits totaled $1,874,000 (down $79,000 due to the streamlining of benefit plans during 2001).

   . Advertising and public relations expense totaled $1,183,000, up $590,000 primarily on increased media advertising and core deposit promotions.

   . Income from real estate operations exceeded expenses by $171,000, up $153,000 in net revenue from the comparable prior quarter.

   . Amortization of goodwill was $0, down $262,000 due to the elimination of goodwill amortization in connection with the adoption of SFAS 142 effective January 1, 2002.

   . Amortization of other intangible assets was $490,000, unchanged from the comparable prior quarter.

   . Professional fees and outside services were $598,000, down $298,000 primarily on processing services and consulting fees.

   . Supplies, telephone, and postage expenses totaled $1,102,000, down $124,000 primarily on printing costs.

   . Other noninterest expense totaled $3,637,000, up $1,046,000 from the comparable prior quarter. This expense category included customer account servicing expenses of approximately $1,091,000 (down $225,000 on decreased loan servicing expenses), OTS fees of $195,000 (up $20,000), director fees of $127,000 (up $35,000), director RRP grants of $391,000 (up $391,000 due to the December 2001 adoption of the RRP), charitable contributions of $412,000 (up $310,000 on contributions qualified for tax credits), and various other expenses totaling $1,421,000 (up $545,000 on expenses associated with Waypoint's planned information system conversion).

Provision for Income Taxes
Income tax expense totaled $5,171,000 for the three months ended June 30, 2002, which resulted in an effective tax rate of 28.8% on income before taxes of $17,936,000. During the three months ended June 30, 2001, Waypoint Financial recorded $4,382,000 of income tax expense resulting in an effective tax rate of 30.5% on income before taxes of $14,349,000. The improvement in the effective tax rate resulted primarily from increased tax-exempt income and increased tax credits associated with certain contributions and partnership investments.

Comparison for the Six Month Periods Ended June 30, 2002 and June 30, 2001

Net Income or Loss
Net income for the six months ended June 30, 2002 was $24,261,000, which represented an increase of $5,721,000 or 30.9% from $18,540,000 reported for the six months ended June 30, 2001. The increase in net income included an increase of $4,254,000 in net interest income after provision for loan losses and an increase of $6,372,000 in noninterest income, which were offset by an increase of $3,505,000 in noninterest expense and an increase of $1,400,000 in income tax expense. The following paragraphs include a discussion of the components of net income.

Net Interest Income
Net interest income after provision for loan losses totaled $56,037,000 for the six months ended June 30, 2002, which represents an increase of $4,254,000 or 8.2% from $51,783,000 for the six months ended June 30, 2001. Provision expense for loan losses increased $1,972,000 or 53.3% to $5,670,000 for the six months ended June 30, 2001 from $3,698,000 for the comparable prior period. The paragraphs below present an analysis of the components of net interest income on a tax-equivalent basis.

Table 1b presents, on a tax-equivalent basis, Waypoint Financial's average asset and liability balances, interest rates, interest income and interest expense for each of the six-month periods ended June 30, 2002 and June 30, 2001. Table 2 presents a rate-volume analysis of changes in net interest income, on a tax-equivalent basis for the six-month periods ended June 30, 2002 and June 30, 2001.

Net interest income before provision expense for loan losses, on a tax equivalent basis, totaled $64,167,000 for the six months ended June 30, 2002, which represents an increase of $7,184,000 or 12.6%, from $56,983,000 for the six months ended June 30, 2001. This increase reflected a unfavorable volume variance of $1,723,000 and a favorable rate variance of $8,907,000 for the six months ended June 30, 2002 versus the comparable prior period.

For the six months ended June 30, 2002, the yield on interest-earning assets was 5.75%, representing a 136 basis points decrease from the comparable prior period. At the same time, the cost of funds decreased 170 basis points to 3.40% for the six months ended June 30, 2002. As a result, the interest spread increased by 34 basis points to 2.35% and the net interest margin ratio increased by 18 basis points to 2.56% during the six months ended June 30, 2002 versus the comparable prior period.

Waypoint Financial's average loan balances decreased $195.4 million or 7.4% to $2.447 billion during the six months ended June 30, 2002 from $2.642 billion for the comparable prior period. This decrease came primarily in mortgage loans, which were partially offset by increases in commercial and consumer loans. This change in the loan mix is a result of Waypoint Financial's emphasis on increasing its investment in higher-yielding commercial and consumer loans. Waypoint Financial also continued to decrease its investment in mortgage loans by selling most of its residential mortgage loan originations into the secondary market and by reallocating cash inflows from residential mortgage loan repayments and prepayments toward funding other loans. (Note 6 in the Notes to Consolidated Financial Statements presents comparative loan balances as of June 30, 2002 and December 31, 2001.) The yield on average loans decreased 77 basis points to 6.98% for the six months ended June 30, 2002 versus the comparable prior quarter. Average loan yields decreased primarily due to aggressive reductions in short-term interest rates by the Federal Reserve Bank (FRB) during 2001. Throughout this period, yields on Waypoint Financial's variable and adjustable rate loans in portfolio decreased as benchmark rate indices reset with each FRB rate decrease. Also, rates on new commercial and consumer loan products decreased in step with the market rate decreases. These rate decreases were partially offset by improvements in the loan portfolio mix toward higher-yielding loans.

Waypoint Financial's average marketable securities increased $396.1 million or 18.8% to $2.502 billion during the six months ended June 30, 2002 from $2.106 billion for the comparable prior period. This increase resulted from increased leveraged investments and from the redeployment of cash inflows from residential mortgage loan repayments and prepayments that were not required for other loan investing. Yields on marketable securities decreased 172 basis points to 4.65% for the six months ended June 30, 2002 versus the comparable prior period primarily due to the decrease in market rates as described above in the loan discussion.

Average deposits increased $2.5 million or 0.1% to $2.548 billion during the six-month period ending June 30, 2002 from $2.545 billion for the comparable prior quarter. The cost of average deposits decreased 180 basis points to 2.92% during the six months ended June 30, 2002 primarily due to the decrease in market rates during the six-quarter period ended June 30, 2002. Increases in lower-cost savings, checking, and money market accounts also enhanced the reduction in deposit funding costs as Waypoint Financial continued to enhance its sales and marketing focus on these products.

For a comprehensive discussion on qualitative and quantitative disclosures regarding market risk, refer to Management's Discussion and Analysis included in the 2001 Annual Report on Form 10-K.

Provision for Loan Losses
Waypoint Financial recognized provision for loan losses totaling $5,670,000 for the six months ended June 30, 2002, which represents an increase of $1,972,000 or 53.3%, from the $3,698,000 provision recorded for the six months ended June 30, 2001. Waypoint Financial's provision expense and allowance for loan losses are discussed in further detail in the Loan Quality section of this report.

Noninterest Income

Total noninterest income increased $6,372,000 or 46.9% to $19,959,000 for the six months ended June 30, 2002 compared to $13,587,000 for the six months ended June 30, 2001 as a result of the following:

   . Service charges on deposits totaled $3,438,000, up $161,000 or 4.9% from the comparable prior period due to an increase in collected overdraft fees.

   . Other service charges, commissions and fees increased $1,359,000 or 28.2% to $6,185,000 from comparable prior six-month period. Within this category, ATM fees were $1,914,000 (up $305,000), fees from insurance services were $1,649,000 (up $503,000), brokerage fees were $1,542,000 (up $520,000), commercial service fees were $635,000 (down $175,000), and trust fees were $445,000 (up $162,000).

   . Net mortgage loan servicing income was $198,000, down $101,000, due primarily to accelerated mortgage loan prepayments during the twelve-month period ended June 30, 2002, which had the effect of reducing servicing fee income.

   . Gains on securities totaled $4,276,000, up $2,397,000, primarily due to a $1,634,000 improvement in the fair value of an interest rate swap. This swap was settled in the quarter ended June 30, 2002.

   . Net gains on the sale of loans totaled $1,647,000, which was comparable to the prior year's six-month period.

   . Other income totaled $4,215,000, up $2,632,000 from the comparable six-month period. Within this income category, income from Bank Owned Life Insurance (BOLI) totaled $2,381,000, an increase of $2,023,000, due to the income on a BOLI investment of $60 million made in July 2001. Also, income from joint ventures totaled $1,122,000 during the current six-month period, up $1,769,000 from a loss of $647,000 in the comparable prior period. Also, the comparable prior six months included a $447,000 curtailment gain associated with benefit plan liabilities.

Noninterest Expense

Total noninterest expense increased $1,434,000 or 9.1% to $42,006,000 for the six months ended June 30, 2002 from $38,501,000 for the six months ended June 30, 2001. The net increase in noninterest expense is attributable to the following:

   . Salaries and benefits expense totaled $22,047,000, up $2,604,000 or 13.4% from the comparable prior six-month period. Within this expense category, salaries and wages totaled $12,767,000 (up $719,000 due to staff additions in various business lines and annual merit increases), incentive and bonus compensation totaled $3,304,000 (up $789,000 on increased product sales and the continued enhancement of "pay for performance" compensation practices), stock compensation from the Recognition and Retention Plan
      (RRP) totaled $1,097,000 (up $1,097,000 due to the December, 2001 adoption of the RRP), ESOP expense totaled $884,000 (up $443,000 due to the adoption of the Waypoint ESOP), and payroll taxes and employee benefits totaled $3,896,000 (down $350,000 due to the streamlining of benefit plans during 2001).

   . Advertising and public relations expense totaled $2,181,000, up $837,000 on increased media advertising and core deposit promotions.

   . Income from real estate operations exceeded expenses by $286,000, down $134,000 in net revenue from the comparable prior period. During the first six months of 2001, Waypoint Financial sold a historically high number of foreclosed properties as part of its post-merger assimilation activities.

   . Amortization of goodwill was $0, down $524,000 due to the elimination of goodwill amortization in connection with the adoption of SFAS 142 effective January 1, 2002.

   . Amortization of other intangible assets was $980,000, basically unchanged from the comparable prior six-month period.

   . Professional fees and outside services were $1,417,000, down $87,000 primarily on processing services and consulting fees.

   . Supplies, telephone, and postage expenses totaled $2,324,000, down $722,000 primarily on printing costs.

   . Other noninterest expense totaled $6,415,000, up $1,434,000 from the comparable prior six-month period. This expense category included customer account servicing expenses of approximately $2,173,000 (down $626,000 on decreased loan servicing expenses), OTS fees of $390,000 (up $40,000), director fees of $340,000 (up $95,000), director RRP grants of $646,000 (up $646,000 due to the December 2001 adoption of the RRP), charitable contributions of $653,000 (up $263,000 on contributions qualified for tax credits), and various other expenses totaling $2,213,000 (up $545,000 on expenses associated with Waypoint's planned information system conversion).

Provision for Income Taxes

Income tax expense totaled $9,729,000 for the six months ended June 30, 2002, which resulted in an effective tax rate of 28.6% on income before taxes of $33,990,000. During the six months ended June 30, 2001, Waypoint Financial recorded $8,329,000 of income tax expense, which resulted in an effective tax rate of 31.0% on income before taxes of $26,869,000. The decrease in the effective tax rate in the six-month period ended June 30, 2002 relative to the comparable prior period is due primarily to an increase in tax-exempt income from loans and securities, an increase in the deduction for dividends received, and an increase in BOLI income.

XI. Financial Condition

Marketable Securities
Marketable securities, excluding the Federal Home Loan Bank cash account, totaled $2.647 billion at June 30, 2002 and $2.552 billion at December 31, 2001. Note (5) of the Notes to Consolidated Financial Statements presents the composition of the marketable securities portfolio as of June 30, 2002 and December 31, 2001.

Loans Receivable, Net
Loans receivable, net, totaled $2.362 billion at June 30, 2002 and $2.462 billion at December 31, 2001. The decrease of $100.7 million for the six months ended June 30, 2002, reflects a reduction in first mortgage loans totaling $183.1 million, which was offset by growth in commercial loans totaling $52.9 million and an increase in consumer and other loans totaling $31.4 million. Net loans was also impacted by a reduction of $.2 million in net deferred loan fees and an increase of $2.1 million in the allowance for loan losses. The loan activity in 2002 reflects Waypoint Financial's continued focus on expanding its commercial and consumer loan portfolios and reducing its relative investment in residential mortgage loans through mortgage banking activities and the reallocation of cash inflows from repayments and prepayments. A summary of loan composition is included in Note (6) of the accompanying Notes to Consolidated Financial Statements.

Loan Commitments. Waypoint Financial issues loan commitments to prospective borrowers conditioned on the occurrence of certain events. Commitments are made in writing on specified terms and conditions and are generally honored for up to 60 days from approval. At June 30, 2002, Waypoint Financial had loan commitments and unadvanced loans and lines of credit totaling $586.8 million.

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

Non-Performing Assets. The following table sets forth information regarding non-accrual loans, loans delinquent 90 days or more and still accruing, and other non-performing assets as of the dates indicated:

                                                                 As of                As of
                                                             June 30, 2002      December 31, 2001
                                                            --------------------------------------
                                                                    (Amounts in thousands)
Non-accrual residential mortgage loans                       $         746         $      1,345
Non-accrual commercial loans                                         9,108                6,185
Non-accrual other loans                                                486                  706
                                                            --------------        -------------
     Total non-accrual loans                                        10,340                8,236
Loans 90 days or more delinquent and still accruing                 10,642               14,660
                                                            --------------        -------------
     Total non-performing loans                                     20,982               22,896

Total foreclosed other assets                                          282                  666
Total foreclosed real estate                                           301                  804
                                                            --------------        -------------
     Total non-performing assets                             $      21,565         $     24,366
                                                            ==============        =============

     Total non-performing loans to total loans                        0.88%                0.92%
                                                            ==============        =============

     Allowance for loan losses to non-performing loans              120.11%              100.76%
                                                            ==============        =============

     Total non-performing assets to total assets                      0.41%                0.45%
                                                            ==============        =============


Waypoint Financial experienced a decrease of $2.8 million in non-performing assets during the six-month period ended June 30, 2002, which includes a $1.9 million decrease in non-performing loans and a $.9 million decrease in foreclosed real estate and other assets. The improvement in non-performing loans during this period can be attributed to continued emphasis on prudent loan underwriting and aggressive collections management. The decrease in foreclosed real estate and other assets reflects Waypoint Financial's effective management of foreclosed assets and a favorable selling environment for foreclosed real estate during the six months ended June 30, 2002.

Allowance for Loan Losses. The following table summarizes the activity in Waypoint Financial's allowance for loan losses for the periods indicated:

                                                       For the                                 For the
                                                 three months ended                        six months ended
                                          June 30, 2002       June 30, 2001        June 30, 2002      June 30, 2001
                                          ---------------------------------        --------------------------------
                                                                  (Amounts in thousands)
Balance at beginning of period             $    23,674         $    22,219          $    23,069        $    22,586
Provision for loan losses                        3,585               2,099                5,670              3,698

Charge-offs:
   Residential mortgage loans                     (195)                (83)                (563)              (204)
   Commercial loans                             (1,114)             (1,056)              (1,509)            (1,906)
   Consumer and other loans                     (1,059)               (934)              (2,187)            (2,108)
                                          ------------        ------------         ------------       ------------
      Total charge-offs                         (2,368)             (2,073)              (4,259)            (4,218)
                                          ------------        ------------         ------------       ------------
Recoveries:
   Residential mortgage loans                       45                   -                   48                 20
   Commercial loans                                110                 139                  265                166
   Consumer and other loans                        155                 284                  408                416
                                          ------------        ------------         ------------       ------------
      Total recoveries                             310                 423                  721                602
                                          ------------        ------------         ------------       ------------
            Net charge-offs                     (2,058)             (1,650)              (3,538)            (3,616)
                                          ------------        ------------         ------------       ------------

Balance at the end of period               $    25,201         $    22,668          $    25,201        $    22,668
                                          ============        ============         ============       ============
Annualized net charge-offs
   to average loans outstanding                  0.34%               0.25%                0.29%              0.27%
                                          ============        ============         ============       ============
Allowance for loan losses as
   a percentage of total loans                   1.06%               0.88%                1.06%              0.88%
                                          ============        ============         ============       ============


Waypoint Financial increased its provision for loan losses during the three-month and six-month periods ended June 30, 2002 relative to the comparable prior periods in recognition of increasing uncertainty in the economic environment during 2002. This increased uncertainty raises the level of difficulty in evaluating certain loans, particularly commercial loans. Accordingly, Waypoint Financial increased the general portion of its allowance for loan losses during the six-month period ended June 30, 2002 as noted in the following table.

Allocation of the Allowance for Loan Losses. The following table sets forth the composition of the allowance for loan losses as of the dates indicated:

                                          As of June 30, 2002       As of December 31, 2001
                                        ----------------------------------------------------
                                                  (Dollar amounts in thousands)
                                                     % of Total                 % of Total
                                         Amount       Reserves        Amount     Reserves
                                        ----------   ----------     ---------   ----------
Residential mortgage loans               $   1,441        5.72%     $   1,867         8.09%
Commercial loans                            16,773       66.56         15,722        68.15
Consumer and other loans                     4,386       17.40          4,529        19.64
General                                      2,601       10.32            951         4.12
                                        ----------   ---------     ----------   ----------
     Total                               $  25,201      100.00%     $  23,069       100.00%
                                        ==========   =========     ==========   ==========



Deposits
During the six months ended June 30, 2002, deposits increased $5.5 million to $2.543 billion from $2.537 billion at December 31, 2001. Within the deposit portfolio, savings accounts increased $24.9 million to $245.2 million and transaction accounts increased $24.4 million to $365.0 million. Offsetting this favorable trend, money market accounts decreased $117.1 million to $414.5 million as customers shifted these funds to higher-rate time deposits and alternative investment products. Management attributes this shift to customer desire to enhance returns relative to historically low short-term interest rates, which continue to dampen customer returns on money market accounts and other short-term deposit products.

Other Borrowings
Note (10) of the Notes to Consolidated Financial Statements presents the composition of borrowings as of June 30, 2002 and December 31, 2001. Waypoint Financial had available FHLB lines of credit totaling $795.0 million as of June 30, 2002 versus $875.8 million as of December 31, 2001.

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

          Item 3.    Defaults Upon Senior Securities.
                     None.

          Item 4.    Submission of Matters to a Vote of Security Holders.
                     None.

          Item 5.    Other information.
                     None.

          Item 6.    Exhibits and Reports on Form 8-K.
                     (a)  Exhibits

                          99.1 Certification of the Company's Chief Executive Officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                          99.2 Certification of the Company's Chief Financial Officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                     (b)  Reports on Form 8-K

                          1. Incorporated by reference Report on Form 8-K dated May 31, 2002, which announced the dismissal of Arthur Andersen LLP as the Company's principal accountants effective May 28, 2002. Also announced was the engagement of KPMG LLP as the Company's new principal accountants effective May 28, 2002.

                          2. Incorporated by reference Report on Form 8-K dated June 10, 2002, which announced the appointment of David E. Zuern as President and CEO of Waypoint Bank. The report also noted that Mr. Zuern succeeds Charles C. Pearson, Jr., who remains as Co-Chairman and CEO of Waypoint Financial Corp.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            WAYPOINT FINANCIAL CORP.
                                  (Registrant)


                        By      /s/ Charles C. Pearson, Jr.
                                ---------------------------
                                 Charles C. Pearson, Jr.,
                                Co-Chairman, President and
                                  Chief Executive Officer

                        By          /s/ James H. Moss
                                    -----------------
                                      James H. Moss,
                                 Executive Vice President
                                and Chief Financial Officer

Dated: August 14, 2002