Form 10-Q
period 2002-09-30
WAYPOINT FINANCIAL CORP
filed 2002-11-13
CIK 1034650

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to_______________________

Commission File Number:  0-22399

                            WAYPOINT FINANCIAL CORP.
                            -----------------------
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

________________________________________________________________________________

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

       Indicate the number of shares outstanding of each of the Bank's classes of common stock, as of the latest practicable date. 35,711,215 shares of stock,
                                                    --------------------------
par value of $.01 per share, outstanding at September 30, 2002.
--------------------------------------------------------------

Part I.  Financial Information.

Part 1, Item 1  Financial Statements (Unaudited).


               (Balance of this page is intentionally left blank)

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition

                                                                        September 30,       December 31,
                                                                             2002               2001
                                                                      -----------------  -----------------
                                                                        (In thousands, except share data)
                                                                                     (Unaudited)
Assets
Cash and cash equivalents                                                 $     89,462       $    116,583
Marketable securities available-for-sale                                     3,216,270          2,552,360
Loans receivable, net                                                        2,357,862          2,462,218
Loans held for sale, net                                                        13,656             42,453
Loan servicing rights                                                            3,543              4,782
Investment in real estate and other joint ventures                              15,568             12,813
Premises and equipment, net of accumulated
   depreciation of $38,247 and $37,534                                          44,029             43,931
Accrued interest receivable                                                     24,859             28,298
Goodwill                                                                        10,302             10,302
Other intangible assets                                                          1,796              3,262
Deferred tax asset, net                                                              -              1,516
Other assets                                                                    95,975             95,225
                                                                         -------------      -------------
   Total assets                                                           $  5,873,322       $  5,373,743
                                                                         =============      =============

Liabilities and Stockholders' Equity
Deposits                                                                  $  2,545,515       $  2,537,269
Other borrowings                                                             2,341,638          2,291,987
Escrow                                                                           1,534              4,662
Accrued interest payable                                                        12,937             12,620
Postretirement benefit obligation                                                2,448              2,809
Deferred tax liability                                                           8,427                  -
Income taxes payable                                                             1,600                380
Securities in process                                                          464,337             20,000
Other liabilities                                                               27,671             17,801
                                                                         -------------      -------------
   Total liabilities                                                         5,406,107          4,887,528
                                                                         -------------      -------------

Preferred stock, 10,000,000 shares authorized but unissued
Common stock, $.01 par value, authorized 100,000,000 shares,
   40,330,772 shares issued and 35,711,215 outstanding
   at September 30, 2002, 40,163,477 shares issued
   and 39,176,840 shares outstanding at December 31, 2001                          404                402
Paid in capital                                                                312,870            312,009
Retained earnings                                                              240,931            215,600
Accumulated other comprehensive income (loss)                                   15,719               (280)
Employee stock ownership plan                                                  (15,640)           (15,640)
Recognition and retention plans                                                (10,089)            (9,954)
Treasury stock, 4,619,557 shares at September 30, 2002
   and 986,637 shares at December 31, 2001                                     (76,980)           (15,922)
                                                                         -------------      -------------
   Total stockholders' equity                                                  467,215            486,215
                                                                         -------------      -------------
   Total liabilities and stockholders' equity                             $  5,873,322       $  5,373,743
                                                                         =============      =============

See accompanying notes to consolidated financial statements.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                        Consolidated Statements of Income

                                                                 Three Months Ended                  Nine Months Ended
                                                                    September 30,                      September 30,
                                                             ---------------------------        ---------------------------
                                                               2002               2001             2002             2001
                                                             -----------       ---------        ----------        ---------
                                                                          (In thousands, except share data)
                                                                                     (Unaudited)
Interest Income:
  Loans                                                      $    40,833       $   48,741       $  125,824        $ 150,657
  Marketable securities and interest-earning cash                 29,154           32,015           85,800           99,231
                                                             -----------       ----------       ----------        ---------
       Total interest income                                      69,987           80,756          211,624          249,888
                                                             -----------       ----------       ----------        ---------

Interest Expense:
  Deposits and escrow                                             18,089           25,349           55,317           85,471
  Borrowed funds                                                  21,370           26,447           64,072           79,976
                                                             -----------       ----------       ----------        ---------
       Total interest expense                                     39,459           51,796          119,389          165,447
                                                             -----------       ----------       ----------        ---------

       Net interest income                                        30,528           28,960           92,235           84,441
Provision for loan losses                                          3,085            1,599            8,755            5,297
                                                             -----------       ----------       ----------        ---------
       Net interest income after provision for loan losses        27,443           27,361           83,480           79,144
                                                             -----------       ----------       ----------        ---------

Noninterest Income:
  Service charges on deposits                                      1,959            1,489            5,397            4,766
  Other service charges, commissions, fees                         3,249            3,073            9,434            7,899
  Loan servicing, net                                               (974)            (144)            (776)             155
  Gain on securities and derivatives                               4,353              334            8,629            2,213
  Gain on sale of loans                                              913            1,201            2,560            2,924
  Other                                                            1,825            1,642            6,040            3,225
                                                             -----------       ----------       ----------        ---------
      Total noninterest income                                    11,325            7,595           31,284           21,182
                                                             -----------       ----------       ----------        ---------

Noninterest Expense:
  Salaries and benefits                                           11,173            9,846           33,220           29,292
  Equipment expense                                                1,780            1,793            5,338            5,333
  Occupancy expense                                                1,649            1,627            4,795            4,931
  Advertising and public relations                                 1,097              579            3,278            1,923
  FDIC insurance                                                     111              121              335              379
  Income from real estate operations                                 (31)             (69)            (317)            (490)
  Amortization of goodwill                                             -              262                -              786
  Amortization of other intangible assets                            489              489            1,469            1,469
  Professional fees and outside services                             762              717            2,179            2,221
  Supplies, telephone and postage                                  1,186            1,261            3,510            4,307
  Other                                                            3,360            2,523            9,774            7,503
                                                             -----------       ----------       ----------        ---------
     Total noninterest expense                                    21,576           19,149           63,581           57,654
                                                             -----------       ----------       ----------        ---------

  Income before income taxes                                      17,192           15,807           51,183           42,672
  Income tax expense                                               4,919            5,304           14,648           13,633
                                                             -----------       ----------       ----------        ---------
      Net Income                                             $    12,273       $   10,503       $   36,535        $  29,039
                                                             ===========       ==========       ==========        =========

  Basic earnings per share                                   $      0.35       $     0.28       $     1.02        $    0.78
                                                             ===========       ==========       ==========        =========
  Diluted earnings per share                                 $      0.34       $     0.28       $     0.99        $    0.77
                                                             ===========       ==========       ==========        =========

See accompanying notes to consolidated financial statements.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity

                                                                                                              Employee   Recognition
                                                                                               Accumulated      Stock       and
                                                         Common     Paid In      Retained     Comprehensive   Ownership   Retention
                                                         Stock      Capital      Earnings     Income (Loss)     Plan     Plan (RRP)
                                                      ----------  ----------  -------------  ---------------  --------- ------------
                                                                                        (In thousands, except share data)
                                                                                                   (Unaudited)
Balance at December 31, 2000                          $   391      $295,008     $189,745      $(16,327)         $(16,365)  $   (427)
Net income                                                                        29,039
Dividends paid at $.255 per share                                                 (9,994)
Exercised stock options                                     2         1,724
Unrealized gains on securities, net
 of income tax of $14,590                                                                       27,095
Comprehensive income
ESOP stock committed for release                                        319                                          110
Earned portion of RRP                                                    16                                                     (11)
Treasury stock purchased (212,500 shares)
Dividend reinvestment plan, net                                        (214)
Stock released as compensation                                          (32)
                                                      -------      --------     --------      --------          --------   --------
Balance at September 30, 2001                         $   393      $296,821     $208,790      $ 10,768          $(16,255)  $   (438)
                                                      =======      ========     ========      ========          ========   ========


Balance at December 31, 2001                          $   402      $312,009     $215,600      $   (280)         $(15,640)  $ (9,954)

Net income                                                                        36,535
Dividends paid at $.30 per share                                                 (11,204)
Exercised stock options                                     2         1,149
Unrealized gains on securities, net
 of income tax of $8,615                                                                        15,999
Comprehensive income
Earned portion of RRP                                                                                                          (135)
Treasury stock purchased (3,632,920 shares)
Dividend reinvestment plan, net                                        (288)
                                                      -------      --------     --------      --------          --------   --------
Balance at September 30, 2002                         $   404      $312,870     $240,931      $ 15,719          $(15,640)  $(10,089)
                                                      =======      ========     ========      ========          ========   ========

                                                   Treasury                 Comprehensive
                                                     Stock       Total         Income
                                                  ----------   --------    ---------------
Balance at December 31, 2000                       $ (6,457)   $445,568
Net income                                                       29,039       $ 29,039
Dividends paid at $.255 per share                                (9,994)
Exercised stock options                                           1,726
Unrealized gains on securities, net
 of income tax of $14,590                                        27,095         27,095
                                                                              --------
Comprehensive income                                                          $ 56,134
                                                                              ========
ESOP stock committed for release                                    429
Earned portion of RRP                                                 5
Treasury stock purchased (212,500 shares)            (2,684)     (2,684)
Dividend reinvestment plan, net                          96        (118)
Stock released as compensation                                      (32)
                                                   --------    --------
Balance at September 30, 2001                      $ (9,045)   $491,034
                                                   ========    ========


Balance at December 31, 2001                       $(15,922)   $486,215

Net income                                                       36,535       $ 36,535
Dividends paid at $.30 per share                                (11,204)
Exercised stock options                                           1,151
Unrealized gains on securities, net
 of income tax of $8,615                                         15,999         15,999
                                                                              --------
Comprehensive income                                                          $ 52,534
                                                                              ========
Earned portion of RRP                                              (135)
Treasury stock purchased (3,632,920 shares)         (61,058)    (61,058)
Dividend reinvestment plan, net                                    (288)
                                                   --------    --------
Balance at September 30, 2002                      $(76,980)   $467,215
                                                   ========    ========

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                              For the Nine Months Ended
                                                                                    September 30,
                                                                            -------------------------------
                                                                                 2002             2001
                                                                            --------------    -------------
                                                                                    (In thousands)
                                                                                     (Unaudited)
Cash flows from operating activities:
   Net income                                                                $    36,535      $     29,039
   Adjustments to reconcile net income to net cash provided by operating activities:
        Provision for loan losses                                                  8,755             5,297
        Net depreciation, amortization and accretion                               5,510             5,995
        Loans originated for sale                                               (229,013)         (142,226)
        Proceeds from sales of loans originated for sale                         260,370           147,493
        Origination of loan servicing rights                                        (791)              623
        Net gain on loans and securities                                         (11,189)           (5,137)
        Gain on the sale of foreclosed real estate                                  (447)             (614)
        (Income) loss from joint ventures                                         (1,048)              635
        Decrease in accrued interest receivable                                    3,439             4,000
        Increase (decrease) in accrued interest payable                              317            (2,909)
        Amortization of intangibles                                                1,469             2,255
        Earned ESOP expense                                                        1,339               410
        Earned RRP expense                                                         2,228                 8
        Loss (gain) on the sale of premises and equipment                             76              (412)
        Increase in deferred tax liability                                         9,943            17,135
        Increase in income taxes payable                                           1,220             6,279
        Other, net                                                                (4,895)          (15,534)
                                                                            ------------      ------------
            Net cash provided by operating activities                             83,818            52,337
                                                                            ------------      ------------
Cash flows from investing activities:
   Proceeds from maturities, sales, and principal reductions
      of marketable securities                                                 1,725,523           795,377
   Purchase of marketable securities                                          (1,906,140)       (1,250,325)
   Loans sold                                                                          -            31,334
   Principal payments on loans less loan originations                             90,780            44,154
   Investments in real estate held for investment and other joint ventures        (2,099)               82
   Proceeds from sales of real estate and premises and equipment                   2,263             6,023
   Purchases of premises and equipment, net                                       (4,636)           (5,449)
   Purchase of bank-owned life insurance                                               -           (60,000)
                                                                            ------------      ------------
      Net cash used in investing activities                                      (94,309)          (438,804)

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (continued)

                                                                  For the Nine Months Ended
                                                                        September 30,
                                                               -------------------------------
                                                                    2002              2001
                                                               --------------   --------------
                                                                       (In thousands)
                                                                        (Unaudited)
Cash flows from financing activities:
   Net increase (decrease) in deposits                                8,246          (182,275)
   Net increase in other borrowings                                  49,651           574,440
   Net decrease in escrow                                            (3,128)           (3,635)
   Dividend reinvestment plan, net                                     (288)             (118)
   Cash dividends                                                   (11,204)           (9,994)
   Payments to acquire treasury stock                               (61,058)           (2,684)
   Proceeds from the exercise of stock options                        1,151             1,726
                                                               ------------     -------------
      Net cash (used in) provided by financing activities           (16,630)          377,460
                                                               ------------     -------------

      Net decrease in cash and cash equivalents                     (27,121)          (21,565)

Cash and cash equivalents at beginning of period                    116,583            99,837

                                                               ------------     -------------
Cash and cash equivalents at end of period                      $    89,462      $    78,272
                                                               ============     =============

Supplemental disclosures:

Cash paid during the period for:
    Interest on deposits, advances and other borrowings
       (includes interest credited to deposit accounts)         $   119,072      $    168,356
    Income taxes                                                     13,541             7,354

Non-cash investing activities:
      Transfers from loans to foreclosed real estate            $     1,377      $      1,135
      Increase in securities in process                             444,337                 -

See accompanying notes to financial statements.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
 (All dollar amounts presented in the tables are in thousands, except per share data)
                                   (Unaudited)

(1)  Summary of Significant Accounting Policies

The Consolidated Financial Statements include the accounts of Waypoint Financial Corp. ("the Registrant") and its wholly-owned subsidiaries Waypoint Bank, Waypoint Financial Investment Corporation, New Service Corporation, Waypoint Service Corporation, Waypoint Brokerage Services, Inc., Waypoint Insurance Services, Inc., Owen Insurance Inc., Waypoint Insurance Group (formerly Advanced Real Estate Associates), and Lenders Support Group Inc. Waypoint Bank is the sole owner of the following subsidiaries: Waypoint Investment Corporation, H.S. Service Corporation, First Harrisburg Service Corporation, and C.B.L. Service Corporation. All significant intercompany transactions and balances are eliminated in consolidation.

The accompanying interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the results of interim periods, have been made. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002 or any other interim period.

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

In October 2002, the FASB issued SFAS 147, "Acquisitions of Certain Financial Institutions." SFAS 147 requires companies that have acquired certain financial institution businesses cease amortizing all goodwill previously amortized (SFAS 72 "Goodwill") and subject it to annual impairment tests. Waypoint Financial does not have any goodwill that meets the requirements of SFAS 147.

(3)  Completion of Stock Conversion, Stock Offering, and Acquisition by Merger

On October 17, 2000, Harris Financial, MHC, the parent mutual holding company for Harris Financial, Inc. completed a mutual-to-stock conversion. As a result of this conversion, Harris Financial, MHC ceased to exist and Waypoint Financial became the successor to Harris Financial, Inc. Also, on October 17, 2000, Waypoint Financial and York Financial merged, and this transaction has been accounted for under the pooling-of-interests method of accounting.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
 (All dollar amounts presented in the tables are in thousands, except per share data)
                                   (Unaudited)

Waypoint Financial recorded certain liabilities associated with merger-related costs. Remaining merger liabilities totaled $722,000 at September 30, 2002 and $1,811,000 at December 31, 2001, and consisted entirely of compensation and benefit plan costs. Waypoint Financial expects remaining accrued unpaid merger costs to be immaterial at December 31, 2002.

(4)  Earnings Per Share

The following table shows the calculation of basic earnings per share and diluted earnings per share. The table excludes the effect of anti-dilutive shares, which totaled 79,068 and 170,557 shares, respectively, for the three-month periods ended September 30, 2002 and 2001, and 79,068 and 304,067 shares, respectively, for the nine-month periods ended September 30, 2002 and 2001.

                                                                                                Per Share
                                                                    Income         Shares         Amount
                                                              ----------------------------------------------
For the three months ended September 30, 2002:
   Basic earnings per share:
   Income available to common shareholders                        $    12,273     34,982,336     $    0.35
   Dilutive effect of employee and director stock options                            990,038         (0.01)
                                                              ----------------------------------------------
   Diluted earnings per share:
   Income available to common shareholders
      plus assumed conversions                                    $    12,273     35,972,374     $    0.34
                                                              ==============================================

For the three months ended September 30, 2001:
   Basic earnings per share:
   Income available to common shareholders                        $    10,503     37,555,818     $    0.28
   Dilutive effect of employee and director stock options                            402,925             -
                                                              ----------------------------------------------
   Diluted earnings per share:
   Income available to common shareholders
      plus assumed conversions                                    $    10,503     37,958,743     $    0.28
                                                              ==============================================

                                                                                                Per Share
                                                                    Income         Shares         Amount
                                                              ----------------------------------------------
For the nine months ended September 30, 2002:
   Basic earnings per share:
   Income available to common shareholders                        $    36,535     35,936,738     $    1.02
   Dilutive effect of employee and director stock options                            986,253         (0.03)
                                                              ----------------------------------------------
   Diluted earnings per share:
   Income available to common shareholders
      plus assumed conversions                                    $    36,535     36,922,991     $    0.99
                                                              ==============================================

For the nine months ended September 30, 2001:
   Basic earnings per share:
   Income available to common shareholders                        $    29,039     37,455,196     $    0.78
   Dilutive effect of employee and director stock options                            360,240         (0.01)
                                                              ----------------------------------------------
   Diluted earnings per share:

   Income available to common shareholders
      plus assumed conversions                                    $    29,039     37,815,436     $    0.77
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

(5)  Marketable Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for marketable securities by major security type were as follows:

                                                                 As of September 30, 2002
                                               --------------------------------------------------------------
                                                                   Gross           Gross
                                                                Unrealized      Unrealized
                                                 Amortized        Holding         Holding          Fair
                                                   Cost            Gains          Losses           Value
                                               --------------------------------------------------------------
    Available for sale:
      U.S. Government and agencies               $   301,201     $     6,875      $      (6)     $   308,070
      Corporate bonds                                 78,093             108         (7,784)          70,417
      Municipal securities                            96,254           5,387              -          101,641
      FHLB stock                                      99,096               -              -           99,096
      Equity securities                               90,292           6,303            (39)          96,556
      Asset-backed securities                         66,229           1,172              -           67,401
      Mortgage-backed securities:
        Commercial                                    24,479              91              -           24,570
        Agency PC's & CMO's                        1,482,515           9,402           (143)       1,491,774
        Private issue CMO's                          952,134           4,939           (328)         956,745
                                               --------------  --------------  --------------  --------------
          Total mortgage-backed securities         2,459,128          14,432           (471)       2,473,089
                                               --------------  --------------  --------------  --------------
          Total securities available for sale    $ 3,190,293     $    34,277      $  (8,300)     $ 3,216,270
                                               ==============  ==============  ==============  ==============

                                                                  As of December 31, 2001
                                               --------------------------------------------------------------
                                                                   Gross           Gross
                                                                Unrealized      Unrealized
                                                 Amortized        Holding         Holding          Fair
                                                   Cost            Gains          Losses           Value
                                               --------------------------------------------------------------
    Available for sale:
      U.S. Government and agencies               $   522,531     $     4,329     $   (1,502)     $   525,358
      Corporate bonds                                 89,788             109         (7,222)          82,675
      Municipal securities                            82,734           1,962         (1,049)          83,647
      FHLB stock                                      92,147               -              -           92,147
      Equity securities                              118,392           6,110           (152)         124,350
      Mortgage-backed securities:
        Commercial                                    10,002               -             (2)          10,000
        Agency PC's & CMO's                          852,239             816         (6,335)         846,720
        Private issue CMO's                          784,491           6,491         (3,519)         787,463
                                               --------------  --------------  --------------  --------------
          Total mortgage-backed securities         1,646,732           7,307         (9,856)       1,644,183
                                               --------------  --------------  --------------  --------------
          Total securities available for sale    $ 2,552,324     $    19,817     $  (19,781)     $ 2,552,360
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

(6)  Loans Receivable, Net

The following table presents the composition of loans receivable, net, as of the dates indicated:

                                                                 September 30,          December 31,
                                                                      2002                  2001
                                                               -----------------     -----------------
     Residential mortgage loans (principally conventional):
        Secured by 1-4 family residences                         $      794,429        $    1,025,688
        Construction (net of undistributed
           portion of $27,861 and $34,676)                               27,727                36,040
                                                               -----------------     -----------------
                                                                        822,156             1,061,728
     Less:
        Unearned discount                                                   122                   159
        Net deferred loan origination fees                                4,499                 5,116
                                                               -----------------     -----------------
              Total residential mortgage loans                          817,535             1,056,453
                                                               -----------------     -----------------

     Commercial loans:
        Commercial real estate                                          515,821               484,894
        Commercial business                                             334,853               272,389
        Construction and site development
           (net of undistributed portion of
           $18,350 and $26,015)                                          24,615                25,428
                                                               -----------------     -----------------
                                                                        875,289               782,711
     Less:
        Net deferred loan origination fees                                1,115                 1,171
                                                               -----------------     -----------------
              Total commercial loans                                    874,174               781,540
                                                               -----------------     -----------------

     Consumer and other loans:
        Manufactured housing                                            107,375                97,243
        Home equity and second mortgage                                 351,592               322,182
        Indirect automobile                                             137,392               127,258
        Other                                                            72,956                78,075
                                                               -----------------     -----------------
                                                                        669,315               624,758
     Plus:
        Net deferred loan origination fees                              (2,972)               (2,185)
        Dealer reserve                                                   26,559                24,721
                                                               -----------------     -----------------
           Total consumer and other loans                               692,902               647,294
                                                               -----------------     -----------------
     Less: Allowance for loan losses                                     26,749                23,069
                                                               -----------------     -----------------
     Loans receivable, net                                       $    2,357,862        $    2,462,218
                                                               =================     =================

Loans having a carrying value of $1,059,226,000 were pledged as collateral for FHLB advances at September 30, 2002.

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans totaled $540,135,000 at September 30, 2002 and $633,138,000 at December 31, 2001. Investor custodial balances maintained in connection with the foregoing mortgage servicing rights totaled $10,724,000 at September 30, 2002 and $17,367,000 at December 31, 2001.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
 (All dollar amounts presented in the tables are in thousands, except per share data)
                                   (Unaudited)


Waypoint Financial's investment in loan servicing rights is included in the accompanying consolidated statement of financial condition. Waypoint Financial did not purchase or sell any mortgage servicing rights during the nine-month periods ended September 30, 2002 and 2001.

Waypoint Financial sold mortgage loans totaling $257,810,000 and $178,173,000 during the nine-month periods ended September 30, 2002 and September 30, 2001, respectively. Waypoint Financial did not exchange loans for mortgage-backed securities during the nine-month periods ended September 30, 2002 and 2001.

(7)   Goodwill

Waypoint Financial adopted SFAS 142 "Goodwill and Other Intangible Assets" on January 1, 2002. As required under the non-amortization approach defined in SFAS 142, Waypoint Financial ceased amortizing goodwill to expense as of January 1, 2002. Following is a comparison of the results of operations as if the non-amortization approach was applied in all periods presented:

                                         For the three month periods           For the nine month periods
                                             ended September 30,                   ended September 30,
                                      ----------------------------------     --------------------------------
                                           2002               2001               2002              2001
                                      ---------------    ---------------     -------------    ---------------
Reported net income                        $  12,273          $  10,503         $  36,535          $  29,039
Pro forma adjustment to eliminate
  amortization of goodwill                         -                262                 -                786
                                      ---------------    ---------------     -------------    ---------------
Pro forma net income                       $  12,273          $  10,765         $  36,535          $  29,825
                                      ===============    ===============     =============    ===============

Reported diluted earnings per share        $    0.34          $    0.28         $    0.99          $    0.77
Pro forma adjustment to eliminate
  amortization of goodwill                         -                  -                 -               0.02
                                      ---------------    ---------------     -------------    ---------------
Pro forma diluted earnings per share       $    0.34          $    0.28         $    0.99          $    0.79
                                      ===============    ===============     =============    ===============

Waypoint Financial also evaluated its goodwill for impairment as of January 1, 2002 at the reporting unit level as prescribed in SFAS 142. Under this evaluation, Waypoint Financial's goodwill was not impaired as of January 1, 2002.

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


(8)   Other Intangible Assets

Waypoint Financial held one major class of other intangible assets - deposit intangibles - during the periods presented. The following summarizes other intangible assets as of the dates indicated:

                                                                September 30,        December 31,
                                                                     2002                2001
                                                              -----------------    ----------------
Acquisition cost of deposit intangible assets                      $    13,713         $    13,713
Less:  accumulated amortization                                         11,917              10,451
                                                              -----------------    ----------------
Carrying value of deposit intangible assets                        $     1,796         $     3,262
                                                              =================    ================

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

(9)   Deposits

The following table presents the composition of deposits as of the dates indicated:

                                                                September 30,            December 31,
                                                                     2002                     2001
                                                              ------------------       ------------------
Savings                                                              $  245,927              $   220,344
Time                                                                  1,527,221                1,444,723
Transaction                                                             390,673                  340,568
Money market                                                            381,694                  531,634
                                                              ------------------       ------------------
     Total deposits                                                  $2,545,515              $ 2,537,269
                                                              ==================       ==================

(10)  Other Borrowings

The following table presents the composition of Waypoint Financial's other borrowings as of the dates indicated:

                                                          September 30,                  December 31,
                                                               2002                          2001
                                                         -----------------             -----------------
  FHLB advances                                             $   2,001,154                 $   1,842,170
  Repurchase agreements                                           340,460                       449,770
  Other                                                                24                            47
                                                         -----------------             -----------------
    Total other borrowings                                  $   2,341,638                 $   2,291,987
                                                         =================             =================

(11)  Securities in Process

Securities in process represents securities acquired in the ordinary course of business that have not settled as of the dates presented. Waypoint Financial held $464,337,000 of securities in process at September 30, 2002. This balance primarily reflects the advance purchase of securities in anticipation of continued rapid prepayments on mortgage-backed securities. As of the date of this report, $314,275,000 of these securities have settled and the remaining $150,062,000 are scheduled to settle by November 30, 2002.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
 (All dollar amounts presented in the tables are in thousands, except per share data)


(12)  Derivative Instruments

Waypoint Financial, in the normal course of its business, uses derivative financial instruments to economically hedge its exposure to fluctuations in market interest rates. This exposure includes the impact of changing interest rates on cash flows from interest-bearing assets and liabilities, as well as the impact of changing interest rates on the market value of interest-bearing assets and liabilities.

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

Waypoint Financial also uses interest rate swaps that do not have call option features ("regular swaps"). The regular swaps are matched to fixed rate FHLB borrowings and were designated as fair value hedges at the inception of the instruments. Under the terms of the regular swaps, Waypoint Financial receives fixed rate payments and pays variable rate payments based on one-month USD LIBOR. The fixed interest payments received by Waypoint Financial as a result of the regular swap is passed on to the FHLB, which effectively converts the borrowings to variable rate. Changes in the fair value of the regular swaps are highly effective in offsetting changes in the fair value of the FHLB borrowings and as a result, earnings were not impacted by gains or losses on regular swaps.

The following table summarizes Waypoint Financial's derivative financial instruments as of September 30, 2002 and December 31, 2001:

                                                          Year of                           Notional
                                           Number        Maturity       Year of Call         Amount          Fair Value
                                         ----------  ---------------  ---------------  -----------------   ---------------
As of September 30, 2002:
    Callable interest rate swaps             10         2009-2012        2002-2003         $125,000,000      $  2,027,000
    Regular interest rate swaps               7         2003-2005            -              300,000,000        13,208,000
    Loan commitments, net                   496           2002               -               66,644,000           (60,000)
                                                                                                           ---------------
        Total                                                                                                $ 15,175,000
                                                                                                           ===============

As of December 31, 2001:
    Callable interest rate swaps              8         2006-2011          2002            $105,000,000      $ (1,203,000)
    Regular interest rate swaps               7         2003-2005            -              300,000,000         5,398,000
    Loan commitments, net                   589           2002               -               69,233,000           (60,000)
                                                                                                           ---------------
        Total                                                                                                $  4,135,000
                                                                                                           ===============

During the three-month period ended September 30, 2002, Waypoint Financial settled an interest rate swap that did not qualify for hedge accounting treatment. This swap, acquired during the three-month period ended September 30, 2002, had a notional amount of $300,000,000. Prior to settlement, Waypoint recognized an increase in fair value of $2,978,000, which was reported in net gain on securities and derivatives.

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


II. Critical Accounting Policies

This section describes Waypoint Financial's critical accounting policies which involve accounting estimates that: a) require assumptions about highly uncertain matters, and b) would change sufficiently to cause a material effect on the Corporation's financial condition or results of operations.

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

The loan portfolio and other credit exposures are regularly reviewed by management in its determination of the allowance for loan losses. The methodology for assessing the appropriateness of the allowance includes a review of historical losses, peer group comparisons, industry data and economic conditions. In addition, the regulatory agencies, as an integral part of their examination process, periodically review Waypoint Financial's allowance for loan losses and may require Waypoint Financial to make additional provisions for estimated losses based upon judgments different from those of management.

In establishing the allowance for loan losses, loss factors are applied to various pools of outstanding loans. Waypoint Financial segregates the loan portfolio according to risk characteristics (i.e., mortgage loans, home equity, commercial and consumer). Loss factors are derived using Waypoint Financial's historical loss experience and may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date.

In addition, management uses factors that cannot be associated with specific credit or loan categories. These factors include management's subjective evaluation of local and national economic and business conditions, portfolio concentration and changes in the character and size of the loan portfolio. The allowance methodology reflects management's objective that the overall allowance appropriately reflects a margin for the imprecision necessarily inherent in estimates of expected credit losses.

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

Waypoint Financial's allowance for loan losses is highly sensitive to the assumptions used in estimating expected credit losses. For example, if under its current methodology, Waypoint Financial changed the detailed assumptions underlying its allowance for loan loss estimate as of September 30, 2002 such that its allowance for loan losses as a percentage of total loans increased or decreased by 10%, the following results would occur:

                                                     Reported as of        Estimated as if       Estimated as if
                                                       or for the           the required          the required
                                                   three months ended         allowance             allowance
                                                   September 30, 2002       decreased 10%         increased 10%
                                                   ------------------       -------------         -------------
Allowance for loan losses                                     $ 26,749            $ 24,074              $ 29,424
Allowance for loan losses as a %
   of total loans                                                 1.13%               1.02%                 1.24%
Provision for loan losses                                     $  3,085            $    410              $  5,760
Net income                                                    $ 12,273            $ 13,905              $ 10,641
Earnings per share                                            $   0.34            $   0.39              $   0.30
Change in earnings per share as a %                                                  14.71%               (11.76)%

Goodwill. As described in Note 7 in the Notes to Consolidated Financial Statements, Waypoint Financial has goodwill that is subject to annual impairment evaluation under SFAS 142. Waypoint Financial applies the market approach under SFAS 142 for impairment measurement which is highly sensitive to underlying assumptions. As an example, if the assumptions underlying the market approach changed such that goodwill was deemed to be impaired by 10% of its carrying value, net income for the three months ended September 30, 2002 would be reduced by $1.0 million or $0.03 per share.

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

                                           As of September 30, 2002               As of December 31, 2001
                                      -----------------------------------   ------------------------------------
             Change in                 Percent change           Net           Percent change          Net
           interest rates              in net interest       portfolio       in net interest       portfolio
         (In basis points)                income (1)      value ratio (2)       income (1)      value ratio (2)
    --------------------------        ----------------  -----------------   -----------------  -----------------
                +300                          8.83 %            5.01 %             1.73 %             5.61 %
                +200                          6.88              5.75               0.95               6.58
                +100                          3.45              6.13               0.71               7.21
                   0                            -               6.02                 -                7.77
                (100)                        (3.09)             5.43              (0.96)              7.59
                (200)                        (6.14)             4.05              (2.26)              6.99

_____________

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

Simulation results are influenced by a number of estimates and assumptions with regard to embedded options, prepayment behaviors, pricing strategies and cash flows. At September 30, 2002 and December 31, 2001, both net interest income variability and net portfolio value ratio results were within limits established by the Board of Directors. Also, as of these dates, the net portfolio value ratio fell within the "minimal risk" category established under OTS guidelines for interest rate risk measurement.

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

Deposits represent Waypoint Financial's primary source of funds. Waypoint Financial occasionally uses brokered deposits to supplement other sources of funds to the extent such deposits are determined to have more favorable interest cost and risk characteristics at the time of purchase relative to other sources of funding. During the nine months ended September 30, 2002, Waypoint Financial's deposits increased $8.2 million. At September 30, 2002, Waypoint Financial also had brokered deposits of $170.9 million outstanding at an average interest rate of 2.36% as compared to $205.0 million outstanding at December 31, 2001 at an average interest rate of 2.64%. To supplement deposit-gathering efforts, Waypoint Financial borrows from the FHLB of Pittsburgh. At September 30, 2002, Waypoint Financial had $2,001.2 million in FHLB loans outstanding at a weighted average interest rate of 3.82%, an increase of $159.0 million from $1,842.2 million at a weighted average interest rate of 4.11% on December 31, 2001. Waypoint Financial was required to purchase additional FHLB stock totaling $6.9 million due to increased FHLB loans outstanding during the nine months ended September 30, 2002. Waypoint Financial had available FHLB lines of credit totaling $725.7 million as of September 30, 2002 versus $875.8 million as of December 31, 2001.

Proceeds from loan and securities sales represent a substantial source of funds to Waypoint Financial. These sources amounted to $952.6 million and $581.5 million during the nine-month periods ended September 30, 2002 and 2001, respectively.

Generally, Waypoint Financial's principal use of funds is to invest in commercial and consumer loans. In addition, during the nine months ended September 30, 2002, Waypoint Financial utilized leverage strategies to deploy available capital. These strategies resulted in expansion of the investment portfolio through the purchase of available-for-sale securities. The carrying value of securities available for sale increased $663.9 million to $3,216.3 million at September 30, 2002 from $2,552.4 million at December 31, 2001. This increase was primarily due to advance purchases of securities in anticipation of continued rapid prepayments on mortgage-backed securities and a related tightening of supply for acceptable instruments. Waypoint Financial expects this increase to be substantially reversed by December 31, 2002.

Loan demand resulted in total originations of $911.5 million in the nine months ended September 30, 2002. Waypoint Financial's local economic environment has remained resilient in 2002 and this has had a favorable effect on the volume of originations. During the period, the loan portfolio decreased by $104.3 million to $2,357.9 million at September 30, 2002 from $2,462.2 million at December 31, 2001. The loan decrease resulted from mortgage loan repayments and prepayments, which offset growth in commercial and consumer loans.

Waypoint Bank is required by OTS regulations to maintain sufficient liquidity to ensure its safe and sound operation. Waypoint Bank had sufficient liquidity during the nine-month periods ended September 30, 2002 and September 30, 2001. The sources of liquidity previously discussed are deemed by management to be sufficient to fund outstanding loan commitments and meet other obligations.

V. Capital Resources

Under OTS regulations a savings association must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements. At September 30, 2002, and December 31, 2001, Waypoint Bank met all three minimum capital requirements to be well capitalized.

Risk-based Capital Ratios and Leverage Ratios

         WAYPOINT BANK                                           Minimum Requirement       Minimum Requirement to
                                            Actual              for Capital Adequacy        be "Well Capitalized"
                                   -------------------------  ------------------------    ------------------------
    As of September 30, 2002           Amount          Ratio      Amount         Ratio        Amount         Ratio
    ------------------------       --------------      -----  --------------     -----    --------------     -----
                                   (in thousands)             (in thousands)              (in thousands)
 Total Capital
   (to Risk Weighted Assets)            $ 429,228       13.6%      $ 253,389       8.0%        $ 316,736      10.0%
 Tier 1 Capital
   (to Risk Weighted Assets)              399,644       12.6         126,694       4.0           190,042       6.0
 Tier 1 Capital
   (to Average Assets)                    399,644        7.7         208,624       4.0           260,779       5.0

    As of December 31, 2001
    -----------------------
 Total Capital
    (to Risk Weighted Assets)           $ 434,847       14.6%      $ 238,377       8.0%        $ 297,971       10.0%
 Tier 1 Capital
   (to Risk Weighted Assets)              409,125       13.7         119,189       4.0           178,783        6.0
 Tier 1 Capital
   (to Average Assets)                    409,125        8.1         202,703       4.0           253,379        5.0

         A reconciliation of Waypoint Bank's regulatory capital to capital using accounting principles generally accepted in the United States (GAAP) as of September 30, 2002 follows:

                                                                                                  Tier 1
                                                                                  Tangible        (Core)       Risk-based
                                                                                   Capital        Capital        Capital
                                                                                -------------  ------------- --------------
GAAP capital at Waypoint Financial                                                 $ 467,215      $ 467,215      $ 467,215
Capital attributed to affiliates                                                     (41,186)       (41,186)       (41,186)
                                                                                -------------  ------------- --------------
GAAP capital at Waypoint Bank                                                        426,029        426,029        426,029

Capital adjustments:
   Unrealized gains, net of taxes, on securities available for sale                  (15,739)       (15,739)       (15,739)
   Allowance for loan losses                                                               -              -         26,749
   Certain intangible assets                                                         (10,391)       (10,391)       (10,391)
   Disallowed servicing assets                                                          (255)          (255)          (255)
   Allowable unrealized gains, net of taxes, on equity securities available
     for sale                                                                              -              -          2,835
                                                                                -------------  ------------- --------------
   Regulatory capital at Waypoint Bank                                             $ 399,644      $ 399,644      $ 429,228
                                                                                =============  ============= ==============

VI. Results of Operations

Comparison for the Three-Month Periods Ended September 30, 2002 and September 30, 2001

Net Income
Net income for the three months ended September 30, 2002 was $12,273,000, which represented an increase of $1,770,000 or 16.9% from $10,503,000 reported for the three months ended September 30, 2001. The increase in net income included an increase of $82,000 in net interest income after provision for loan losses, an increase of $3,730,000 in noninterest income, and a decrease of $385,000 in income tax expense. These increases to net income were offset by an increase of $2,427,000 in noninterest expense. The following paragraphs include a discussion of the components of net income.

Net Interest Income
Waypoint Financial's principle source of revenue is net interest income, which represents the difference between interest income generated by earning assets such as loans and marketable securities and interest expense on interest-bearing liabilities such as deposits and borrowings. Net interest income can be significantly impacted by movements in market interest rates.

Net interest income before provision for loan losses totaled $30,528,000 for the three months ended September 30, 2002, which represents an increase of $1,568,000 or 5.4% from $28,960,000 for the three months ended September 30, 2001. Provision expense for loan losses increased $1,486,000 or 92.9% to $3,085,000 for the three months ended September 30, 2002 from $1,599,000 for the comparable prior period. The paragraphs below present an analysis of the components of net interest income on a tax-equivalent basis.

Table 1 presents, on a tax-equivalent basis, Waypoint Financial's average asset and liability balances, interest rates, interest income and interest expense for each of the three-month periods ended September 30, 2002 and September 30, 2001. Table 2 presents a rate-volume analysis of changes in net interest income on a tax-equivalent basis for the three-month periods ended September 30, 2002 and September 30, 2001.

Net interest income before provision expense for loan losses, on a tax equivalent basis, totaled $31,452,000 for the three months ended September 30, 2002, which represents an increase of $1,721,000 or 5.8%, from $29,731,000 for the three months ended September 30, 2001. This increase reflected an unfavorable volume variance of $1,709,000 and a favorable rate variance of $3,430,000 for the three months ended September 30, 2002 versus the comparable prior period.

For the three months ended September 30, 2002, the yield on interest-earning assets was 5.68%, representing a 99 basis points decrease from the comparable prior period. At the same time, the cost of funds decreased 122 basis points to 3.31% for the three months ended September 30, 2002. As a result, the interest spread increased by 23 basis points to 2.37% and the net interest margin ratio increased by 13 basis points to 2.56% during the three months ended September 30, 2002 versus the comparable prior period.

The improvement in Waypoint Financial's net interest margin resulted primarily from disciplined deposit pricing and prudent balance sheet management activities which offset downward asset yield repricing. Net interest income was also significantly enhanced by a substantial increase in Waypoint Financial's leveraged investment portfolio.

Table 1  Average Balance Sheets, Rates and Interest Income and Expense Summary

                                                                          For the three months ended,
                                                     ----------------------------------------------------------------------
                                                         September 30, 2002                  September 30, 2001
                                                     ----------------------------------------------------------------------
                                            Rate
                                            as of                                Average                            Average
                                          September     Average      (1) (2)     Yield/     Average      (1) (2)    Yield/
                                          30, 2002      Balance      Interest     Cost      Balance     Interest     Cost
                                         ----------- ----------------------------------------------------------------------
                                                                   (All dollar amounts are in thousands)
Assets:
Interest-earning assets:
  Loans                                        6.65%   $ 2,389,203  $   41,063      6.81% $ 2,570,317  $   48,967      7.62%
  Marketable securities - taxable              4.47      2,464,440      27,635      4.68    2,207,784      30,681      5.56
  Marketable securities - tax-free             7.66        100,819       1,980      7.86       74,928       1,558      8.32
  Other interest-earning assets                2.14         43,981         232      2.14       33,658         321      3.81
                                          ---------  ----------------------------------------------------------------------
Total interest-earning assets                  5.60      4,998,443      70,910      5.68    4,886,687      81,527      6.67
                                          ---------                 --------------------               --------------------
Noninterest-earning assets                                 208,040                            210,857
                                                     -------------                        -----------
Total assets                                           $ 5,206,483                        $ 5,097,544
                                                     =============                        ===========
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
  Savings deposits                             1.05%   $   246,138      $  703      1.11% $   216,498  $    1,013      1.87%
  Time deposits                                4.01      1,512,463      15,699      4.04    1,403,521      19,261      5.49
  NOW and money market accounts                0.84        772,044       1,681      0.86      855,012       5,070      2.37
  Escrow                                       0.76          3,278           5      0.63        4,921           6      0.49
  Borrowed funds                               4.04      2,157,652      21,370      3.88    2,096,890      26,446      5.04
                                          ---------  ----------------------------------------------------------------------
Total interest-bearing liabilities             3.37      4,691,575      39,458      3.31    4,576,842      51,796      4.53
                                          ---------                 --------------------               --------------------
Noninterest-bearing liabilities                             46,777                             42,112
                                                     -------------                        -----------
Total liabilities                                        4,738,352                          4,618,954
Stockholders' equity                                       468,131                            478,590
                                                     -------------                        -----------
Total liabilities and
  stockholders' equity                                 $ 5,206,483                        $ 5,097,544
                                                     =============                        ===========

Net interest income, tax-equivalent                                     31,452                             29,731
                                                                    ----------                        ------------
Interest rate spread, tax-equivalent (3)       2.23%                                2.37%                              2.14%
                                          =========                            =========                          ==========
Net interest-earning assets                            $   306,868                        $   309,845
                                                     =============                        ===========
Net interest margin, tax-equivalent (4)                                             2.56%                              2.43%
                                                                               ==========                         ==========
Ratio of interest-earning assets
  to interest-bearing liabilities                             1.07 x                             1.07 x
                                                     =============                        ===========

Adjustment to reconcile tax-equivalent
   net interest income to net interest
    income                                                                (924)                              (771)
                                                                    ----------                         ----------
Net interest income before provision for
   loan losses                                                        $ 30,528                           $ 28,960
                                                                    ==========                         ==========

(1) Includes net expense recognized on deferred loan fees and costs of $133,000 for the three months ended September 30, 2002, and $175,000 for the three months ended September 30, 2001.
(2) Interest income and yields are shown on a tax-equivalent basis using an effective tax rate of 35%.
(3) Represents the difference between the average yield on interest-earning assets and the average cost on interest-bearing liabilities.
(4) Represents the annualized net interest income before the provision for loan losses divided by average interest-earning assets.

TABLE 1b - Average Balance Sheets, Rates and Interest Income and Expense Summary

                                                                          For the nine months ended,
                                                 ----------------------------------------------------------------------------
                                                          September 30, 2002                     September 30, 2001
                                                 ----------------------------------------------------------------------------
                                                                              Average                                Average
                                                    Average        (1) (2)     Yield/     Average        (1) (2)     Yield/
                                                    Balance       Interest      Cost      Balance       Interest      Cost
                                                 ----------------------------------------------------------------------------
                                                                    (All dollar amounts are in thousands)
Assets:
Interest-earning assets:
  Loans                                            $  2,427,497   $   126,441     6.93%   $ 2,618,116     $ 151,314      7.71%
  Marketable securities - taxable                     2,425,050        81,131     4.70      2,092,413        94,696      6.03
  Marketable securities - tax-free                       98,401         5,995     8.12         73,200         4,620      8.42
  Other interest-earning assets                          54,660           773     1.89         43,557         1,532      4.69
                                                 ----------------------------------------------------------------------------
Total interest-earning assets                         5,005,608       214,340     5.75      4,827,286       252,162      6.96
                                                                  --------------------                  ---------------------
Noninterest-earning assets                              206,695                               178,164
                                                 --------------                          ------------
Total assets                                       $  5,212,303                           $ 5,005,450
                                                 ==============                          ============
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
  Savings deposits                                 $    237,696   $     2,155     1.19%   $   217,050     $   3,709      2.28%
  Time deposits                                       1,513,605        47,622     4.22      1,468,621        62,894      5.71
  NOW and money market accounts                         790,528         5,518     0.93        835,808        18,845      3.01
  Escrow                                                  4,991            22     0.58          6,716            24      0.48
  Borrowed funds                                      2,147,662        64,072     3.94      1,968,628        79,975      5.42
                                                 ----------------------------------------------------------------------------
Total interest-bearing liabilities                    4,694,482       119,389     3.38      4,496,823       165,447      4.91
                                                                  --------------------                  ---------------------
Noninterest-bearing liabilities                          44,363                                46,016
                                                 --------------                          ------------
Total liabilities                                     4,738,845                             4,542,839
Stockholders' equity                                    473,458                               462,611
                                                 --------------                          ------------
Total liabilities and
  stockholders' equity                             $  5,212,303                           $ 5,005,450
                                                 ==============                          ============

Net interest income, tax-equivalent                                    94,951                                86,715
                                                                  -----------                           -----------
Interest rate spread, tax-equivalent (3)                                          2.37%                                  2.05%
                                                                              ========                                =======
Net interest-earning assets                        $    311,126                           $   330,463
                                                 ==============                          ============
Net interest margin, tax-equivalent (4)                                           2.58%                                  2.40%
                                                                              ========                                =======
Ratio of interest-earning assets
  to interest-bearing liabilities                          1.07 x                                1.07 x
                                                 ==============                          ============

Adjustment to reconcile tax-equivalent net
  interest income to net interest income                               (2,716)                               (2,274)
                                                                  -----------                           -----------

Net interest income before provision for
  loan losses                                                     $    92,235                              $ 84,441
                                                                  ===========                           ===========

(1) Includes net expense recognized on deferred loan fees and costs of $421,000 for the nine months ended September 30, 2002, and $839,000 for the nine months ended September 30, 2001.
(2) Interest income and yields are shown on a tax equivalent basis using an effective tax rate of 35%.
(3) Represents the difference between the average yield on interest-earning assets and the average cost on interest-bearing liabilities.
(4) Represents the annualized net interest income before the provision for loan losses divided by average interest-earning assets.

Table 2  Rate/Volume Analysis of Changes in Net Interest Income

                                         Three Months Ended September 30, 2002       Nine Months Ended September 30, 2002
                                                      Compared to                                Compared to
                                         Three Months Ended September 30, 2001       Nine Months Ended September 30, 2001
                                                  Increase (Decrease)                        Increase (Decrease)
                                       ----------------------------------------    ---------------------------------------
                                          Volume         Rate           Net          Volume          Rate          Net
                                       ----------     ----------     ----------    -----------    ----------    ----------
                                                                  (Dollar amounts in thousands)
Interest-earning assets:
  Loans, net                           $  (3,151)     $  (4,753)     $  (7,904)    $  (10,410)    $ (14,463)    $ (24,873)
  Marketable securities - taxable          2,824         (5,870)        (3,046)        11,803       (25,368)      (13,565)
  Marketable securities - tax-free           512            (90)           422          1,545          (170)        1,375
  Other interest-earning assets               79           (168)           (89)           320        (1,079)         (759)
                                       ---------      ---------      ---------     ----------     ---------     ---------
  Total interest-earning assets              264        (10,881)       (10,617)         3,258       (41,080)      (37,822)
                                       ---------      ---------      ---------     ----------     ---------     ---------

Interest-bearing liabilities:
  Savings deposits                           129           (439)          (310)           137        (1,691)       (1,554)
  Time deposits                            1,502         (5,064)        (3,562)         1,486       (16,758)      (15,272)
  NOW and money market deposits             (448)        (2,941)        (3,389)        (1,091)      (12,236)      (13,327)
  Escrow                                      (2)             1             (1)            (6)            4            (2)
  Borrowed funds                             792         (5,868)        (5,076)         4,876       (20,779)      (15,903)
                                       ---------      ---------      ---------     ----------     ---------     ---------
  Total interest-bearing liabilities       1,973        (14,311)       (12,338)         5,402       (51,460)      (46,058)
                                       ---------      ---------      ---------     ----------     ---------     ---------
Change in net interest income          $  (1,709)     $   3,430      $   1,721     $   (2,144)    $  10,380     $   8,236
                                       =========      =========      =========     ==========     =========     =========

Waypoint Financial's average loan balances decreased $181.1 million or 7.0% to $2.389 billion during the three months ended September 30, 2002 from $2.570 billion for the comparable prior period. This decrease came primarily in mortgage loans, which were partially offset by increases in commercial and consumer loans. This change in the loan mix is a result of Waypoint Financial's emphasis on increasing its investment in higher-yielding commercial and consumer loans. Waypoint Financial also continued to decrease its investment in mortgage loans by selling most of its residential mortgage loan originations into the secondary market and by reallocating cash inflows from residential mortgage loan repayments and prepayments toward funding other loans. (Note 6 in the Notes to Consolidated Financial Statements presents comparative loan balances as of September 30, 2002 and December 31, 2001.) The yield on average loans decreased 81 basis points to 6.81% for the three months ended September 30, 2002 versus the comparable prior quarter. Average loan yields decreased primarily due to aggressive reductions in short-term interest rates by the Federal Reserve Bank
(FRB) during 2001. Throughout this period, yields on Waypoint Financial's variable and adjustable rate loans in portfolio decreased as benchmark rate indices reset with each FRB rate decrease. Also, rates on new commercial and consumer loan products decreased in step with the market rate decreases.

Waypoint Financial's average marketable securities increased $282.5 million or 12.4% to $2.565 billion during the three months ended September 30, 2002 from $2.283 billion for the comparable prior period. This increase resulted from increased leveraged investments and from the redeployment of cash inflows from residential mortgage loan repayments and prepayments that were not required for other loan investing. Yields on marketable securities decreased 85 basis points to 4.80% for the three months ended September 30, 2002 versus the comparable prior period primarily due to the decrease in market rates as described above in the loan discussion.

Average deposits increased $55.6 million or 2.2% to $2.531 billion during the three-month period ending September 30, 2002 from $2.475 billion for the comparable prior quarter. The cost of average deposits decreased 124 basis points to 2.86% during the three months ended September 30, 2002 primarily due to the decrease in market rates during the nine-month period ended September 30, 2002. Increases in lower-cost savings and checking accounts also enhanced the reduction in deposit funding costs as Waypoint Financial continued to enhance its sales and marketing focus on these products.

For a comprehensive discussion on qualitative and quantitative disclosures regarding market risk, refer to Management's Discussion and Analysis presented earlier in this report.

Provision for Loan Losses

Waypoint Financial recognized provision for loan losses totaling $3,085,000 for the three months ended September 30, 2002, which represents an increase of $1,486,000 or 92.9%, from the $1,599,000 provision recorded for the three months ended September 30, 2001. Waypoint Financial's provision expense and allowance for loan losses are discussed in further detail in the Loan Quality section of this report.

Noninterest Income

The table below presents noninterest income for the three-month and nine-month periods ended September 30, 2002 and September 30, 2001.

Table 3  Changes in Noninterest Income

                                                                      Three months ended September 30
                                                              ---------------------------------------------------
                                                                2002           2001         Change          %
                                                              ---------     ---------      --------     ---------
                                                                       (Dollar amounts in thousands)
     Service charges on deposits                              $  1,959      $  1,489       $   470          31.6
     Other service charges, commissions, fees                    3,249         3,073           176           5.7
     Loan servicing, net                                          (974)         (144)         (830)       (576.4)
     Gain on securities and derivatives                          4,353           334         4,019       1,203.3
     Gain on sale of loans                                         913         1,201          (288)        (24.0)
     Other                                                       1,825         1,642           183          11.1
                                                              --------      --------      --------      ---------
     Total                                                    $ 11,325      $  7,595      $  3,730          49.1
                                                              ========      ========      ========      =========

                                                                         Nine months ended September 30
                                                              ---------------------------------------------------
                                                                2002          2001         Change           %
                                                              --------      --------      --------      ---------
                                                                       (Dollar amounts in thousands)
     Service charges on deposits                              $  5,397      $  4,766      $    631          13.2
     Other service charges, commissions, fees                    9,434         7,899         1,535          19.4
     Loan servicing, net                                          (776)          155          (931)       (600.6)
     Gain on securities and derivatives                          8,629         2,213         6,416         289.9
     Gain on sale of loans                                       2,560         2,924          (364)        (12.4)
     Other                                                       6,040         3,225         2,815          87.3
                                                              --------      --------      --------      ---------
     Total                                                    $ 31,284      $ 21,182      $ 10,102          47.7
                                                              ========      ========      ========      =========

Total noninterest income increased $3,730,000 or 49.1% to $11,325,000 for the three months ended September 30, 2002 compared to $7,595,000 for the three months ended September 30, 2001 as a result of the following:

    . Service charges on deposits totaled $1,959,000, up $470,000 or 31.6% from the comparable prior quarter due to a $387,000 increase in overdraft and NSF fees and an $82,000 increase in commercial deposit fees.

    . Other service charges, commissions and fees increased $176,000 or 5.7% to $3,249,000 from the comparable prior quarter. Within this income category, ATM fees were $1,031,000 (up $188,000), fees from insurance services were $914,000 (up $137,000), brokerage fees were $621,000 (down $254,000 as branch platform sales of brokerage products decreased with sales and marketing efforts primarily targeted to deposits), commercial service and other fees were $412,000 (up $16,000), and trust fees were $271,000 (up $89,000).

    . Mortgage loan servicing resulted in a net loss of $974,000 versus a loss of $144,000 in the comparable prior quarter. The increase in the loss of $830,000 was due to an increase in the impairment reserve associated with the quarterly market valuation of Waypoint's mortgage loan servicing rights.

    . Gains on securities and derivatives totaled $4,353,000, up $4,019,000, primarily due to a $2,978,000 improvement in the fair value of an interest rate swap that was settled in the current quarter.

     . Net gains on the sale of loans totaled $913,000, down $288,000 primarily due to less favorable market pricing during the current quarter.

     . Other income included curtailment gains associated with benefit plan liabilities totaling $361,000 for the current period and $479,000 for the comparable prior period.

Noninterest Expense

The following table presents noninterest expense for the three-month and nine-month periods ended September 30, 2002 and September 30, 2001:

Table 4  Changes in Noninterest Expense

                                                                        Three months ended September 30
                                                              --------------------------------------------------
                                                                2002          2001         Change           %
                                                              --------      --------      --------      --------
                                                                       (Dollar amounts in thousands)
     Salaries and benefits                                    $ 11,173      $  9,846      $  1,327          13.5
     Equipment expense                                           1,780         1,793           (13)         (0.7)
     Occupancy expense                                           1,649         1,627            22           1.4
     Advertising and public relations                            1,097           579           518          89.5
     FDIC insurance                                                111           121           (10)         (8.3)
     Income from real estate operations                            (31)          (69)           38          55.1
     Amortization of goodwill                                        -           262          (262)       (100.0)
     Amortization of other intangible assets                       489           489             -             -
     Professional fees and outside services                        762           717            45           6.3
     Supplies, telephone and postage                             1,186         1,261           (75)         (5.9)
     Other                                                       3,360         2,523           837          33.2
                                                              --------      --------      --------      ---------
     Total                                                    $ 21,576      $ 19,149      $  2,427          12.7
                                                              ========      ========      ========      =========

                                                                        Nine months ended September 30
                                                              --------------------------------------------------
                                                                2002          2001         Change           %
                                                              --------      --------      --------      --------
                                                                       (Dollar amounts in thousands)
     Salaries and benefits                                    $ 33,220      $ 29,292      $  3,928          13.4
     Equipment expense                                           5,338         5,333             5           0.1
     Occupancy expense                                           4,795         4,931          (136)         (2.8)
     Advertising and public relations                            3,278         1,923         1,355          70.5
     FDIC insurance                                                335           379           (44)        (11.6)
     Income from real estate operations                           (317)         (490)          173          35.3
     Amortization of goodwill                                        -           786          (786)       (100.0)
     Amortization of other intangible assets                     1,469         1,469             -             -
     Professional fees and outside services                      2,179         2,221           (42)         (1.9)
     Supplies, telephone and postage                             3,510         4,307          (797)        (18.5)
     Other                                                       9,774         7,503         2,271          30.3
                                                              --------      --------      --------      --------
     Total                                                    $ 63,581      $ 57,654      $  5,927          10.3
                                                              ========      ========      ========      ========

Total noninterest expense increased $2,427,000 or 12.7% to $21,576,000 for the three months ended September 30, 2002 from $19,149,000 for the three months ended September 30, 2001. The net increase in noninterest expense is attributable to the following:

     . Salaries and benefits expense totaled $11,173,000, up $1,327,000 or 13.5% from the comparable prior quarter. Within this expense category, salaries and wages totaled $6,576,000 (up $429,000 due to staff additions in various business lines and annual merit increases), incentive and bonus compensation totaled $1,550,000 (down $36,000), stock compensation from the Recognition and Retention Plan (RRP) totaled $471,000 (due to the December 2001 adoption of the RRP), ESOP expense totaled $455,000 (up $208,000 due to the adoption of the Waypoint ESOP), and payroll taxes and employee benefits totaled $1,915,000 (up $162,000 due to increased benefit plan administration costs).

     . Advertising and public relations expense totaled $1,097,000, up $518,000 primarily on increased media advertising and core deposit promotions.
     . Other noninterest expense totaled $3,360,000, up $837,000 from the comparable prior quarter. This expense category included customer account servicing expenses of approximately $1,106,000 (up $109,000 on increased loan servicing expenses), OTS fees of $208,000 (up $14,000), director compensation of $533,000 (up $391,000 due to the December 2001 adoption of the RRP), charitable contributions of $377,000 (up $138,000 on contributions qualified for tax credits), and various other expenses totaling $1,136,000 (up $307,000 including expenses associated with Waypoint's planned information system conversion).

Provision for Income Taxes

Income tax expense totaled $4,919,000 for the three months ended September 30, 2002, which resulted in an effective tax rate of 28.6% on income before taxes of $17,192,000. During the three months ended September 30, 2001, Waypoint Financial recorded $5,304,000 of income tax expense resulting in an effective tax rate of 33.6% on income before taxes of $15,807,000. The improvement in the effective tax rate resulted primarily from increased tax-exempt income and increased tax credits associated with certain contributions and partnership investments.

Comparison for the Nine-Month Periods Ended September 30, 2002 and September 30, 2001

Net Income or Loss

Net income for the nine months ended September 30, 2002 was $36,535,000, which represented an increase of $7,496,000 or 25.8% from $29,039,000 reported for the nine months ended September 30, 2001. The increase in net income included an increase of $4,336,000 in net interest income after provision for loan losses and an increase of $10,102,000 in noninterest income, which were offset by an increase of $5,927,000 in noninterest expense and an increase of $1,015,000 in income tax expense. The following paragraphs include a discussion of the components of net income.

Net Interest Income

Net interest income after provision for loan losses totaled $83,480,000 for the nine months ended September 30, 2002, which represents an increase of $4,336,000 or 5.5% from $79,144,000 for the nine months ended September 30, 2001. Provision expense for loan losses increased $3,458,000 or 65.3% to $8,755,000 for the nine months ended September 30, 2001 from $5,297,000 for the comparable prior period. The paragraphs below present an analysis of the components of net interest income on a tax-equivalent basis.

Table 1b presents, on a tax-equivalent basis, Waypoint Financial's average asset and liability balances, interest rates, interest income and interest expense for each of the nine-month periods ended September 30, 2002 and September 30, 2001. Table 2 presents a rate-volume analysis of changes in net interest income, on a tax-equivalent basis for the nine-month periods ended September 30, 2002 and September 30, 2001.

Net interest income before provision expense for loan losses, on a tax equivalent basis, totaled $94,951,000 for the nine months ended September 30, 2002, which represents an increase of $8,236,000 or 9.5%, from $86,715,000 for the nine months ended September 30, 2001. This increase reflected an unfavorable volume variance of $2,144,000 and a favorable rate variance of $10,380,000 for the nine months ended September 30, 2002 versus the comparable prior period.

For the nine months ended September 30, 2002, the yield on interest-earning assets was 5.75%, representing a 121 basis points decrease from the comparable prior period. At the same time, the cost of funds decreased 153 basis points to 3.38% for the nine months ended September 30, 2002. As a result, the interest spread increased by 32 basis points to 2.37% and the net interest margin ratio increased by 18 basis points to 2.58% during the nine months ended September 30, 2002 versus the comparable prior period.

Waypoint Financial's average loan balances decreased $190.6 million or 7.3% to $2.427 billion during the nine months ended September 30, 2002 from $2.618 billion for the comparable prior period. This decrease came primarily in mortgage loans, which were partially offset by increases in commercial and consumer loans. This change in the loan mix is a result of Waypoint Financial's emphasis on increasing its investment in higher-yielding commercial and consumer loans. Waypoint Financial also continued to decrease its investment in mortgage loans by selling most of its residential mortgage loan originations into the secondary market and by reallocating cash inflows from residential mortgage loan repayments and prepayments toward funding other loans. (Note 6 in the Notes to Consolidated Financial Statements presents comparative loan balances as of September 30, 2002 and December 31, 2001.) The yield on average loans decreased 78 basis points to 6.93% for the nine months ended September 30, 2002 versus the comparable prior quarter. Average loan yields decreased primarily due to aggressive reductions in short-term interest rates by the Federal Reserve Bank (FRB) during 2001. Throughout this period, yields on Waypoint Financial's variable and adjustable rate loans in portfolio decreased as benchmark rate indices reset with each FRB rate decrease. Also, rates on new commercial and consumer loan products decreased in step with the market rate decreases.

Waypoint Financial's average marketable securities increased $357.8 million or 16.5% to $2.523 billion during the nine months ended September 30, 2002 from $2.166 billion for the comparable prior period. This increase resulted from increased leveraged investments and from the redeployment of cash inflows from residential mortgage loan repayments and prepayments that were not required for other loan investing. Yields on marketable securities decreased 128 basis points to 4.83% for the nine months ended September 30, 2002 versus the comparable prior period primarily due to the decrease in market rates as described above in the loan discussion.

Average deposits increased $20.4 million or 0.8% to $2.542 billion during the nine-month period ending September 30, 2002 from $2.521 billion for the comparable prior period. The cost of average deposits decreased 162 basis points to 2.90% during the nine months ended September 30, 2002 primarily due to the decrease in market rates during this period. Increases in lower-cost savings, checking, and money market accounts also enhanced the reduction in deposit funding costs as Waypoint Financial continued to enhance its sales and marketing focus on these products.

For a comprehensive discussion on qualitative and quantitative disclosures regarding market risk, refer to Management's Discussion and Analysis included in the 2001 Annual Report on Form 10-K.

Provision for Loan Losses

Waypoint Financial recognized provision for loan losses totaling $8,755,000 for the nine months ended September 30, 2002, which represents an increase of $3,458,000 or 65.3%, from the $5,297,000 provision recorded for the nine months ended September 30, 2001. Waypoint Financial's provision expense and allowance for loan losses are discussed in further detail in the Loan Quality section of this report.

Noninterest Income

Total noninterest income increased $10,102,000 or 47.7% to $31,284,000 for the nine months ended September 30, 2002 compared to $21,182,000 for the nine months ended September 30, 2001 as a result of the following:

     . Service charges on deposits totaled $5,397,000, up $631,000 or 13.2% from the comparable prior period due to a $370,000 increase in overdraft and NSF fees and a $274,000 increase in commercial deposit fees.
     . Other service charges, commissions and fees increased $1,535,000 or 19.4% to $9,434,000 from the comparable prior nine-month period. Within this category, ATM fees were $2,945,000 (up $493,000), fees from insurance services were $2,563,000 (up $684,000), brokerage fees were $2,163,000 (up $266,000), commercial service fees were $1,047,000 (down $159,000), and trust fees were $716,000 (up $251,000).
     . Mortgage loan servicing resulted in a loss of $776,000, down $931,000 due primarily to an increase in the impairment reserve associated with the quarterly market valuation of Waypoint's mortgage loan servicing valuation.
     . Gains on securities and derivatives totaled $8,629,000, up $6,416,000, primarily due to improvements in the fair value of interest rate swaps totaling $4,612,000.
     . Net gains on the sale of loans totaled $2,560,000, down $364,000 from the prior year's nine-month period on tighter loan sale pricing.
     . Other income totaled $6,040,000, up $2,815,000 from the comparable prior nine-month period. Within this income category, income from Bank Owned Life Insurance (BOLI) totaled $3,507,000, an increase of $2,014,000, due to the income on a BOLI investment of $60 million made in July 2001. Income from joint ventures totaled $1,305,000 during the current nine-month period, up $2,039,000, due to an equity increase in a joint venture investment, from a loss of $674,000 in the comparable prior period. Also, the current nine-month period contained $361,000 in curtailment gains associated with benefit plan liabilities versus $926,000 in gains in the comparable prior nine months. Lastly, the current period included a legal settlement of $227,000 related to a branch relocation suit.

Noninterest Expense

Total noninterest expense increased $5,927,000 or 10.3% to $63,581,000 for the nine months ended September 30, 2002 from $57,654,000 for the nine months ended September 30, 2001. The net increase in noninterest expense is attributable to the following:

     . Salaries and benefits expense totaled $33,220,000, up $3,928,000 or 13.4% from the comparable prior nine-month period. Within this expense category, salaries and wages totaled $19,342,000 (up $1,147,000 due to staff additions in various business lines and annual merit increases), incentive and bonus compensation totaled $4,855,000 (up $754,000 on increased product sales and the continued enhancement of "pay for performance" compensation practices), stock compensation from the Recognition and Retention Plan (RRP) totaled $1,569,000 (up $1,569,000 due to the December 2001 adoption of the RRP), ESOP expense totaled $1,339,000 (up $651,000 due to the adoption of the Waypoint ESOP), and payroll taxes and employee benefits totaled $5,811,000 (down $188,000 due to the streamlining of benefit plans during 2001).
     . Advertising and public relations expense totaled $3,278,000, up $1,355,000 on increased media advertising and core deposit promotions.
     . Amortization of goodwill was $0, down $786,000 due to the elimination of goodwill amortization in connection with the adoption of SFAS 142 effective January 1, 2002.
     . Supplies, telephone, and postage expenses totaled $3,510,000, down $797,000 primarily on printing costs.
     . Other noninterest expense totaled $9,774,000, up $2,271,000 from the comparable prior period. This expense category included customer account servicing expenses of $3,278,000 (down $73,000), OTS fees of $598,000 (up $54,000), director compensation of $1,519,000 (up
          $1,037,000 due to the December 2001 adoption of the RRP), charitable contributions of $1,030,000 (up $401,000 on contributions qualified for tax credits), and various other expenses totaling $3,349,000 (up $852,000 including expenses associated with Waypoint's planned information system conversion).

Provision for Income Taxes

Income tax expense totaled $14,648,000 for the nine months ended September 30, 2002, which resulted in an effective tax rate of 28.6% on income before taxes of $51,183,000. During the nine months ended September 30, 2001, Waypoint Financial recorded $13,633,000 of income tax expense, which resulted in an effective tax rate of 31.9% on income before taxes of $42,672,000. The decrease in the effective tax rate in the nine-month period ended September 30, 2002 relative to the comparable prior period is due primarily to an increase in tax-exempt income from loans and securities, an increase in the deduction for dividends received, and an increase in BOLI income.

VIII. Asset Quality

Loans Receivable, Net

Loans receivable, net, totaled $2.358 billion at September 30, 2002 and $2.462 billion at December 31, 2001. Loan activity in 2002 reflects Waypoint Financial's continued focus on expanding its commercial and consumer loan portfolios and reducing its relative investment in residential mortgage loans through mortgage banking activities and the reallocation of cash inflows from repayments and prepayments. A summary of loan composition is included in Note
(6) of the accompanying Notes to Consolidated Financial Statements. At September 30, 2002, Waypoint Financial had loan commitments and unadvanced loans and lines of credit totaling $595.1 million.

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

Non-Performing Assets. The following table sets forth information regarding non-accrual loans, loans delinquent 90 days or more and still accruing, and other non-performing assets as of the dates indicated:

                                                                As of               As of
                                                         September 30, 2002  December 31, 2001
                                                         -------------------------------------
                                                               (Amounts in thousands)
Non-accrual residential mortgage loans                      $        744        $      1,345
Non-accrual commercial loans                                      10,456               6,185
Non-accrual other loans                                              219                 706
                                                            ------------        ------------
     Total non-accrual loans                                      11,419               8,236
Loans 90 days or more delinquent and still accruing               10,467              14,660
                                                            ------------        ------------
     Total non-performing loans                                   21,886              22,896

Total foreclosed other assets                                        166                 666
Total foreclosed real estate                                         399                 804
                                                            ------------        ------------
     Total non-performing assets                            $     22,451        $     24,366
                                                            ============        ============

     Total non-performing loans to total loans                      0.92%               0.92%
                                                            ============        ============

     Allowance for loan losses to non-performing loans            122.22%             100.76%
                                                            ============        ============

     Total non-performing assets to total assets                    0.38%               0.45%
                                                            ============        ============

Waypoint Financial experienced a decrease of $1.9 million in non-performing assets during the nine-month period ended September 30, 2002, which includes a $1.0 million decrease in non-performing loans and a $.9 million decrease in foreclosed real estate and other assets. The improvement in non-performing loans during this period can be attributed to continued emphasis on prudent loan underwriting and aggressive collections management. The decrease in foreclosed real estate and other assets reflects Waypoint Financial's effective management of foreclosed assets and a favorable selling environment for foreclosed real estate during the nine months ended September 30, 2002.

Allowance for Loan Losses. The following table summarizes the activity in Waypoint Financial's allowance for loan losses for the periods indicated:

                                         For the                     For the
                                   three months ended           nine months ended
                               September 30, September 30, September 30, September 30,
                                   2002          2001          2002          2001
                               --------------------------- --------------------------
                                               (Amounts in thousands)
Balance at beginning of period    $ 25,201     $ 22,668     $ 23,069     $ 22,586
Provision for loan losses            3,085        1,599        8,755        5,297

Charge-offs:
   Residential mortgage loans         (196)        (271)        (759)        (475)
   Commercial loans                   (679)        (270)      (2,188)      (2,176)
   Consumer and other loans         (1,058)      (1,265)      (3,245)      (3,373)
                                  --------     --------     --------     --------
      Total charge-offs             (1,933)      (1,806)      (6,192)      (6,024)
                                  --------     --------     --------     --------
Recoveries:
   Residential mortgage loans          102            -          150           20
   Commercial loans                     21           86          286          252
   Consumer and other loans            273          335          681          751
                                  --------     --------     --------     --------
      Total recoveries                 396          421        1,117        1,023
                                  --------     --------     --------     --------
            Net charge-offs         (1,537)      (1,385)      (5,075)      (5,001)
                                  --------     --------     --------     --------

Balance at the end of period      $ 26,749     $ 22,882     $ 26,749     $ 22,882
                                  ========     ========     ========     ========
Annualized net charge-offs
   to average loans outstanding       0.26%        0.22%        0.28%        0.25%
                                  ========     ========     ========     ========
Allowance for loan losses as
   a percentage of total loans        1.13%        0.90%        1.13%        0.90%
                                  ========     ========     ========     ========

Waypoint Financial increased its provision for loan losses during the three-month and nine-month periods ended September 30, 2002 relative to the comparable prior periods in response to growth in its commercial and consumer loan portfolios and to reflect higher inherent losses due to general economic conditions.

Allocation of the Allowance for Loan Losses. The following table sets forth the composition of the allowance for loan losses as of the dates indicated:

                               As of September 30, 2002  As of December 31, 2001
                               -------------------------------------------------
                                       (Dollar amounts in thousands)
                                          % of Total                 % of Total
                                Amount     Reserves       Amount      Reserves
                               ---------  ----------     --------    ----------

Residential mortgage loans      $ 1,354        5.06%      $ 1,867        8.09%
Commercial loans                 18,690       69.87        15,722       68.15
Consumer and other loans          4,584       17.14         4,529       19.64
General                           2,121        7.93           951        4.12
                                -------     -------       -------     -------
     Total                      $26,749      100.00%      $23,069      100.00%
                                =======     =======       =======     =======

Item 3   Market Risk

Reference Item 2, Section III.


Item 4   Controls and Procedures

Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

                         99.3 Certification of the Company's Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

                         99.4 Certification of the Company's Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

                    (b)  Reports on Form 8-K

                         1. Incorporated by reference Report on Form 8-K dated August 22, 2002, which announced the completion of the repurchase of 1,896,000 shares authorized February 22, 2002 and the authorization to repurchase up to an additional 1,800,000 shares or approximately 5% of the Registrant's outstanding shares.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            WAYPOINT FINANCIAL CORP.
                                  (Registrant)

                    By     /s/ Charles C. Pearson, Jr.
                           ---------------------------
                             Charles C. Pearson, Jr.,
                       Chairman and Chief Executive Officer

                    By          /s/ James H. Moss
                                -----------------
                                 James H. Moss,
                             Executive Vice President
                            and Chief Financial Officer

Dated:  November 13, 2002