Form 10-K
period 2002-12-31
WAYPOINT FINANCIAL CORP
filed 2003-03-28
CIK 1034650

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended December 31, 2002
                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ----------- to -------------

                         Commission File Number: 0-22399

                                -----------------
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

           Securities Registered Pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
                                (Title of Class)
                                  ------------

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days. YES [X] NO [_]

     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [_]

     Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [X] NO [_]

     As of February 28, 2003, there were issued and outstanding 33,001,118 shares of the Registrant's Common Stock.

     The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Common Stock as of February 28, 2003 was approximately $587.1 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

     1. Sections of the Proxy Statement for the 2003 Annual Meeting of Stockholders (Part III).

================================================================================

                                     PART I

ITEM 1. Business

General

     Waypoint Financial Corp. was organized as part of the October 17, 2000, mutual-to-stock conversion of Harris Financial, MHC and merger of Harris Financial, Inc. and York Financial Corp. As part of the conversion and merger, Waypoint Financial sold 16,850,000 shares of common stock for $10.00 per share in a subscription and underwritten public offering. In the conversion and merger, Waypoint Financial succeeded to the operations of Harris Financial and York Financial, and became the holding company for Harris Savings Bank and York Federal Savings and Loan Association. The merger with York Financial was accounted for as a pooling-of-interests. Accordingly, historical financial information in this report includes restated operations to accommodate the pooling-of-interests merger.

     Waypoint Financial's assets consist primarily of 100% of the outstanding shares of Waypoint Bank. Waypoint Financial also wholly owns Waypoint Insurance Group, Waypoint Brokerage Services, Inc. and various other financial services subsidiaries through which Waypoint Financial provides insurance, brokerage, and other fee-based services. Waypoint Bank, whose predecessor was founded in 1886, is primarily engaged in the business of attracting deposits and investing these deposits into loans secured by residential and commercial real property, commercial business loans, consumer loans, and investment securities. Waypoint Bank also offers full-service trust and asset management services and employee benefit plan services.

Market Area

     Waypoint Financial conducts its business through fifty-nine offices, including fifty-one offices located in the five county south-central region of Pennsylvania that includes Dauphin, York, Cumberland, Lancaster and Lebanon Counties, and eight offices in Maryland that includes Harford, Washington and Baltimore Counties. In addition, Waypoint Financial maintains an operations center, a business center, a support center, eight loan production offices, a mortgage lending office, two commercial banking offices, and a commissioned mortgage origination staff that originates residential mortgage loans for Waypoint Financial primarily in Pennsylvania and Maryland, although loans are originated in other states within the Mid-Atlantic region. Waypoint Financial's insurance subsidiary, Waypoint Insurance Group, operates through offices in York, Harrisburg, and Camp Hill, Pennsylvania.

     The primary market area includes a mixture of rural, suburban and urban markets, with the Harrisburg Metropolitan Statistical Area being the most populous and more urban of the markets served by Waypoint Bank. Given the wide-ranging presence of the branch network, the market area of Waypoint Bank has a fairly diversified economy, with services, wholesale/retail trade, distribution, manufacturing, and state and local government constituting the basis of the economy.

Competition

     Waypoint Financial faces intense competition for deposits and loans in its primary market area. Waypoint Financial's most direct competition for deposits historically has come from commercial banks and savings banks operating in its primary market area, credit unions, and from other financial services companies, such as brokerage firms, and insurance companies and the mutual fund industry. Waypoint Financial also faces significant competition for investors' funds from short-term money market securities, corporate securities and government securities.

     Waypoint Financial faces significant competition for loans from savings banks and commercial banks in its market area, and from other financial service providers, such as mortgage companies and mortgage brokers. Competition increased as a result of the enactment of the Financial Services Modernization Act of 1999, which eased restrictions on entry into the financial services market by insurance companies and securities firms. Moreover, to the extent that these changes permit banks, securities firms and insurance companies to affiliate, the financial services industry could experience further consolidation. Competition for deposits, for the origination of loans and the provision of other financial services may limit Waypoint Financial's growth and adversely impact its profitability in the future.

Loans

     Loan Portfolio Analysis. The following table sets forth the composition of Waypoint Financial's loan portfolio at the dates indicated. Waypoint Financial had no concentration of loans exceeding 10% of total gross loans other than as disclosed below.

                                                                          At December 31
                            ------------------------------------------------------------------------------------------------------
                                     2002                 2001                2000                 1999                 1998
                            ------------------  -------------------  ------------------   -------------------  -------------------
                              Amount   Percent    Amount    Percent    Amount   Percent     Amount    Percent    Amount    Percent
                            ---------- -------  ----------  -------  ---------- -------   ----------  -------  ----------  -------
                                                                   (Dollars in Thousands)
Residential mortgage loans:
One-to-four family......... $  697,505   29.84% $1,025,688    41.27% $1,274,684   48.76%  $1,270,978    51.62% $1,129,876    57.04%
Construction...............     23,636    1.01      36,040     1.45      90,712    3.47      103,278     4.19      99,242     5.01
Other......................          -       -           -        -           -       -           20        -       6,962     0.35
                            ----------  ------  ----------   ------  ----------  ------   ----------   ------  ----------   ------
                               721,141   30.85   1,061,728    42.72   1,365,396   52.23    1,374,276    55.81   1,236,080    62.41
Less:
 Unearned premiums.........         95       -         159     0.01         210    0.01          296     0.01         471     0.02
 Net deferred loan
  origination fees.........      3,616    0.15       5,116     0.21       4,491    0.17        4,943     0.20       7,573     0.38
                            ----------  ------  ----------   ------  ----------  ------   ----------   ------  ----------   ------
    Total residential
     mortgage loans........    717,430   30.69   1,056,453    42.51   1,360,695   52.05    1,369,037    55.60   1,228,036    62.00
                            ----------  ------  ----------   ------  ----------  ------   ----------   ------  ----------   ------
Commercial loans:
Commercial real estate.....    563,138   24.09     484,894    19.51     396,125   15.15      339,165    13.77     225,771    11.40
Commercial business........    332,253   14.21     272,389    10.96     234,837    8.98      190,839     7.75     103,329     5.22
Construction and site
 development...............     23,724    1.01      25,428     1.02      11,840    0.45       14,203     0.58      14,859     0.75
                            ----------  ------  ----------   ------  ----------  ------   ----------   ------  ----------   ------
                               919,115   39.32     782,711    31.49     642,802   24.59      544,207    22.10     343,959    17.37
Less:
 Net deferred loan
  origination fees.........      1,308    0.06       1,171     0.05         923    0.04          934     0.04         643     0.03
                            ----------  ------  ----------   ------  ----------  ------   ----------   ------  ----------   ------
    Total commercial loans.    917,807   39.26     781,540    31.45     641,879   24.55      543,273    22.06     343,316    17.33
                            ----------  ------  ----------   ------  ----------  ------   ----------   ------  ----------   ------
Consumer and other
 loans:
Manufactured housing.......    106,098    4.54      97,243     3.91      90,226    3.45       80,164     3.26      65,455     3.30
Home equity and second
 mortgage..................    360,102   15.40     322,182    12.96     326,024   12.47      231,290     9.39     204,700    10.33
Indirect automobile........    138,530    5.93     127,258     5.12     117,377    4.49       98,768     4.01      23,937     1.21
Other(1)...................     74,289    3.18      78,075     3.14      55,939    2.14      119,625     4.86     100,181     5.06
                            ----------  ------  ----------   ------  ----------  ------   ----------   ------  ----------   ------
                               679,019   29.05     624,758    25.14     589,566   22.55      529,847    21.52     394,273    19.91
Plus:
 Dealer reserves(2)........     25,845    1.11      24,721     0.99      23,476    0.90       20,698     0.84      13,996     0.71
 Net deferred loan
  origination fees.........     (2,489)  (0.11)     (2,185)   (0.09)     (1,503)  (0.06)        (534)   (0.02)      1,105     0.06
                            ----------  ------  ----------   ------  ----------  ------   ----------   ------  ----------   ------
    Total consumer
     and other loans.......    702,375   30.05     647,294    26.05     611,539   23.39      550,011    22.34     409,374    20.67
                            ----------  ------  ----------   ------  ----------  ------   ----------   ------  ----------   ------
Total net loans before all
 allowance for loan losses.  2,337,612  100.00   2,485,287   100.00   2,614,113  100.00    2,462,321   100.00   1,980,726   100.00
                            ----------  ------  ----------   ------  ----------  ------   ----------   ------  ----------   ------
Less:
Allowance for loan losses..     27,506              23,069               22,586               23,127               19,891
                            ----------          ----------           ----------           ----------           ----------
Loans receivable, net...... $2,310,106          $2,462,218           $2,591,527           $2,439,194           $1,960,835
                            ==========          ==========           ==========           ==========           ==========

----------
(1) Includes education loans and unsecured personal loans.

(2) Includes reserves established for indirect auto and manufactured housing loan portfolios.

Loan Maturity Schedule

     The following table sets forth information as of December 31, 2002, regarding the dollar amount of loans in Waypoint Financial's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Adjustable or floating rate loans are included in the period in which interest rates are next scheduled to adjust rather than in which they mature, and fixed rate loans are included in the period in which the final contractual repayment is due.

                                                                               Over Three
                                                                   Over One      Through
                                                        Within      Through       Five          Over      Total After
                                                       One Year   Three Years  Years Fixed   Five Years    One Year       Total
                                                       ---------  -----------  -----------   ----------   -----------   ----------
                                                                                    (In Thousands)
Fixed-Rate Loans:
Residential mortgage loans:
   One-to-four family ...............................  $  19,731   $  25,024    $     6,842   $ 479,887   $  511,753    $  531,484
   Construction .....................................      1,035           -              -      22,601       22,601        23,636
                                                       ---------   ---------    -----------   ---------   ----------    ----------
        Total residential mortgage loans ............     20,766      25,024          6,842     502,488      534,354       555,120
Commercial loans:
   Commercial real estate ...........................     18,736      33,824         23,173      25,500       82,497       101,233
   Commercial business ..............................     16,966      22,349         18,411       9,711       50,471        67,437
   Construction and site development ................        200           -              -           -            -           200
                                                       ---------   ---------    -----------   ---------   ----------    ----------
        Total commercial loans ......................     35,902      56,173         41,584      35,211      132,968       168,870
Consumer and other loans:
   Manufactured housing .............................         17         268            570     105,243      106,081       106,098
   Home equity and second mortgage ..................     10,903      12,375         12,915     169,059      194,349       205,252
   Indirect automobile and other ....................      6,519      49,789        107,077      21,811      178,677       185,196
                                                       ---------   ---------    -----------   ---------   ----------    ----------
        Total consumer and other loans ..............     17,439      62,432        120,562     296,113      479,107       496,546
                                                       ---------   ---------    -----------   ---------   ----------    ----------
        Total fixed-rate loans ......................     74,107     143,629        168,988     833,812    1,146,429     1,220,536
Adjustable-Rate Loans:
Residential mortgage loans:
   One-to-four family ...............................     86,685      58,138         20,998         200       79,336       166,021
                                                       ---------   ---------    -----------   ---------   ----------    ----------
        Total residential mortgage loans ............     86,685      58,138         20,998         200       79,336       166,021
Commercial loans:
   Commercial real estate ...........................    229,932      88,105        115,410      28,458      231,973       461,905
   Commercial business ..............................    220,035       9,928         20,346      14,507       44,781       264,816
   Construction and site development ................     19,670         313          3,541           -        3,854        23,524
                                                       ---------   ---------    -----------   ---------   ----------    ----------
        Total commercial loans ......................    469,637      98,346        139,297      42,965      280,608       750,245
Consumer and other loans:
   Home equity and second mortgage ..................    154,850           -              -           -            -       154,850
   Other ............................................     27,338         260             25           -          285        27,623
                                                       ---------   ---------    -----------   ---------   ----------    ----------
        Total consumer and other loans ..............    182,188         260             25           -          285       182,473
                                                       ---------   ---------    -----------   ---------   ----------    ----------
        Total adjustable-rate loans .................    738,510     156,744        160,320      43,165      360,229     1,098,739
                                                       ---------   ---------    -----------   ---------   ----------    ----------
Loans receivable, gross .............................  $ 812,617   $ 300,373    $   329,308   $ 876,977   $1,506,658    $2,319,275
                                                       =========   =========    ===========   =========   ==========    ==========

     The following table sets forth the dollar amount of all loans maturing or repricing after December 31, 2003 that have predetermined interest rates and have floating or adjustable interest rates.

                                                                                   Floating or
                                                      Predetermined Rates        Adjustable Rates           Total
                                                      -------------------      -------------------   -----------------
                                                                                (In Thousands)
     Residential mortgage loans                            $   534,354               $  79,336           $  613,690


    Commercial loans                                           132,968                 280,608              413,576
    Consumer and other loans                                   479,107                     285              479,392
                                                      -------------------      -------------------   -----------------
         Total loans                                       $ 1,146,429               $ 360,229           $1,506,658
                                                      ===================      ===================   =================

Residential Mortgage Lending

      Mortgage lending historically was Waypoint Financial's primary business. In recent years, Waypoint Financial has increased its emphasis on its business banking and consumer lending, and decreased its reliance on traditional one-to-four family residential real estate lending. Over the last five years, the percentage of Waypoint Bank's loan portfolio that consists of one-to-four family residential real estate loans has decreased significantly, due primarily to increased growth in Waypoint Financial's commercial loan portfolio and payoffs due to historically low interest rates.

      One-to-Four Family Real Estate Loans. Waypoint Financial's primary residential lending activity is the origination of loans secured by one-to-four family residential real estate located in its primary market area. For the year ended December 31, 2002, Waypoint Financial sold 99% of its one-to-four family mortgage loan originations. Most one-to-four family loans recently sold by Waypoint Financial have been sold on a non-recourse basis with the servicing rights released. Management anticipates that Waypoint Financial will sell substantially all of the one-to-four family mortgage loans originated in 2003.

      Waypoint Financial also currently offers adjustable-rate mortgage loans with terms of up to 30 years, with an interest rate based on the one year Constant Maturity Treasury Bill index. Interest rate adjustments on such loans are typically limited to a certain amount during any adjustment period and over the life of the loan. Waypoint Financial originated an insignificant amount of adjustable-rate loans in 2002 and sold a substantial portion of these loans, generally on a servicing released basis.

      Waypoint Financial underwrites fixed and adjustable rate one-to-four family residential mortgage loans with loan-to-value ratios of up to 95%, provided that a borrower obtains private mortgage insurance on loans that exceed 80% of the appraised value or sales price, whichever is less, of the secured property. Waypoint Financial also requires that title insurance, hazard insurance and, if appropriate, flood insurance be maintained on all properties securing real estate loans made by Waypoint Financial. A licensed appraiser appraises all properties securing one-to-four family first mortgage loans.

      In an effort to provide financing for low and moderate income buyers, Waypoint Financial offers Pennsylvania Housing Finance Agency mortgage loans to qualified individuals. These loans are offered with fixed-rates of interest and terms of up to 30 years, and must be secured by one-to-four family residential property that is occupied by the owner. All of these loans are originated using modified underwriting guidelines, based on rates and terms established by the Pennsylvania Housing Finance Agency. These loans are generally offered with a discounted interest rate (approximately 75 to 100 basis points). All Pennsylvania Housing Finance Agency loans are originated in amounts of up to 95% of the lower of the property's appraised value or the sale price. Private mortgage insurance is required on all such loans. All of these loans are sold on a servicing released basis to the Pennsylvania Housing Finance Agency immediately after loan closing.

      Construction Loans. Waypoint Financial originates construction loans to individuals to acquire lots and construct personal residences. At December 31, 2002, residential construction loans amounted to $51.2 million, and the unadvanced portion of construction loans totaled $27.5 million. Waypoint Financial's residential construction loans generally provide for the payment of interest only during the construction phase, which is usually six months. At the end of the construction phase, the loan converts to a permanent mortgage loan. Before making a commitment to fund a residential construction loan, Waypoint Financial requires an appraisal of the property by an independent licensed appraiser. Waypoint Financial also reviews and inspects each property before disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspection based on the percentage of completion method.

Commercial Banking

      Waypoint Financial's Commercial Banking Group offers commercial financial products and services to businesses in its primary market area. The Commercial Banking group originates commercial real estate loans, commercial business loans, and construction and site development loans.

      Commercial Real Estate Loans. Waypoint Financial's commercial real estate loans are generally secured by owner-occupied properties used for business purposes such as small office buildings, industrial facilities or retail facilities primarily located in Waypoint Financial's primary market area. Commercial real estate loans also include properties that are less than 50% occupied by the borrower and are owned primarily for the production of rental income. Although there may be occasional exceptions to the loan policy, commercial real estate underwriting policies provide that such real estate loans may be made in amounts of up to 80% of the lower of cost or appraised value of the property provided such loans comply with Waypoint Financial's current in house loans-to-one borrower limit. Waypoint Financial's commercial real estate loans may be made with terms of up to ten years, amortization not to exceed 20 years, and with three to five year fixed interest rates or variable interest rates tied to market indices. In evaluating a commercial real estate loan application, Waypoint Financial considers the net operating income of the borrower's business, the borrower's expertise, credit history and profitability and the value of the underlying property. In addition, with respect to commercial real estate rental properties, Waypoint Financial will also consider the term of the lease and the quality of the tenants. Waypoint Financial has generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of cash flow before debt service to debt service) of at least 1.25x. Environmental surveys are required for commercial real estate loans. Generally, commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by principals of the borrower. At December 31, 2002, Waypoint Financial's largest commercial real estate loan had a carrying value of $14.1 million, was secured by a first mortgage lien, and was performing according to its original terms.

     Commercial Business Loans. Waypoint Financial makes commercial business loans primarily in its market area to a variety of professionals, sole proprietorships and small to medium-size businesses. Waypoint Financial offers a variety of commercial lending products, including term loans for fixed assets and working capital, revolving lines of credit, letters of credit, and Small Business Administration guaranteed loans. Term loans are generally offered with initial fixed rates of interest for the first three to five years and with terms of up to ten years. Business lines of credit have floating rates of interest and are payable on demand, subject to annual review and renewal. Business loans with variable rates of interest adjust on a daily basis and are generally indexed to Waypoint Financial's prime rate or the London Interbank Offered Rate (LIBOR). When making commercial business loans, Waypoint Financial considers the financial statements of the borrower, Waypoint Financial's lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral. Commercial business loans are generally secured by a variety of collateral, primarily accounts receivable, inventory and equipment, and are generally supported by personal guarantees. However, Waypoint Financial also makes unsecured commercial loans available to business clients with strong credit and who are well-known to Waypoint Financial. Unsecured commercial loans are generally limited to short-term single payment loans or lines of credit used to provide general corporate liquidity or to provide for seasonal liquidity needs. These loans generally are offered at floating rates of interest and are payable on demand or at a stated short-term maturity.

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

     Waypoint Financial also originates land loans to local contractors and developers for the purpose of improving the property, or for the purpose of holding or developing the land for sale. Such loans are secured by a lien on the property, are limited to 70% of the lower of the acquisition price or the appraised value of the land and 85% of the present value of the net proceeds of the developed lots, and have a term of up to two years with a floating interest rate based on Waypoint Financial's internal base rate. Waypoint Financial's land loans are generally secured by property in its primary market area. Waypoint Financial requires title insurance, hazard insurance, flood insurance (if applicable and available) and, if applicable, a hazardous waste survey reporting that the land is free of hazardous or toxic waste.

Consumer and Other Loans

     Waypoint Financial offers a variety of consumer and other loans, including loans secured by manufactured housing, home equity and second mortgage loans that are secured by owner-occupied one-to-four family residences, indirect home improvement loans, indirect automobile loans and other loans.

     Home Equity and Second Mortgage Loans. Waypoint Bank offers home equity and second mortgage loans, including fixed-term installment loans, home equity lines of credit and indirect home improvement loans. At December 31, 2002, unadvanced amounts of home equity lines of credit totaled $167.1 million on commitments of $320.7 million for an outstaning balance of $153.6 million. The underwriting standards employed by Waypoint Financial for home equity and second mortgage loans include a determination of the applicant's credit history, an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. Home equity lines of credit have adjustable rates of interest, which are indexed to the prime rate as reported in The Wall Street Journal. Interest rates on home equity lines of credit may be adjusted to no more than 18%.

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

     Manufactured Housing Loans. During 2002, Waypoint Financial ceased the origination of manufactured housing loans through third-party service companies after concluding that this lending method did not meet Waypoint profitability requirements. Waypoint Finanacial did not incur any losses as a result of curtailing this lending operation. At December 31, 2002, Waypoint Financial had in its portfolio manufactured housing loans totaling $106.1 million, or 4.6% of gross loans.

     Prior to the curtailment of this lending operation, each manufactured housing loan originated was acquired by Waypoint Financial at a premium to its net asset value. The premium paid to acquire each loan was capitalized and amortized as a yield adjustment over the term of the loan. One-third of the premium was advanced to the service company when a contract was purchased. The remaining two-thirds of the service fee was deposited into non- interest-bearing reserve accounts which are held on deposit at Waypoint Financial with restricted access. The amounts held in the reserve accounts are used for potential losses on a manufactured home loan and to recapture the unearned service fee due from the service company in the event of a payoff of a loan prior to its scheduled maturity. A service company's fee is fully earned only when a loan reaches full maturity. At December 31, 2002, Waypoint Financial's deferred premium on manufactured housing loans totaled $22.3 million and amounts held in reserve accounts totaled $10.9 million.

     Indirect Auto and Other Consumer Loans. Waypoint Financial originates indirect auto loans through a network of auto dealers, and was actively doing business with approximately 110 dealers at December 31, 2002. No one dealership originated more than 10% of the loan balances outstanding in Waypoint Financial's portfolio at December 31, 2002. In developing its network, Waypoint Financial has continued to focus on dealers in its primary market area. A consumer lending sales officer has been dedicated full time to serve dealers in order to expand on those relationships and to develop potential new dealer relationships. The growth of the dealer network has been achieved through an emphasis on quality service and the development of long- term relationships with the owners and managers of the dealerships. Waypoint Financial does not currently engage in auto lease financing. Waypoint Financial makes indirect auto loans to purchase both new and used cars.

     In connection with the origination of indirect auto loans, the interest rate charged to the borrower on the underlying loan is generally one to two percentage points higher than the "buy rate" or rate earned by Waypoint Financial. The difference between the two rates is referred to as the "spread." At loan inception, the dollar value of the spread over the contractual term of the loan is prepaid by Waypoint Financial to the auto dealer. Such prepaid amounts are generally subject to rebate to Waypoint Financial in the event the underlying loan is prepaid in the first three months up to the life of the loan, depending on the contract, or goes into default resulting in a repossession. The risk of loss of amounts previously advanced to the dealer primarily depends upon loan performance but also depends upon the financial condition of the dealer. Consequently, the dealer's ability to refund any portion of the prepaid interest, which is unearned, is subject to economic conditions, generally, and the financial condition of the dealer. Since Waypoint Financial began indirect auto lending, it has not written off interest spread prepaid to dealers where the dealer failed to refund any portion of unearned prepaid interest. At December 31, 2002, Waypoint Financial's unearned pre-paid interest on indirect auto loans totaled $3.6 million.

     Loans to One Borrower. Waypoint Financial has an internal limitation on the amount of loans that it will extend to an individual borrower. In addition, banking regulations establish a maximum amount that may be loaned by Waypoint Bank to an individual or related group of borrowers. At December 31, 2002, Waypoint Financial's internal limit on loans to a single borrower was $10.0 million, although exceptions are permitted subject to approval requirements set forth in the loan policy. Waypoint Bank's statutory limit on loans to one borrower or related group of borrowers was $61.6 million. As of December 31, 2002, Waypoint Financial's largest lending relationship, including the borrower's related interests, was approximately $24.1 million, and Waypoint Financial had a total of twenty-five other lending relationships, including the borrowers' related interests, that exceeded $10.0 million. As of December 31, 2002, all such loans were performing according to their original contractual terms.

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

     All one-to-four family mortgage loans secured by the borrower's primary residence and all residential construction and second mortgage loans and home equity lines of credit may be approved by any two designated individuals.

     All commercial loans, including commercial real estate loans, multi-family loans, commercial construction and development loans and commercial business loans in amounts of up to $10.0 million may be approved by the two designated individuals. The Chief Executive Officer, Commercial Banking Manager, Chief Credit Officer, or the Assistant Commercial Banking Officer must approve any loan exceeding $1.0 million. All commercial loans in excess of $10.0 million and up to $20.0 million require the approval of Waypoint Financial's loan committee and the Chief Executive Officer. All commercial loans in excess of $20.0 million require the majority approval of the executive committee of the Board of Directors or the full Board of Directors.

     Consumer loans, automobile loans and unsecured personal loans may be approved by either one or two designated individuals depending on the amount of the loan.

     Loan Originations, Purchases and Sales. Waypoint Financial's mortgage lending activities are conducted by its salaried and commissioned loan personnel. Currently, Waypoint Financial uses 27 loan originators who solicit and originate mortgage loans on behalf of Waypoint Financial. These loan officers accounted for substantially all of the mortgage loans originated by Waypoint Financial during 2002. Loan officers are compensated by a commission. All loans originated by the loan officers are underwritten in conformity with Waypoint Financial's loan underwriting policies and procedures as well as agency and investor guidelines. At December 31, 2002, Waypoint Financial serviced $477.0 million of loans for others. Waypoint Financial did not purchase any loans during the five-year period ended December 31, 2002.

     The following table sets forth Waypoint Financial's gross loan originations and loans sold for the periods indicated.

                                                                              For the Years Ended December 31,
                                                        ---------------------------------------------------------------------------
                                                           2002             2001            2000            1999            1998
                                                        ----------       ---------        ---------      ----------      ----------
                                                                                       (In Thousands)
Loans originated:
Residential mortgage loans:
   One-to-four family ................................  $  309,722       $ 226,589        $ 144,938      $  279,040      $  478,332
   Construction ......................................      80,951          94,723          199,187         336,163         373,226
   Other .............................................           -               -                -           6,100           8,900
                                                        ----------       ---------        ---------      ----------      ----------
        Total residential mortgage loans .............     390,673         321,312          344,125         621,303         860,458
Commercial loans:
   Commercial real estate ............................     206,071         168,472          133,822         165,737         113,061
   Commercial business ...............................     165,392         151,956          172,219         224,694         157,552
   Construction and site development .................       8,432          28,367           29,150          24,871          22,800
                                                        ----------       ---------        ---------      ----------      ----------
        Total commercial loans .......................     379,895         348,795          335,191         415,302         293,413
Consumer and other loans:
   Manufactured housing ..............................      22,803          18,028           20,467          26,300           5,400
   Home equity and second mortgage ...................     110,293          91,817          112,104         129,239         102,529
   Indirect automobile ...............................      78,897          67,165           60,609          91,685          21,279
   Other .............................................      22,848          42,094           38,748          68,875          56,847
                                                        ----------       ---------        ---------      ----------      ----------
        Total consumer loans .........................     234,841         219,104          231,928         316,099         186,055
                                                        ----------       ---------        ---------      ----------      ----------
        Total loans originated .......................  $1,005,409       $ 889,211        $ 911,244      $1,352,704      $1,339,926
                                                        ==========       =========        =========      ==========      ==========

Loans securitized and/or sold:
Residential mortgage loans:
   One-to-four family ................................  $  382,861       $ 237,853        $ 251,097      $  325,158      $  369,930

     Loan Commitments. Waypoint Financial issues loan commitments to prospective borrowers conditioned on the occurrence of certain events. Commitments are made in writing on specified terms and conditions and are generally honored for up to 60 days from approval. At December 31, 2002, Waypoint Financial had loan commitments and unadvanced loans and lines of credit totaling $638.5 million.

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

     Waypoint Financial charges loan origination fees which are calculated as a percentage of the amount borrowed. As required by applicable accounting principles, loan origination fees, discount points and certain loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. At December 31, 2002, Waypoint Financial had approximately $7.4 million of net deferred loan fees. Waypoint Financial amortized $.1 million of net deferred loan fees during the year ended December 31, 2002.

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

     Waypoint Financial follows Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan, an amendment to SFAS No. 114." At December 31, 2002 and 2001, Waypoint Financial had recorded investments in impaired loans of $10.2 million and $8.2 million, respectively. At December 31, 2002 and 2001, allowance for loan losses had an allocation of $5.4 million and $1.8 million, respectively, for impaired loans.

     Non-Performing Assets. The following table sets forth information regarding non-accrual loans, accruing loans delinquent 90 days or more, other non-performing assets and restructured loans at the dates indicated:

                                                                                   At December 31,
                                                            ----------------------------------------------------------
                                                              2002         2001        2000        1999         1998
                                                            --------     --------    --------    --------     --------
                                                                                  (In Thousands)
Non-accrual residential mortgage loans .................... $    792     $  1,345    $    540    $    263     $  4,094
Non-accrual commercial loans ..............................    9,331        6,185       4,552       9,280        2,538
Non-accrual other loans ...................................      126          706         604         727        1,938
                                                            --------     --------    --------    --------     --------
     Total non-accrual loans (1) ..........................   10,249        8,236       5,696      10,270        8,570
Loans 90 days or more delinquent
  And still accruing ......................................    9,743       14,660      17,481      13,279        9,134
                                                            --------     --------    --------    --------     --------
     Total non-performing loans ...........................   19,992       22,896      23,177      23,549       17,704
     Total foreclosed other assets ........................      505          666         861       1,149            -
     Total foreclosed real estate .........................      492          804       3,086       3,754       14,088(2)
                                                            --------     --------    --------    --------     --------
Total non-performing assets ............................... $ 20,989     $ 24,366    $ 27,124    $ 28,452     $ 31,792
                                                            ========     ========    ========    ========     ========

Total non-performing loans to total loans (3) .............     0.86%        0.92%       0.89%       0.96%        0.90%
                                                            ========     ========    ========    ========     ========

Total non-performing loans and
  foreclosed real estate to total assets ..................     0.39%        0.45%       0.57%       0.65%        0.82%
                                                            ========     ========    ========    ========     ========

----------
(1) Waypoint Financial would have recorded additional interest income on non-accrual loans, had they been current, of $0.4 million, $0.3 million and $0.2 million in 2002, 2001 and 2000, respectively. No interest was included in interest income in these periods related to these loans.

(2) The amount for 1998 includes a foreclosed apartment complex with a carrying value of $6.0 million that was sold in 1999.

(3)  Total loans excludes loans held for sale.

     As of December 31, 2002, Waypoint Financial's only nonaccruing loan with a carrying value in excess of $1.0 million was a commercial loan with a carrying value of $2.5 million.

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

     Allowance for Loan Losses. Please see Section II "Critical Accounting Policies" of Management's Discussion and Analysis of Financial Condition and Results of Operations for a detailed discussion of Waypoint Financial's methodology for evaluating the adequacy of the allowance for loan losses.

     Analysis of the Allowance for Loan Losses. The following table sets forth information regarding Waypoint Financial's allowance for loan losses and net charge-offs to average loans outstanding at the dates indicated.

                                                        At and for the Fiscal Years Ended December 31,
                                                 ---------------------------------------------------------
                                                  2002         2001        2000         1999        1998
                                                 -------      -------     -------      -------     -------
                                                                      (In Thousands)
Balance at beginning of period ................  $23,069      $22,586     $23,127      $19,891     $17,002
Pooling adjustment to conform
  Accounting periods ..........................        -            -         234            -           -
Provision for loan losses .....................   10,840        6,996       5,070        4,840       6,172
Provision component related to
  Unfunded commitments ........................        -            -           -          617        (503)
Charge-offs:
     Residential mortgage loans ...............     (853)        (739)     (1,168)      (1,289)     (1,837)
     Commercial loans .........................   (2,766)      (2,770)     (2,482)         (50)       (607)
     Consumer and other loans .................   (4,257)      (4,545)     (2,962)      (1,364)       (741)
                                                 -------      -------     -------      -------     -------
          Total charge-offs ...................   (7,876)      (8,054)     (6,612)      (2,703)     (3,185)
Recoveries:
     Residential mortgage loans ...............      275           50         161          262         327
     Commercial loans .........................      374          465          24           85          24
     Consumer and other loans .................      824        1,026         582          135          54
                                                 -------      -------     -------      -------     -------
          Total recoveries ....................    1,473        1,541         767          482         405
                                                 -------      -------     -------      -------     -------
Balance at the end of period ..................  $27,506      $23,069     $22,586      $23,127     $19,891
                                                 =======      =======     =======      =======     =======

Net charge-offs to average loans
  Outstanding .................................     0.27%        0.25%       0.22%        0.10%       0.15%
                                                 =======      =======     =======      =======     =======

Allowance for loan losses to total loans ......     1.18%        0.93%       0.86%        0.94%       1.00%
                                                 =======      =======     =======      =======     =======

Allowance for loan losses to non
  performing loans ............................   137.59%      100.76%      97.45%       98.21%     112.35%
                                                 =======      =======     =======      =======     =======

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

                                                                   At December 31,
                   ----------------------------------------------------------------------------------------------------------------
                          2002                   2001                   2000                   1999                   1998
                   --------------------   --------------------   -------------------    --------------------  ---------------------
                             Percent of             Percent of            Percent of              Percent of             Percent of
                               Total                  Total                  Total                  Total                  Total
                    Amount    Reserves     Amount    Reserves     Amount    Reserves     Amount    Reserves    Amount     Reserves
                   --------  ----------   --------  ----------   -------- ----------    --------  ----------  --------   ----------
                                                               (Dollars in Thousands)
Residential
  Mortgage loans .. $ 1,201      4.37%     $ 1,867      8.09%     $ 2,165      9.59%     $ 5,250     22.70%    $ 5,665      28.48%
Commercial loans ..  19,235     69.93       15,722     68.15       14,625     64.75       10,949     47.34       7,622      38.32
Consumer and
  Other loans .....   4,424     16.08        4,529     19.64        4,178     18.50        4,112     17.78       3,236      16.27
General ...........   2,646      9.62          951      4.12        1,618      7.16        2,816     12.18       3,368      16.93
                    -------    -------     -------    -------     -------    -------     -------    -------    -------     -------
        Total ..... $27,506    100.00%     $23,069    100.00%     $22,586    100.00%     $23,127    100.00%    $19,891     100.00%
                    =======    =======     =======    =======     =======    =======     =======    =======    =======     =======

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

     Following are selected financial highlights related to Waypoint Financial's leveraged investment program for the years ended December 31, 2002, 2001, and 2000:

                                                            2002             2001             2000
                                                         -----------      -----------      -----------
         Average leveraged investment balance            $1,214,668       $1,021,017       $ 794,643
         Contribution to net interest margin             $   16,479       $   11,570       $   9,159
         Net interest margin including leverage                2.57%            2.43%           2.36%
         Net interest margin excluding leverage                2.95%            2.77%           2.63%
         Efficiency ratio including leverage                  53.03%           55.76%          68.98%
         Efficiency ratio excluding leverage                  59.03%           60.61%          74.91%

Investment Portfolio

     Securities can be classified as trading, held to maturity, or available for sale at the date of purchase. At December 31, 2002, all of Waypoint Financial's securities were classified as "available-for-sale." Between December 31, 2000 and April 1, 2001, Waypoint Financial transferred all of the securities from its held-to-maturity portfolio to its available-for-sale portfolio. The held-to-maturity portfolio was recorded at $22.7 million as of December 31, 2000. At the time of transfer, the market value of this portfolio was $22.2 million resulting in an unrecognized loss upon transfer of $0.5 million, which was recorded as a reduction in other comprehensive income for the first quarter of 2001.

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

     Waypoint Financial invests in a large variety of mortgage-backed securities, including balloon and fixed-rate certificates. Waypoint Financial generally purchases short-term or planned amortization class collateralized mortgage obligations. Waypoint Financial also maintains a significant portfolio of tax-advantaged instruments. The remainder of the investment portfolio is invested in U.S. government and agency instruments, corporate bonds (primarily investment grade Trust-Preferred issues of major financial institutions rated by Standard & Poors or Moody's), municipal securities, equity securities and asset-backed securities.

     At December 31, 2002, over 88% of the securities in Waypoint Financial's investment portfolio were rated "AAA," with the remainder rated "AA", "A", or non-rated equities. Waypoint Financial's securities and mortgage-backed securities also carry market risk insofar as increases in market rates of interest may cause a decrease in their market values. They also carry pre-payment risk, insofar as they may be called or repaid before maturity in times of low market interest rates, so that Waypoint Financial may have to invest the funds at a lower interest rate. The marketable equities securities portfolio also carries equity-price risk in that, if equity prices decline due to unfavorable market conditions or other factors, Waypoint Financial's capital would decrease.

     The following table sets forth the amortized cost and fair value of investments, mortgage-backed securities and other interest-earning securities at the dates indicated.

                                                                               At December 31,
                                            --------------------------------------------------------------------------------------
                                                      2002                           2001                           2000
                                            -------------------------      -------------------------     -------------------------
                                            Amortized        Fair          Amortized        Fair         Amortized        Fair
                                               Cost          Value            Cost          Value           Cost          Value
                                            ----------     ----------      ----------     ----------     ----------     ----------
                                                                             (Dollars in Thousands)
Held to maturity:
 U.S. Government and agencies ............. $        -     $        -      $        -     $        -     $    3,500     $    3,513
 Corporate bonds ..........................          -              -               -              -         19,054         18,064
 GNMA mortgage-backed securities ..........          -              -               -              -            155            163
                                            ----------     ----------      ----------     ----------     ----------     ----------
   Total securities held-to-maturity ...... $        -     $        -      $        -     $        -     $   22,709     $   21,740
                                            ----------     ----------      ----------     ----------     ----------     ----------
Available for sale:
 U.S. Government and agencies ............. $  337,316     $  344,769      $  522,531     $  525,358     $  491,998     $  482,430
 Corporate bonds ..........................     78,089         67,216          89,788         82,675         63,609         58,657
 Municipal securities .....................     94,235         98,710          82,734         83,647         69,119         71,461
 Equity securities ........................    234,980        240,733         210,539        216,497        150,891        154,715
 Asset-backed securities ..................     43,677         44,844               -              -              -              -
Mortgage-backed securities:
 Commercial mortgage-backed securities ....     23,599         24,402          10,002         10,000              -              -
 Agency PCs & CMOs ........................  1,054,131      1,060,850         852,239        846,720        475,735        464,148
 Private issue CMOs .......................    905,110        910,588         784,491        787,463        629,795        623,461
                                            ----------     ----------      ----------     ----------     ----------     ----------
   Total mortgage-backed securities .......  1,982,840      1,995,840       1,646,732      1,644,183      1,105,530      1,087,609
                                            ----------     ----------      ----------     ----------     ----------     ----------
   Total securities available for sale .... $2,771,137     $2,792,112      $2,552,324     $2,552,360     $1,881,147     $1,854,872
                                            ----------     ----------      ----------     ----------     ----------     ----------

Other interest-earning securities:
 Interest-earning cash .................... $   38,774     $   38,774      $   47,371     $   47,371     $   25,434     $   25,434
                                            ----------     ----------      ----------     ----------     ----------     ----------
   Total marketable securities and
    interest-earning investments .......... $2,809,911     $2,830,886      $2,599,695     $2,599,731     $1,929,290     $1,902,046
                                            ==========     ==========      ==========     ==========     ==========     ==========

Investment Portfolio Maturities

     The following table sets forth information regarding the scheduled maturities, carrying values, and average yields for Waypoint Financial's available-for-sale investment securities at December 31, 2002.

                                                                                  At December 31, 2002
                                            -------------------------------------------------------------------------
                                                                      After One Through Five  After Five Through Ten
                                                 One Year or Less            Years                    Years
                                            ------------------------ ------------------------ ----------------------
                                                          Weighted                 Weighted               Weighted
                                             Amortized     Average     Amortized    Average    Amortized   Average
                                                Cost        Yield        Cost        Yield       Cost       Yield
                                            -----------  ----------- -----------  ----------- ---------- -----------
                                                                             (Dollars in Thousands)
U.S. government and agency obligations ....  $    1,009        3.54% $   57,030         4.43% $  268,975       5.78%
Corporate bonds ...........................           -           -       4,988         2.21       2,012       6.76
Municipal securities(2) ...................           -           -           -            -       3,116       5.04
Equity(1),(2) .............................           -           -           -            -           -          -
Asset-backed securities ...................           -           -      29,027         3.50      14,650       3.64
Mortgage-backed securities(3):
  Commercial mortgage-backed ..............           -           -           -            -           -          -
  GNMA PC's ...............................          71        8.85           -            -           -          -
  Agency CMOs(4) ..........................      38,146        3.32     139,780         3.34     158,148       3.19
  Private issue CMOs ......................      39,989        5.07     127,272         5.55     145,209       4.73
                                             ----------   ---------  -----------  ----------  ---------- ----------
     Total mortgage-backed securities .....      78,206        4.22     267,052         4.39     303,357       3.93
                                             ----------   ---------  -----------  ----------  ---------- ----------
     Total marketable securities ..........  $   79,215        4.21% $  358,097         4.29% $  592,110       4.78%
                                             ==========   =========  ===========  ==========  ========== ==========

                                            ------------------------------------------------------------

                                                 Over Ten Years                   Total
                                            ------------------------ -----------------------------------
                                                          Weighted                             Weighted
                                              Amortized    Average    Amortized     Market      Average
                                                Cost        Yield        Cost       Value        Yield
                                            -----------  ----------- -----------  ----------  ----------
U.S. government and agency obligations ....  $   10,302        5.62% $  337,316   $  344,769        5.54%
Corporate bonds ...........................      71,089        2.21      78,089       67,216        2.33
Municipal securities(2) ...................      91,119        5.27      94,235       98,710        5.27
Equity(1),(2) .............................     234,980        4.26     234,980      240,733        4.26
Asset-backed securities ...................           -           -      43,677       44,844        3.54
Mortgage-backed securities(3):
  Commercial mortgage-backed ..............      23,599        3.98      23,599       24,402        3.98
  GNMA PC's ...............................           -           -          71           78        8.85
  Agency CMOs(4) ..........................     717,986        3.67   1,054,060    1,060,772        3.55
  Private issue CMOs ......................     592,640        5.17     905,110      910,588        5.15
                                             ----------  ----------  -----------  ----------  ----------
     Total mortgage-backed securities .....   1,334,225        4.34   1,982,840    1,995,840        4.29
                                             ----------  ----------  -----------  ----------  ----------
     Total marketable securities ..........  $1,741,715        4.30% $2,771,137   $2,792,112        4.40%
                                             ==========  ==========  ===========  ==========  ==========

----------
(1)  Includes FHLMC, FNMA and FHLB stocks.

(2) The yield on municipal obligations and certain equity issues have not been computed on a tax equivalent basis.

(3) Amortized cost on mortgage-backed securities include scheduled principal repayments in each period.

(4)  Includes Freddie Mac, Fannie Mae and Ginnie Mae CMOs.

Sources of Funds

     General. Deposits are the preferred source of Waypoint Financial's funds for lending and other investment purposes. In addition to deposits, Waypoint Financial obtains funds from the amortization and prepayment of loans and mortgage-backed securities, the sale or maturity of loans or investment securities, operations, advances from the Federal Home Loan Bank of Pittsburgh and other borrowings. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by market interest rates. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources or on a longer term basis for general business purposes. Waypoint Financial has used wholesale funding sources such as Federal Home Loan Bank advances to support an investment leveraging strategy for the purpose of increasing interest income and increasing return on equity.

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

     While Waypoint Financial does not generally solicit funds outside its primary market area, it does accept brokered deposits as liquidity demands require and costs are favorable versus wholesale borrowing alternatives. Included in Waypoint Financial's time deposits at December 31, 2002, 2001, and 2000 were $136.7 million, $205.0 million, and $127.9 million, respectively, of brokered deposits.

     Average Balance and Costs of Deposits. The following table sets forth the average amount, percentage represented by such amount, and weighted average rate paid on Waypoint Financial's deposits.

                                                               For the Years Ended December 31,
                           ---------------------------------------------------------------------------------------------------------
                                         2002                                 2001                                2000
                           ---------------------------------   ---------------------------------   ---------------------------------
                                                   Weighted                            Weighted                            Weighted
                             Average               Average       Average               Average      Average                Average
                             Amount     Percent      Cost        Amount      Percent     Cost        Amount      Percent     Cost
                           -----------  -------    --------     ---------    -------   --------    ----------    -------   --------
Savings deposits ......... $  240,786     9.53%      1.09%     $  217,134       8.66%    2.08%    $  184,404      7.02%      2.52%
Time deposits ............  1,503,941    59.53       4.15       1,449,583      57.82     5.53      1,643,535     62.59       5.75
Transaction and money
   market accounts .......    781,763    30.94       0.88         840,392      33.52     2.65        798,006     30.39       3.25
                           ----------   ------     ------      ----------    -------   ------      ----------   ------     ------
        Total ............ $2,526,490   100.00%      2.85%     $2,507,109     100.00%    4.27%     $2,625,945   100.00%      4.76%
                           ==========   ======     ======      ==========    =======   ======      ==========   ======     ======

     Deposits Flow. The following table summarizes the deposit activity for the periods indicated.

                                                                                Year Ended December 31,
                                                                       -----------------------------------------
                                                                           2002          2001           2000
                                                                       -----------    -----------    -----------
                                                                                     (In Thousands)
  Beginning balance ................................................   $ 2,537,269    $ 2,625,720    $ 2,544,598
  (Decrease) increase before interest credit .......................      (157,091)      (197,637)        24,371
  Interest credited ................................................        73,212        109,186        124,135
                                                                       -----------    -----------    -----------
  Net (decrease) increase ..........................................       (83,879)       (88,451)       148,506
  Pooling adjustment to conform accounting years ...................             -              -        (67,384)
                                                                       -----------    -----------    -----------
       Ending balance ..............................................   $ 2,453,390    $ 2,537,269    $ 2,625,720
                                                                       ===========    ===========    ===========

     During 2002 and 2001, Waypoint Financial maintained disciplined pricing strategies in managing the deposit portfolio, particularly in money market and time deposits. While these strategies have resulted in a decrease in total deposits, most of the outflow occurred in high-cost product lines. This trend is reflected in the average balances and costs noted in the preceding discussion. Waypoint Financial believes such disciplined pricing strategies are critical toward improving profitability.

     Time Deposits by Maturity Schedule. The following table sets forth the amount and maturities of certificates of deposit at December 31, 2002.

                                                                                     Amount Due
                                                          ---------------------------------------------------------------
                                                           Less Than       1-2          2-3        After 3
Weighted Average Rate                                      One Year       Years        Years        Years        Total
                                                          -----------  -----------  -----------  -----------  -----------
                                                                                  (In Thousands)
4% or less .............................................  $   478,886  $   172,889  $    16,217  $   134,514  $   802,506
4.01-6.00% .............................................      139,134       74,468       14,449      199,229      427,280
6.01-8.00% .............................................       94,186      118,747        7,114        3,140      223,187
                                                          -----------  -----------  -----------  -----------  -----------
     Total .............................................  $   712,206  $   366,104  $    37,780  $   336,883  $ 1,452,973
                                                          ===========  ===========  ===========  ===========  ===========

     Certificates of Deposit of $100,000 and More. The following table presents information as of December 31, 2002, regarding Waypoint Financial's certificates of deposit and other time deposits of $100,000 or more by time remaining until maturity and weighted average rate.

                                                                               Weighted
                                                                                Average
                                                                    Amount(1)    Rate
                                                                    ---------  --------
        Three months or less .....................................  $ 62,602       2.90%
        Over three months through six months .....................    29,482       2.92
        Over six months through twelve months ....................    22,615       3.77
        Over twelve months .......................................    71,647       5.08
                                                                    --------   --------
             Total ...............................................  $186,346       3.85%
                                                                    ========   ========

----------
(1) Excludes brokered certificates of deposit.


     Borrowings. In recent years, Waypoint Financial has borrowed from wholesale sources to support an investment leveraging strategy and to supplement funding provided by customer deposits. The objective of the investment leveraging strategy is to increase net interest income and return on equity by deploying excess capital into interest-earning investments. However, this strategy generally reduces net interest margin due to the higher cost of non-deposit funds as compared to core deposits. A significant portion of Waypoint Financial's wholesale borrowings are placed with the Federal Home Loan Bank of Pittsburgh.

     The Federal Home Loan Bank functions as a central reserve bank providing credit for Waypoint Financial and other member financial institutions. As a member, Waypoint Financial is required to own capital stock in the Federal Home Loan Bank and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of a member institution's net worth or on the Federal Home Loan Bank's assessment of the institution's creditworthiness. Waypoint Financial's maximum borrowing capacity with the Federal Home Loan Bank totaled $2.984 billion at December 31, 2002, with remaining available capacity totaling $942.3 million.

    Waypoint Financial has entered into sales of securities under agreements to repurchase with nationally recognized securities dealers. Reverse repurchase agreements are accounted for as borrowings by Waypoint Financial and are secured by designated investment securities. The proceeds of these transactions are used to purchase investments yielding a higher rate than the borrowed funds and to meet cash flow needs of Waypoint Financial. Waypoint Financial intends to use these agreements in the future when management believes it is prudent to do so.

    The following table sets forth information regarding borrowings by Waypoint Financial at or for the dates indicated.

                                                          At or for Years Ended December 31,
                                                      ----------------------------------------
                                                         2002           2001           2000
                                                      ----------    ------------    ----------
                                                                   (In Thousands)
Outstanding at end of period:
  FHLB ............................................   $2,041,558     $1,842,170     $1,434,806
  Repurchase agreements ...........................      372,897        449,770        189,853
  Other ...........................................           25             47            670
                                                      ----------     ----------     ----------
      Total .......................................   $2,414,480     $2,291,987     $1,625,329
                                                      ==========     ==========     ==========

Weighted average rate at end of period:
  FHLB ............................................         3.57%          4.11%          6.24%
  Repurchase agreements ...........................         2.58           2.62           5.71
  Other ...........................................         4.75           9.50           9.77
      Total .......................................         3.41%          3.82%          6.18%

Maximum amount outstanding at any month-end
During the period:
  FHLB ............................................   $2,111,289     $1,870,888     $1,434,806
  Repurchase agreements ...........................      479,344        499,239        313,000
  Other ...........................................       15,025            530         15,663
                                                      ----------     ----------     ----------
      Total .......................................   $2,605,658     $2,370,657     $1,763,469
                                                      ==========     ==========     ==========

Average amount outstanding during the period:
  FHLB ............................................   $1,828,462     $1,616,444     $1,361,786
  Repurchase agreements ...........................      373,266        414,054        204,664
  Other ...........................................        1,072            552          5,297
                                                      ----------     ----------     ----------
          Total ...................................   $2,202,800     $2,031,050     $1,571,747
                                                      ==========     ==========     ==========

Weighted average rate during the period:
  FHLB ............................................         4.06%          5.28%          6.40%
  Repurchase agreements ...........................         2.78           4.29           5.68
  Other ...........................................         2.86           5.47           8.68
          Total ...................................         3.85%          5.08%          6.31%

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

     Waypoint Brokerage Services, Inc. Waypoint Brokerage Services, Inc. was incorporated in 1987 and is a full service broker/dealer subsidiary that provides financial services to customers of Waypoint Bank and the general public.

    Owen Insurance Inc. Owen Insurance Inc. was acquired by Waypoint Financial in 2000 and is a full-service insurance agency that provides a variety of commercial and retail property and casualty insurance services. Owen Insurance Inc. also provides a wide variety of life and other insurance products to Waypoint Bank customers and the general public.

    Waypoint Insurance Group. Waypoint Insurance Group operates primarily through its 90%-owned subsidiary Waypoint Settlement Services, Inc., which primarily engages in providing title insurance and settlement services in real estate transactions to customers of Waypoint Bank and to the general public.

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

                                   REGULATION

    Waypoint Bank is examined and supervised extensively by the Office of Thrift Supervision (OTS) and the Federal Deposit Insurance Corporation (FDIC). Under federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy assets, management, earnings, liquidity and sensitivity to market interest rates. Following completion of its examination, the federal agency critiques the institution's operations and assigns a rating (this is known as an institution's CAMELS). Under federal law, an institution may not disclose its CAMELS rating to the public. However, Waypoint Bank has been advised that it is not the subject of regulatory concern as a result of its examination in 2001 by the OTS. Waypoint Bank is also a member of, and owns stock in, the Federal Home Loan Bank of Pittsburgh, which is one of the twelve regional banks in the Federal Home Loan Bank System. This regulation and supervision limits the activities in which Waypoint Bank may engage. Waypoint Bank is also regulated to a lesser extent by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters. The OTS examines Waypoint Bank and prepares reports for the consideration of its board of directors on any operating deficiencies. Waypoint Bank's relationship with its depositors and borrowers is also regulated to a great extent by both federal and state laws, especially in matters concerning the ownership of savings accounts and the form and content of Waypoint Bank's mortgage documents. Any change in this regulation, whether by the FDIC, OTS, or Congress, could have a material adverse impact on Waypoint Financial and Waypoint Bank and their operations.

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

    Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS financial institution rating system), and together with the risk-based capital standard, a 4% Tier 1 risk-based capital standard. In general, institutions must deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

    The risk-based capital standards for savings institutions require the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk- weighted factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core (tier 1) capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for- sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

    The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the OTS has deferred implementation of the interest rate risk capital charge. At December 31, 2002, Waypoint Bank exceeded each of its capital requirements.

    Loans to One Borrower. Federal savings associations generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus on an unsecured basis. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. As of December 31, 2002, Waypoint Bank was in compliance with its loans-to-one-borrower limitations.

     Qualified Thrift Lender Test. As a federal savings association, Waypoint Bank is required to satisfy a qualified thrift lender test whereby it must maintain at least 65% of its "portfolio assets" in "qualified thrift investments," which consist primarily of residential mortgages and related investments, including mortgage-backed and related securities. "Portfolio assets" generally means total assets less specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used to conduct business. A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. Waypoint Bank met the qualified thrift lender test throughout 2002 as reported in its quarterly Thrift Financial Reports to the OTS.

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

     Waypoint Bank's authority to extend credit to executive officers, directors and 10% stockholders, as well as entities controlled by these persons, is currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act, by Regulation O, and also by the Sarbanes-Oxley Act of 2002. Among other things, these regulations generally require these loans to be made on terms substantially the same as those offered to unaffiliated individuals and do not involve more than the normal risk of repayment. However, recent regulations now permit executive officers and directors to receive the same terms through benefit or compensation plans that are widely available to other employees, as long as the director or executive officer is not given preferential treatment compared to other participating employees. Regulation O also places individual and aggregate limits on the amount of loans Waypoint Bank may make to these persons based, in part, on Waypoint Bank's capital position, and requires approval procedures to be followed. At December 31, 2002, Waypoint Bank was in compliance with these regulations.

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

Federal Home Loan Bank System

     The Federal Home Loan Bank System (FHLB) provides a central credit facility primarily for member institutions. Waypoint Bank, as a member of the FHLB of Pittsburgh, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the FHLB, whichever is greater. As of December 31, 2002, Waypoint Bank was in compliance with this requirement. The FHLB's are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLB's pay to their members and could also result in the FHLB's imposing a higher rate of interest on advances to their members.

Federal Reserve System

     The Federal Reserve Board regulations require savings institutions to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 2002, Waypoint Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.

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

Sarbanes-Oxley Act of 2002

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity securities registered or that file reports under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act establishes: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and its directors and executive officers; and (v) new and increased civil and criminal penalties for violations of the securities laws. Many of the provisions were effective immediately while other provisions become effective over a period of time and are subject to rulemaking by the SEC. Because Waypoint Financial's common stock is registered with the SEC, it is currently subject to this Act.

Other Laws and Regulations

     State usury and credit laws limit the amount of interest and various other charges collected or contracted by a financial institution on loans. Waypoint Financial's loans are also subject to federal laws applicable to credit transactions, such as the

       . Federal Truth-In-Lending Act, which governs disclosures of credit terms to consumer borrowers;

       . Home Mortgage Disclosure Act, requiring financial institutuions to provide information to enable public officials to determine whether a financial institution is fulfilling its obligations to meet the housing needs of the community it serves;

       . Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibitive factors in extending credit;

       . Real Estate Settlement Procedures Act, which requires lenders to disclose certain information regarding the nature and cost of real estate settlements, and prohibits certain lending practices, as well as limits escrow account amounts in real estate transactions;

       . Fair Credit Reporting Act governing the manner in which consumer debts may be collected by collection agencies; and

       . Various rules and regulations of various federal agencies charged with the implementation of such federal laws.

    Additionally, Waypoint Financial's operations are subject to additional federal laws and regulations, including, without limitation:

       . Privacy provisions of the Gramm-Leach-Bliley Act and related regulations, which require us to maintain privacy policies intended to safeguard customer financial information, to disclose the policies to our customers and to allow customers to "opt out" of having their financial service providers disclose their confidential financial information to non-affiliated third parties, subject to certain exceptions;

       . Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

       . Consumer protection rules for the sale of insurance products by depository institutions, adopted pursuant to the requirements of the Gramm-Leach-Bliley Act; and

       . Title III of the USA Patriot Act, which requires financial institutions to take certain actions to help prevent, detect and prosecute international money laundering and the financing of terrorism.

Prospective Regulation and Legislation

     Regulations that affect Waypoint Bank and Waypoint Financial, on a daily basis, may be changed at any time, and the interpretation of the relevant law and regulations may also change because of new interpretations by the authorities who administer those laws and regulations. Any change in the regulatory structure or the applicable statutes or regulations, whether by the OTS, the FDIC, the SEC, or the U.S. Congress, could have a material impact on the business and operations of Waypoint Bank and Waypoint Financial Corp.

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

     As a result of the enactment of the Small Business Job Protection Act of 1996, all savings banks and savings associations may convert to a commercial bank charter, diversify their lending, or be merged into a commercial bank without having to recapture any of their pre-1988 tax bad debt reserve accumulations. However, transactions that would require recapture of the pre-1988 tax bad debt reserve include redemption of Waypoint Bank's stock, payment of dividends or distributions in excess of earnings and profits, or failure by the institution to qualify as a bank for federal income tax purposes. At December 31, 2002, Waypoint Bank had a balance of approximately $35.0 million of pre-1988 bad debt reserves. A deferred tax liability has not been provided on this amount as management does not intend to make distributions, redeem stock or fail certain bank tests that would result in recapture of the reserve.

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

State Taxation

     Waypoint Financial is subject to the Pennsylvania corporate net income tax and capital stock and franchise tax and, to a lesser extent, certain taxes of other states The corporate net income tax rate for 2002 is 9.99% and is imposed on Waypoint Financial's unconsolidated taxable income for federal purposes with certain adjustments. In general, the capital stock tax is a property tax imposed at the rate of approximately .724% (for 2002) of a corporation's capital stock value, which is determined in accordance with a fixed formula based upon average net income and net worth.

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

ITEM 2.   Properties

     Waypoint Financial currently conducts its business through its main office located in Harrisburg, Pennsylvania and 59 additional full-service offices. The aggregate net book value of Waypoint Financial's premises and equipment was $48.8 million at December 31, 2002.

     Waypoint Financial's accounting and record keeping activities are maintained on an in-house data processing system. Waypoint Financial owns data processing equipment it uses for its internal processing needs. The net book value of such data processing equipment and related software at December 31, 2002 was $6.6 million. During the fourth quarter of 2002, Waypoint Financial executed a conversion to a new core banking software and hardware platform. Expenditures associated with this project included $4.3 million in equipment, software, and related capitalized costs. Waypoint Financial expects to derive significant functionality and efficiency improvements as a result of this implementation.

ITEM 3.   Legal Proceedings

     There are various claims and lawsuits in which Waypoint Financial is periodically involved incident to Waypoint Financial's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

ITEM 4.   Submission of Matters to a Vote of Security Holders

     Waypoint Financial had no matters submitted to a vote of security holders during the year ended December 31, 2002.

                                     PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters

     Waypoint Financial common stock trades on the NASDAQ National Market under the symbol "WYPT." As of January 31, 2003, Waypoint Financial had 8,373 stockholders of record. The following table sets forth the high and low sales price for Waypoint Financial common stock and the cash dividends per share for the periods indicated.

                                                                                High      Low
                                                                                Sales     Sales       Cash Dividend
Year ended December 31, 2002                                                    Price     Price     Declared per Share
----------------------------                                                   -------   --------  --------------------
Quarter ended December 31 ....................................................  $18.73    $15.71          $ 0.10
Quarter ended September 30 ...................................................  $19.11    $16.20          $ 0.10
Quarter ended June 30 ........................................................  $19.62    $16.49          $ 0.10
Quarter ended March 31 .......................................................  $16.90    $14.28          $ 0.10

Year ended December 31, 2001
----------------------------
Quarter ended December 31 ....................................................  $15.08    $12.96          $0.085
Quarter ended September 30 ...................................................  $14.87    $12.15          $0.085
Quarter ended June 30 ........................................................  $12.60    $10.02          $0.085
Quarter ended March 31 .......................................................  $11.69    $ 9.75          $0.085

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

                                                                       At December 31,
                                               -------------------------------------------------------------
                                                     2002        2001        2000        1999        1998
                                                     ----        ----        ----        ----        ----
                                                                       (In Thousands)
Selected Financial Condition Data:
Total assets                                      $5,425,013  $5,373,743  $4,758,186  $4,366,920  $3,862,095
Loans receivable, net                              2,310,106   2,462,218   2,591,527   2,439,194   1,960,835
Loans held for sale, net                              30,328      42,453      18,415       6,061      45,049
Marketable securities                              2,792,112   2,552,360   1,877,581   1,648,087   1,601,122
Deposits                                           2,453,390   2,537,269   2,625,720   2,544,598   2,320,632
Borrowings                                         2,414,480   2,291,987   1,625,329   1,488,390   1,183,216
Stockholders' equity                                 456,671     486,215     445,568     279,202     300,380

                                                                     Year Ended December 31,
                                               ---------------------------------------------------------------
                                                      2002        2001        2000         1999          1998
                                                      ----        ----        ----         ----          ----
                                                                         (In Thousands)
Selected Operating Data:
Interest Income                                     $281,134    $325,474    $324,558    $284,581    $251,176
Interest expense                                     157,913     210,129     224,319     184,708     158,976
                                                    --------    --------    --------    --------    --------
Net interest income                                  123,221     115,345     100,239      99,873      92,200
Provision for loan losses                             10,840       6,996       5,070       4,840       6,172
                                                    --------    --------    --------    --------    --------
Net interest income after provision
  for loan losses                                    112,381     108,349      95,169      95,033      86,028
Noninterest income                                    38,996      29,366      15,528      16,803      25,359
Noninterest expense(6)                                86,023      80,691      96,097      74,059      70,138
                                                    --------    --------    --------    --------    --------
Income before taxes                                   65,354      57,024      14,600      37,777      41,249
Provision for income taxes                            18,200      17,886       3,905       9,805      12,350
                                                    --------    --------    --------    --------    --------
  Net income                                        $ 47,154    $ 39,138    $ 10,695    $ 27,972    $ 28,899
                                                    ========    ========    ========    ========    ========

                                                               At or for the Year Ended December 31,
                                                   -----------------------------------------------------------
                                                        2002      2001      2000      1999        1998
                                                        ----      ----      ----      ----        ----
Selected Operating Ratios and Other Data
Performance Ratios:
Return on average assets (net income divided
  by average total assets)                               0.90%     0.77%     0.24%       0.67%        0.80%
Return on average equity (net income divided
  by average equity)                                    10.03      8.34      3.76        9.51         9.69
Average net interest rate spread(1)                      2.37      2.12      2.18        2.34         2.41
Net interest margin (2)                                  2.57      2.43      2.36        2.53         2.67
Efficiency Ratio (3) (7)                                53.03     55.76     83.01       64.14        60.07
Noninterest expense to average assets (7)                1.64      1.59      2.12        1.77         1.94
Noninterest income to average assets                     0.74      0.58      0.34        0.40         0.70
Average interest-earning assets to average
  interest bearing liabilities                         106.58    107.23    103.56      104.34       106.48

                                                                            At or for the Year Ended December 31,
                                                               -------------------------------------------------------------
                                                                  2002         2001        2000        1999          1998
                                                               ----------    --------     ------     ---------     ---------
Asset Quality Ratios:
Non-performing loans to total loans                               0.86%        0.92%       0.89%        0.96%        0.90%
Non-performing loans to total assets                              0.37         0.43        0.49         0.54         0.46
Non-performing assets as a percentage
   of total assets                                                0.39         0.45        0.57         0.65         0.82
Non-performing loans and real estate owned
   to total net loans and real estate owned                       0.89         0.99        1.01         1.12         1.61
Allowance for loan losses to total loans                          1.18         0.93        0.86         0.94         1.00
Allowance for loan losses to
   non-performing loans                                         137.59       100.76       97.45        98.21       112.35
Equity and Dividend Ratios:
Tangible capital                                                  8.00         8.82        9.86         6.90         6.91
Core capital                                                      8.00         8.82        9.86         6.90         6.91
Risk-based capital                                               14.28        17.07       16.14        12.20        12.29
Average equity to average assets                                  8.96         9.28        6.27         7.02         8.24
Period end equity to assets                                       8.42         9.05        9.36         6.40         7.78
Dividend payout ratio (4)                                        30.77        32.90      110.71        43.84        42.67
Per Share Data (5):
Basic earnings per share                                      $   1.33     $   1.05    $   0.28      $  0.73      $  0.75
Diluted earnings per share                                        1.30         1.03        0.28         0.72         0.74
Dividends per share (8)                                           0.40         0.34        0.33         0.34         0.32
Book value per share                                             13.16        12.42       11.49         7.28         7.40
Other Data:
Number of:
Real estate loans outstanding                                    8,948       11,525      13,735       14,577       17,024
Loans serviced for others                                        6,297        8,704       9,695       17,653       33,877
Deposit accounts                                               260,256      266,491     281,925      291,836      279,532
Full-service offices                                                59           58          58           62           60

----------

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

(7) If noninterest expense for 2000 had been adjusted to remove merger expenses of $16.2 million (see (6) above), the efficiency ratio would have been 68.98% and noninterest expense to average assets would have been 1.76%.

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

II.  Critical Accounting Policies

     This section describes Waypoint Financial's critical accounting policies which involve accounting estimates that: a) require assumptions about highly uncertain matters, and b) could vary sufficiently to cause a material effect on Waypoint Financial's financial condition or results of operations.

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

     In establishing the allowance for loan losses, loss factors are applied to various pools of outstanding loans. Waypoint Financial segregates the loan portfolio according to risk characteristics (i.e., mortgage loans, home equity and consumer). Loss factors are derived using Waypoint Financial's historical loss experience and may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. Commercial loans are evaluated individually to determine the required allowance for loan losses and to evaluate for potential impairment of such loans under SFAS 114.

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

     The allowance review methodology is based on information known at the time of the review. Changes in factors underlying the assessment could have a material impact on the amount of the allowance that is necessary and the amount of provision to be charged against earnings. Such changes could impact future results.

     Goodwill. As described in Note 10 in the Notes to Consolidated Financial Statements, Waypoint Financial has goodwill that is subject to annual impairment evaluation under SFAS 142. Waypoint Financial applies the market approach under SFAS 142 for impairment measurement which is highly sensitive to underlying assumptions. Changes in assumptions and results due to economic conditions, industry factors and reporting unist performance and cash flow projections could result in different assessments of the fair values of reporting units and could result in impairment charges in the future.

III.  Financial Review

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

     Waypoint Financial's net income depends primarily on its net interest income, which is the difference between interest income on loans and investments and interest expense on deposits and borrowings. Net interest income is a function of Waypoint Financial's interest rate spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, as well as a function of the average balance of interest-earning assets as compared to interest-earning liabilities. Because of this reliance on net interest income, Waypoint Financial's net income is affected by changues in market interest rates and prevailing economic conditions. The volatility of net interest income due to changes in market interest rates is often referred to as "interest rate risk". Financial institutions that accept and manage substantial degrees of interest rate risk are generally susceptible to larger net interest income fluctuations when compared to peer institutions that accept less interest rate risk. Accordingly, managing interest rate risk successfully has a significant impact on Waypoint Financial's return on equity.

     Waypoint Financial also generates non-interest income from fees and commissions charged on customers' accounts, sales of brokerage and insurance products, trust and asset management services, and mortgage banking activities including the seruvicing of loans for others. Noninterest income also includes gains and losses on sales of securities available for sale, equity in earnings (losses) of limited partnership interests, and fees and service charges assessed on loan and deposit transactions. Waypoint Financial's non-interest expenses primarily consist of employee compensation and benefits, occupancy and equipment expense, advertising and other operating expenses. Waypoint Financial's results of operations also are affected by general economic and competitive conditions, notably changes in market interest rates, government policies and regulations.

IV.  Market Risk and Interest Rate Sensitivity Management

     Market risk is the risk of loss from adverse changes in market prices and rates. In an effort to maintain control over such risks, management of Waypoint Financial focuses its attention on managing the interest rate sensitivity of assets and liabilities aund controlling the volume of lending, securities, deposit and borrowing activities. By managing the ratio of interest sensitive assets to interest sensitive liabilities repricing in the same periods, Waypoint Financial seeks to control the adverse effect of interest rate fluctuations. Waypoint Financial's assets and liabilities are not directly exposed to foreign currency or commodity price risk.

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

     The Asset/Liability Committee monitors Waypoint Financial's interest rate risk position by utilizing simulation analysis. Net interest income fluctuations and the net portfolio value ratio are determined in various interest rate scenarios and monitored against acceptable limitations established by management and approved by the Board of Directors. Such rate scenarios include "ramped" rate changes adjusting rates in +/- 100 basis point (bp) increments resulting in projected changes to net interest income over the next 12 months and immediate rate shocks resulting in projected net portfolio value ratios as indicated with the comparison of December 31, 2002 to December 31, 2001 in the following table.

     An analysis of hypothetical changes in interest rates as of December 31, 2002 is as follows:

                                              December 31,
                        --------------------------------------------------------
                                   2002                         2001
                        ---------------------------  ---------------------------
                                    Percentage change in
                        --------------------------------------------------------
         Change in
       Interest Rates   Net Interest  Net Portfolio  Net Portfolio  Net Interest
      (In Basis Points)  Income (1)      Ratio (2)     Income (1)     Ratio (2)
      ----------------- ------------  -------------  -------------  ------------
            +300            6.95 %        5.29 %         1.73 %        5.61 %
            +200            5.22          5.91           0.95          6.58
            +100            3.62          6.20           0.71          7.21
               0               -          6.30              -          7.77
            (100)          (3.45)         5.27          (0.96)         7.59
            (200)          (6.74)         3.72          (2.26)         6.99

----------
(1) The percentage change in this column represents an increase (decrease) in net interest income for 12 months in a stable interest rate environment versus net interest income for 12 months in the various rate scenarios.
(2) The net portfolio value ratio in this column represents net portfolio value of Waypoint Financial in various rate scenarios, divided by the present value of expected net cash flows from existing assets in those same scenarios. Net portfolio value is defined as the present value of expected net cash flows from existing assets, minus the present value of expected net cash flows from existing liabilities, plus or minus the present value of expected net cash flows from existing off-balance-sheet contracts.

      Simulation results are influenced by a number of estimates and assumptions with regard to embedded options, prepayment behaviors, pricing strategies and cashflows. Assumptions and estimates used in simulation analysis are inherently subjective and, as a consequence, results will neither precisely estimate net interest income or net portfolio value nor precisely measure the impact of higher or lower interest rates on net interest income or net portfolio value ratio. The results of these simulations are reported to Waypoint Financial's Board of Directors on a monthly basis. Management has determined that the level of interest rate risk is within acceptable limits at December 31, 2002.

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

V.   Credit Risk

     Waypoint Financial follows a comprehensive loan policy that details credit underwriting, credit management and loan loss provisioning techniques. The policies were presented in detail in the "Loans" section of Item 1. With regard to its marketable securities portfolio, at December 31, 2002, over 88% of the marketable securities in Waypoint Financial's portfolio were rated "AAA", with the remainder rated "AA", "A", or non-rated. Waypoint Financial's investment policies were presented in detail in the "Investment Activities" and "Investment Portfolio" sections of Item 1.

VI.   Concentration Risk - Geographic

      Waypoint Financial's primary market area includes the five central Pennsylvania counties of Dauphin, Cumberland, York, Lancaster, and Lebanon and the northern Maryland counties of Harford, Washington, and Baltimore. Except for the manufactured home loan portfolio, substantially all of Waypoint Financial's loans and deposits are dependent on this primary market area. The southcentral Pennsylvania and northern Maryland area have enjoyed a strong, well diversified and stable economy for many years relative to the general economic conditions experienced in the Northeastern United States and the nation as a whole. During 2002, the United States and the leading industrialized nations of the world experienced varying degrees of economic disruption. Most service and manufacturing industries as well as the public sector entered the year in a state of fiscal weakness and experienced little improvement during 2002. As of the date of this report, Waypoint Financial's primary market area appears to be proving resilient to these economic stresses and general economic indicators appear to be improving. However, should significant economic stress become evident in this market area, Waypoint Financial's loan and deposit portfolios and operations could be adversely impacted. As of the current date, Waypoint has not experienced significant deterioration in its asset quality or demand for financial services.

VII.   Concentration Risk - Major Creditor

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

VIII.   Liquidity

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

      Historically, deposits have represented Waypoint Financial's primary source of funds. Waypoint Financial occasionally uses brokered deposits to supplement other sources of funds to the extent such deposits are determined to have more favorable interest cost and risk characteristics at the time of purchase relative to other sources of funding. During 2002, Waypoint Financial's deposits decreased $83.9 million. As noted in a previous section, the decrease in deposits resulted primarily from the implementation of more disciplined pricing strategies in high-cost product lines such as time deposits. To supplement deposit-gathering efforts, Waypoint Financial borrows from the FHLB of Pittsburgh and other sources. At December 31, 2002, Waypoint Financial had $2,041.6 million in FHLB loans outstanding, an increase of $199.4 million. Borrowings from repurchase agreements decreased $76.9 million to $372.9 million at December 31, 2002. During 2002, Waypoint Financial was required to purchase additional FHLB stock totaling $17.7 million due to increased FHLB loans outstanding. For additional details of FHLB loans and other borrowings, see the Notes to Consolidated Financial Statements.

      During 2002, Waypoint Financial utilized leverage strategies to deploy available capital. These strategies resulted in expansion of the investment portfolio through the purchase of available for sale securities. The carrying value of securities available for sale increased $239.7 million to $2,792.1 million at December 31, 2002 from $2,552.4 million at December 31, 2001. The increase in carrying value of securities available for sale was funded primarily by repayments of mortgage loans, which decreased $340.6 million to $721.1 million at December 31, 2002.

      Generally, Waypoint Financial's principal use of funds is to originate commercial and consumer loans. Strong sales and marketing efforts and a decreasing interest rate environment during 2002 had a favorable effect on commercial and consumer loan growth. During 2002, commercial loans grew $136.3 million to $917.8 million and consumer loans grew of $55.1 million to $702.4 million. During 2002, Waypoint Financial also acquired $82.9 million of treasury stock, funding this with excess liquidity and $29.1 million of proceeds from the issuance of trust preferred securities.

      The sources of liquidity previously discussed are deemed by management to be sufficient to fund outstanding loan commitments and meet other obligations. See the Notes to Consolidated Financial Statements for information on commitments and fair value of financial instruments at December 31, 2002.

IX.   Capital Resources

      The management of capital provides the foundation for future asset and profitability growth and is a major strategy in the management of Waypoint Financial. Stockholders' equity at December 31, 2002, totaled $456.7 million compared to $486.2 million at December 31, 2001, a decrease of $29.5 million. The decrease in capital resulted primarily from treasury stock purchases of $82.9 million and cash dividends totaling $13.6 million. These decreases were offset by net income of $47.2 million, by a reduction in Waypoint Financial's unrealized losses on available for sale securities, net of tax effect, of $12.7 million, by stock option exercises of $2.3 million, and by earned ESOP and RRP shares totaling $5.3 million.

      Under OTS regulations a savings association must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements. At December 31, 2002, Waypoint Bank exceeded all three minimum capital requirements. Detailed information on Waypoint Financial's capital adequacy is included in the Notes to Consolidated Financial Statements.

X.    Derivative Financial Instruments

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

      During 2002 and 2001, Waypoint Financial's derivative activities included the use of callable interest rate swaps, non-callable interest rate swaps, mortgage loan commitments, and forward loan sale contracts with mortgage loan investors. See the Notes to Consolidated Financial Statements for a detailed discussion of Waypoint Financial's accounting policies for derivatives and for disclosure of the impacts of derivatives on Waypoint Financial's financial condition and results of operations.

XI.   Acquisitions

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

Results of Operations

XII.  Comparison of Results of Operations in 2002 and 2001

      Net interest income before provision for loan losses, on a tax-equivalent basis, was $126.8 million for 2002 as compared to $118.4 million for 2001, which represents an increase of $8.4 million or 7.1%. The increase in net interest income was due primarily to a decrease in rates as noted in Table 2. The net interest margin increased to 2.57% in 2002 from 2.43% in 2001.

    Table 1 presents the average asset and liability balances, interest rates, interest income and interest expense for 2002, 2001, and 2000.

Table 1 Average Balance Sheets, Rates and Interest Income and Expense Summary (All dollar amounts presented in table are in thousands)

                                                                                                 For the Years Ended December 31,
                                                     -------------------------------------------------------------------------------
                                                                      2002                                   2001
                                       Yield/Cost at ---------------------------------------   -------------------------------------
                                        December 31,    Average                   Average      Average                    Average
                                            2002        Balance    Interest(2)  (Yield/Cost)   Balance    Interest(2)   (Yield/Cost)
                                        ------------ ----------    -----------  ------------   -------    ----------    ------------
           ASSETS
           ------
Interest-earning assets:
   Loans, net (1)(5)                       6.50%     $2,414,520     $165,929       6.84%     $2,593,922    $ 197,507        7.61%
   Marketable securities - taxable         4.30       2,471,637      110,039       4.67       2,162,575      123,076        5.69
   Marketable securities - tax free        7.45          98,499        7,921       8.04          74,830        6,271        8.38
   Other interest-earning assets           1.46          61,615          806       1.71          41,392        1,716        4.15
                                           ----      ----------     --------       ----      ----------    ---------        ----
     Total interest-earning assets         5.41       5,046,271      284,695       5.68       4,872,719      328,570        6.74
                                           ----                     --------       ----                    ---------        ----
Noninterest-earning assets                              201,847                                 186,945
                                                     ----------                              ----------
        Total Assets                                 $5,248,118                              $5,059,664
                                                     ==========                              ==========
      LIABILITIES AND
      ---------------
    STOCKHOLDERS' EQUITY
    --------------------
Interest-bearing liabilities:
   Savings deposits                        0.64      $  240,786        2,659       1.09      $  217,134        4,523        2.08
   Time deposits                           3.90       1,503,941       63,411       4.15       1,449,583       80,094        5.53
   NOW and money market deposits           0.61         781,763        6,894       0.88         840,392       22,285        2.65
   Escrow and stock subscriptions          0.84           4,426           27       0.61           6,001           30        0.50
   Borrowed funds                          3.80       2,203,831       84,921       3.85       2,031,050      103,197        5.08
                                           ----      ----------     --------       ----      ----------    ---------        ----
     Total interest-bearing liabilities    3.17       4,734,747      157,912       3.31       4,544,160      210,129        4.62
                                           ----                     --------       ----                    ---------        ----
Noninterest-bearing liabilities                          43,110                                  46,016
                                                     ----------                              ----------
     Total liabilities                                4,777,857                               4,590,176
Stockholders' equity                                    470,261                                 469,488
                                                     ----------                              ----------
     Total liabilities and
       stockholders' equity                          $5,248,118                              $5,059,664
                                                     ==========                              ==========

Net interest income                                                 $126,783                               $ 118,441
                                                                    ========                               =========

 Interest rate spread (3)                  2.24%                                   2.37%                                   2.12%
                                           ====                                    ====                                    ====


Net interest-earning assets                          $  311,524                              $  328,559
                                                     ==========                              ==========

Net interest margin (4)                                                            2.57%                                   2.43%
                                                                                   ====                                    ====
Ratio of interest-earning assets

 To interest-bearing liabilities                           1.07x                                   1.07x
                                                     ==========                              ==========

                                                     ----------------------------------------
                                                                      2000
                                                     ----------------------------------------
                                                      Average                     Average
                                                      Balance      Interest(2)   (Yield/Cost)
                                                     ----------    -----------   ------------
           ASSETS
           ------
Interest-earning assets:
   Loans, net (1)(5)                                 $2,608,453     $201,211        7.71%
   Marketable securities - taxable                    1,651,359      118,911        7.20
   Marketable securities - tax free                      63,150        5,566        8.81
   Other interest-earning assets                         34,461        1,466        4.25
                                                     ----------     --------        ----
     Total interest-earning assets                    4,357,423      327,154        7.51
                                                                    --------        ----
Noninterest-earning assets                              181,466
                                                     ----------
        Total Assets                                 $4,538,889
                                                     ==========
      LIABILITIES AND
      ---------------
    STOCKHOLDERS' EQUITY
    --------------------
Interest-bearing liabilities:
   Savings deposits                                  $  184,404        4,652        2.52
   Time deposits                                      1,643,535       94,449        5.75
   NOW and money market deposits                        798,006       25,951        3.25
   Escrow and stock subscriptions                         9,862           88        0.89
   Borrowed funds                                     1,571,747       99,179        6.31
                                                     ----------     --------        ----
     Total interest-bearing liabilities               4,207,554      224,319        5.33
                                                                    --------        ----
Noninterest-bearing liabilities                          46,599
                                                     ----------
     Total liabilities                                4,254,153
Stockholders' equity                                    284,736
                                                     ----------
     Total liabilities and
       stockholders' equity                          $4,538,889
                                                     ==========

Net interest income                                                 $102,835
                                                                    ========

 Interest rate spread (3)                                                           2.18%
                                                                                    ====

Net interest-earning assets                          $  149,869
                                                     ==========

Net interest margin (4)

Ratio of interest-earning assets                                                    2.36%
                                                                                    ====
 To interest-bearing liabilities                           1.04x
                                                     ==========

----------
(1) Includes net expense (income) recognized on deferred loan fees of $67,000 in 2002, $738,000 in 2001, and $(607,000) in 2000.

(2) Interest income and yields are shown on a tax equivalent basis. The tax equivalent adjustment to net interest income before provision for loan losses as reported on the Consolidated Statements of Income was $3,562,000 in 2002, $3,096,000 in 2001, and $2,596,000 in 2000.

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

     Table 2 presents an analysis of the changes in tax-equivalent net interest income attributable to changes in volume and rate. During 2002, essentially all of Waypoint Financial's $8.4 million increase in tax-equivalent net interest income was due to a $13.0 million increase due to interest rates. Interest expense on liabilities decreased $62.3 million during 2002 as the average cost of funds decrease 131 basis points to 3.31%. Partially offsetting this favorable impact, tax-equivalent interest income on assets decreased $49.3 million during 2002 as the average yield on assets decreased 106 basis points to 5.68%. While interest rate markets are the primary determinant in rate changes within the asset and liability portfolios, Waypoint Financial's disciplined pricing strategies and portfolio management practices have enhanced the improvement in net interest income during 2002.

     Also as noted in Table 2, changes in volume resulted in a decrease of $4.6 million in tax-equivalent net interest income, which partially offset the favorable impact of decreased interest rates. Table 1 indicates that although the average balance of total interest-earning assets increased in 2002, average loans decreased $179.4 million. Average loans decreased as increases in commercial and consumer loan balances were exceeded by a decrease in mortgage loan balances as mortgage loans experienced accelerated refinancing due to historically low market interest rates. Excess liquidity resulting from the decrease in total loans was reinvested in marketable securities at significantly lower yields. In liabilities, Waypoint Financial experienced a $58.6 million decrease in average transaction and money market accounts, which resulted in the need to replace this funding source with higher-cost funding from borrowings and time deposits. Waypoint Financial attributes this decrease in transaction and money markets primarily to the maintenance of disciplined pricing as key market competitors offered pricing throughout 2002 at or above wholesale funding levels to acquire deposit balances.

         Table 2 Rate/Volume Analysis of Changes in Net Interest Income
              (All dollar amounts presented in table are in 000's)

                                                        Year Ended December 31, 2002               Year Ended December 31, 2001
                                                                  Compared to                                Compared to
                                                        Year Ended December 31, 2001                Year Ended December 31, 2000
                                                             Increase (Decrease)                        Increase (Decrease)
                                                    -------------------------------------      ------------------------------------
                                                     Volume         Rate           Net          Volume         Rate          Net
                                                    ---------     ---------     ---------      --------     ---------   -----------
Interest-earning assets:
   Loans, net                                       $(13,101)     $(18,477)     $(31,578)      $(1,076)     $ (2,628)     $ (3,704)
   Marketable securities - taxable                    16,059       (29,096)      (13,037)       32,185       (28,020)        4,165
   Marketable securities - tax-free                    1,912          (262)        1,650           990          (285)          705
   Other interest-earning assets                         601        (1,511)         (910)          287           (37)          250
                                                    --------      --------      --------       -------      --------      --------
       Total interest-earning assets                   5,471       (49,346)      (43,875)       32,386       (30,970)        1,416
                                                    --------      --------      --------       -------      --------      --------

Interest-bearing liabilities:
   Savings deposits                                      451        (2,315)       (1,864)          748          (877)         (129)
   Time deposits                                       2,914       (19,597)      (16,683)      (10,868)       (3,487)      (14,355)
   NOW and money market deposits                      (1,458)      (13,933)      (15,391)        1,322        (4,988)       (3,666)
   Escrow and stock subscriptions                         (9)            6            (3)          (27)          (31)          (58)
   Borrowed funds                                      8,194       (26,470)      (18,276)       25,600       (21,582)        4,018
                                                    --------      --------      --------       -------      --------      --------
       Total interest-bearing liabilities             10,092       (62,309)      (52,217)       16,775       (30,965)      (14,190)
                                                    --------      --------      --------       -------      --------      --------
Change in net interest income                       $ (4,621)     $ 12,963      $  8,342       $15,611      $     (5)     $ 15,606
                                                    ========      ========      ========       =======      ========      ========

Note: Changes in interest income and interest expense arising from the combination of rate and volume variances are prorated across rate and volume variances.

     Provision for Loan Losses. During 2002, Waypoint Financial recorded provisions for loan losses totaling $10.8 million, which represented an increase of $3.8 million or 54.3% from $7.0 million recorded in 2001. In general, this increase was required to support composition changes within the loan portfolio and to reflect increased inherent losses in the loan portfolio due to the challenging economic environment experienced during 2002 in Waypoint Financial's primary markets and the national and global marketplaces. Detailed financial information related to the allowance for loan losses was presented in Part I of this report and Waypoint Financial's methodology for establishing the allowance for loan losses was presented under the heading Critical Accounting Policies earlier in this section.

     Noninterest Income. Noninterest income increased $9.6 million or 32.8% in 2002 from $29.4 million in 2001. Table 3 presents a summary of the changes in noninterest income during the years 2002 and 2001.

                      Table 3 Changes in Noninterest Income
            (All dollar amounts presented in table are in thousands)

                                                               2002/2001                          2001/2000
                                                   -------------------------------    -------------------------------
                                                     2002       Change        %         2001       Change        %        2000
                                                   --------    --------    -------    --------   ---------    -------   --------
Service charges on deposits                        $  7,608    $    904       13.5%   $  6,704   $     183        2.8%  $  6,521
Other service charges, commissions and  fees         12,550       1,919       18.1      10,631       3,637       52.0      6,994
Loan servicing, net                                  (1,101)       (938)    (575.5)       (163)     (1,355)    (113.7)     1,192
Gain (loss) on securities and derivatives             9,098       6,272      221.9       2,826       4,618     (257.7)    (1,792)
Gain on sales of loans                                4,340         421       10.7       3,919       3,758    2,334.2        161
Bank-owned life insurance                             4,691       1,931       70.0       2,760       2,151      353.2        609
Other                                                 1,810        (879)     (32.7)      2,689         846       45.9      1,843
                                                   --------    --------    -------    --------   ---------    -------   --------
     Total                                         $ 38,996    $  9,630       32.8%   $ 29,366   $  13,838       89.1%  $ 15,528
                                                   ========    ========    =======    ========   =========    =======   ========

     Service charges on deposits increased $.9 million to $7.6 million in 2002 from $6.7 million in 2001. Service charges on deposits includes primarily overdraft, non-sufficient funds charges, and monthly service charges. These fees increased $.5 million during 2002 to $6.4 million primarily on increased transaction activity. Commercial deposit service fees also increased $.4 million to $1.2 million in 2002, reflecting Waypoint Financial's expansion of services to its commercial customers.

     Other service charges, commissions, and fees include primarily insurance fees, brokerage fees, automated teller machine (ATM) and debit card fees, commercial banking fees, and trust and asset management fees. This income increased $1.9 million to $12.5 million in 2002 from $10.6 million in 2001. Insurance fees increased $1.3 million to $3.7 million in 2002 as Waypoint Financial expanded its insurance product offerings and marketing during 2002. Brokerage fees decreased slightly to $2.6 million in 2002. ATM and debit card fees were up $.6 million to $4.0 million reflecting increased customer card usage in 2002. Commercial credit and non-deposit fees were stable at $1.4 million. Trust and asset management fees were up $.3 million to $1.0 million in 2002 reflecting growth in the trust and asset management portfolio.

     Waypoint Financial conducts various mortgage banking activities including the origination and sale of mortgage loans into the secondary mortgage market and the servicing of mortgage loans for others. Net gains on the sale of loans increased $.4 million to $4.3 million in 2002 primarily on increased selling volume as lowering interest rates prompted increased mortgage loan refinancing activity. On these mortgage banking sales, Waypoint Financial received the most favorable pricing on loans sold with the servicing rights released. Executing mortgage loan sales in this manner does not result in the creation of a servicing rights asset. Loan servicing income was down $.9 million in 2002 to a loss of $1.1 million, which reflected the impact of accelerated mortgage loan prepayments and payoffs during 2002 resulting from lowering market interest rates for mortgages. The portfolio of loans serviced for others decreased to $477.0 million at December 31, 2001 from $633.1 million at December 31, 2001. This trend reduced gross servicing revenue and increased total expense from servicing rights amortization and valuation adjustments.

     Net gains on securities and derivatives increased $6.3 million in 2002 to $9.1 million. Waypoint Financial benefited from the interest rate environment in 2002 while actively managing its investment portfolio in order to maintain a prudent interest rate risk profile and improve interest rate spreads. Also included in this category was a $4.6 million increase in fair value recognized upon the settlement of derivative instruments not designated as hedges which had an aggregate notional value of $400.0 million.

    Income from bank-owned life insurance assets (BOLI) increased $1.9 million during 2002 to $4.7 million. Waypoint Financial's BOLI income is used to generate income to supplement the cost of various employee and director benefit plans. BOLI assets increased to $88.2 million at December 31, 2002 from $83.5 million at December 31, 2001 due entirely to increased aggregate cash surrender value of the related policies.

    Other noninterest income decreased $.9 million in 2002 to $1.8 million. Waypoint Financial's joint venture equity investments resulted in income of $.2 million in 2002, which represents an improvement of $.7 million over a loss of $.5 million recorded during 2001. Other income for 2001 also included a one-time gain of $1.5 million related to the curtailment of a pension plan.

    Management believes it is essential to continue its strategic initiatives toward expanding Waypoint Financial's commercial banking presence and its financial services activities which include insurance product sales, trust and asset management, and brokerage activities. These fee-generating activities are expected to continue enhancing Waypoint Financial's noninterest income and its profitability in future years.

    Noninterest Expense. Table 4 presents a summary of the changes in noninterest expense for the two year periods ended December 31, 2002.

                     Table 4 Changes in Noninterest Expense
            (All dollar amounts presented in table are in thousands)

                                                  2002/2001                     2001/2000
                                         ------------------------    ---------------------------
                                           2002   Change      %        2001     Change       %        2000
                                         -------  ------  ------     -------   --------   ------     -------
Salaries and benefits                    $44,832  $2,898     6.9%    $41,934   $  2,870      7.3%    $39,064
Equipment expense                          7,053    (128)   (1.8)      7,181       (113)    (1.5)      7,294
Occupancy expense                          6,595     106     1.6       6,489        115      1.8       6,374
Advertising and public relations           4,248   1,507    55.0       2,741       (671)   (19.7)      3,412
FDIC insurance                               442     (53)  (10.7)        495        (26)    (5.0)        521
(Income) expense from real
   Estate operations                        (361)     41    10.2        (402)    (1,649)  (132.2)      1,247
Amortization of goodwill                       -  (1,048) (100.0)      1,048        118     12.7         930
Amortization of other intangible assets    1,586    (373)  (19.0)      1,959          -        -       1,959
Professional fees and outside services     3,107       6     0.2       3,101     (1,715)   (35.6)      4,816
Supplies, telephone and postage            4,887    (497)   (9.2)      5,384        428      8.6       4,956
Merger expense                                 -       -       -           -    (16,239)  (100.0)     16,239
Other                                     13,634   2,873    26.7      10,761      1,476     15.9       9,285
                                         -------  ------  ------     -------   --------   ------     -------
   Total                                 $86,023  $5,332     6.6%    $80,691   $(15,406)   (16.0)%   $96,097
                                         =======  ======  ======     =======   ========   ======     =======

    Salaries and benefits expense represents Waypoint Financial's largest noninterest expense and was up $2.9 million or 6.9% to $44.8 million in 2002. This increase included a number of increases to salaries and benefits expense that reflect Waypoint Financial's continued integration of more "pay for performance" compensation practices and the expansion of activities that increase fee-based income. Salaries and wages increased $1.2 million to $25.6 million on increased business line staffing and annual merit increases. Incentive bonuses and commission-based compensation increased $1.0 million to $6.8 million in 2002. Compensation expense also increased $.2 million due to stock grants vested under Waypoint Financial's Recognition and Retention Plan
(RRP). The cost of employer payroll taxes and employee benefits increased $.2 million to $7.8 million during 2002. Finally, ESOP expense increased $.3 million to $2.0 million in 2002 as Waypoint committed the first release of shares under the Waypoint ESOP. In 2001, employees received ESOP benefits under predecessor plans that were terminated in 2001.

    Equipment expense decreased slightly to $7.1 million in 2002 from $7.2 million in 2001. During the fourth quarter of 2002, Waypoint Financial converted its core banking computer system to the Fiserv Comprehensive Banking System. While this new processing system is expected to deliver enhanced functionality and efficiency, equipment expense is expected to remain stable in 2003 relative to 2002.

    Occupancy expense increased $.1 million to $6.6 million in 2002 as Waypoint Financial leased several new facilities for branch and loan production activities.

    Advertising and public relations expense increased $1.5 million to $4.2 million in 2002. This increase included an increase of $.8 million in media advertising for all Waypoint Financial products and services as well as an increase of $.5 million in marketing costs associated with checking deposit products. Business development expenses also increased $.2 million as Waypoint Financial continued to promote its offerings to businesses and clients with high net worth.

    FDIC deposit insurance was stable at $.5 million in both 2002 and 2001, reflecting comparable-sized deposit portfolios and equivalent assessment rates in each year.

    Waypoint Financial recorded net income of $.4 million from real estate operations in both 2002 and 2001. The gains in both years resulted primarily from net gains on the sale of residential real estate acquired in foreclosure
(REO) at favorable market prices, which more that offset operating costs of real estate holdings.

    Amortization expense on intangible assets decreased $.4 million to $1.6 million in 2002 due to branch deposit intangibles for certain acquired branches in Maryland having become fully amortized in September, 2002. Effective January 1, 2002, Waypoint Financial ceased amortizing its goodwill in accordance with recent accounting standards for intangible assets. During 2001, amortization expense on goodwill totaled $1.0 million. Detailed information on Waypoint Financial's accounting for intangible assets is presented in the Notes to Consolidated Financial Statements.

    Expense from professional fees and outside services totaled $3.1 million in 2002 and 2001. This category included a decrease of $.1 million in processing and outside service costs to $1.8 million in 2002. Remaining expenses in this category include legal, accounting, consulting, and other professional fees, which increased slightly to $1.3 million in 2002.

    Supplies, telephone and postage expense decreased $.5 million to $4.9 million in 2002. This decrease came primarily in spending on printed forms. Waypoint Financial's printing expenses were unusually high in 2001 due to heavy restocking required during the post-merger period.

    Other expense increased $2.9 million to $13.6 million in 2002. Other expense includes customer account servicing expenses, OTS examination fees, director compensation, charitable contributions, insurance costs, and various administrative expenses. The largest component of the increase in 2002 resulted from $1.0 million in one-time expenses associated with the conversion to a new core banking computer system. The increase in 2002 also included an increase of $.5 million in Director RRP expense from accelerated vesting due to retirements and a one-time expense totaling $.5 million for the vesting of advisory committee stock options. Charitable contributions increased $.4 million, with substantially all of this increase offset by saving in the provision for income taxes through offsetting tax credits. Customer account servicing expenses represent the largest category of other expenses and remained stable at $4.5 million in 2002.

    Management believes a continuing emphasis on efficiency is essential to improving Waypoint Financial's profitability and increasing shareholder returns. Also, Waypoint Financial's new core banking systems are viewed as an integral component of this strategy as well as an important tool for enhancing customer service and Waypoint products.

    Income Tax Expense. Income tax expense was $18.2 million in 2002, which represented an effective tax rate of 27.8% on income before taxes of $65.4 million. Waypoint Financial's effective rate was lower than the expected federal and state combined statutory rate of approximately 38% in 2002 primarily due to reductions from tax exempt income on securities and loans (3.2%), dividends received deduction (2.1%), tax exempt BOLI income (2.5%) and federal tax credits for qualified investments (1.5%). In 2001, income tax expense was $17.9 million, which equated to an effective tax rate of 31.4% on income before taxes of $57.0 million. In 2001, the effective rate was higher than in 2002 primarily because of lower tax exempt BOLI income (1.7%), lower tax credits (.8%), and an addition in 2001 for non-deductible goodwill amortization of .6%. For a more comprehensive analysis of income tax expense, see the Notes to Consolidated Financial Statements.

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

    Provision for Loan Losses. During 2001, Waypoint Financial recorded provisions for loan losses totaling $7.0 million, which represented an increase of $1.9 million or 37.3% from $5.1 million recorded in 2000. In general, this increase was required to support composition changes within the loan portfolio and to reflect the uncertain economic environment experienced during 2001, which was exacerbated by the terrorist attacks of September 11/th/ and subsequent related events.

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

    Other service charges, commissions, and fees include primarily brokerage fees, insurance fees, automated teller machine (ATM) and debit card fees, commercial banking fees, and trust and asset management fees. This income increased $3.6 million or 52.0% to $10.6 million in 2001 from $7.0 million in 2000. Brokerage fees increased $.9 million or 50.1% to $2.7 million in 2001 from $1.8 million in 2000 on very strong annuity and other product sales as customers sought higher yields than were available from insured deposit accounts. Insurance fees increased $1.9 million to $2.4 million in 2001 from $.5 million in 2000. Insurance fees were strong in 2001 and also reflected a full year of income from Waypoint Financial's wholly-owned insurance subsidiary Owen Insurance, Inc. which was purchased in November 2000. ATM and debit card fees were $3.4 million in 2001, up from $3.2 million in 2000 and reflecting no significant change in customer card usage in 2001. Trust fees were up $.3 million to $.6 million in 2001, reflecting growth in the trust and asset management portfolio. Commercial credit and non-deposit fees were also up $.2 million to $.5 million reflecting Waypoint Financial's continued expansion of its commercial banking business.

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

    Net gains on securities and derivatives increased to $2.8 million in 2001 from a loss of $1.8 million in 2000. Waypoint Financial actively manages its investment portfolio in order to maintain a prudent interest rate risk profile and maintain and/or improve interest rate spreads. During 2000, Waypoint Financial recorded a $1.8 million valuation loss for other than temporary impairment of a marketable security. The remainder of security sales in 2000 resulted in no net gain or loss.

    BOLI income increased $2.2 million during 2001. Waypoint Financial's investment in BOLI increased to $83.5 million at December 31, 2001 from $20.9 million at December 31, 2000.

    Other noninterest income increased to $2.7 million in 2001 from $1.8 million in 2000. Waypoint Financial's joint venture equity investments resulted in a loss of $.2 million in 2001, which represents an improvement of $1.2 million over a loss of $1.4 million recorded during 2000. Other income for 2001 also included a one-time gain of $1.5 million related to the curtailment of a pension plan. During 2000, Waypoint Financial recorded a one-time gain of $1.9 million for an insurance recovery related to a 1996 fraud loss associated with the acquisition of First Harrisburg Bancor.

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

    Salaries and benefits expense was up $2.8 million to $41.9 million or 7.3% in 2001 from $39.1 million in 2000. This increase included the effects of salary and wage savings of $2.6 million from merger efficiencies, net of post-merger business line staff enhancements, and savings of $1.3 million from increased deferrals of loan origination costs. This savings was offset by a number of increases to salaries and benefits expense that reflect Waypoint Financial's adoption of "pay for performance" compensation practices. Accordingly, incentive bonuses and commission-based compensation increased $2.2 million to $6.1 million in 2001. Compensation expense also increased $1.9 million due to stock grants under Waypoint Financial's RRP. The Waypoint Financial RRP was approved by shareholders at a special meeting on December 20, 2001. The cost of benefits increased $1.3 million to $4.7 million in 2001, reflecting market increases in health insurance and other benefits and the adoption of additional benefit options to attract and retain high-quality employees. Finally, ESOP expense increased $1.2 million to $1.7 million in 2001 as Waypoint committed for release the remaining shares in the former Harris Financial and York Financial ESOPs.

    Equipment expense decreased slightly to $7.2 million in 2001 from $7.3 million in 2000. Merger efficiencies were not readily apparent in equipment expense primarily because Waypoint Financial converted all of its information technology to in-house processes. Prior to the merger in October 17, 2000, York Financial relied upon outside service providers for most information technology services. Such expenses were reflected in "professional fees and outside services" and are discussed later in this section. Accordingly, Waypoint Financial was able to maintain its equipment expense level in 2001 while absorbing a substantial increase in information processing demands.

    Occupancy expense increased slightly to $6.5 million in 2001 from $6.4 million in 2000. Waypoint Financial sold certain branch facilities as a result of the merger. The costs of maintaining these facilities are partially offset by rental income.

    Advertising and public relations expense decreased $.7 million to $2.7 million in 2001 from $3.4 million in 2000. This decrease primarily reflects merger efficiencies in the acquisition of media advertising.

    FDIC deposit insurance was stable at $.5 million in both 2001 and 2000, reflecting comparable-sized deposit portfolios and assessment rates in each year.

    Waypoint Financial recorded net income of $.4 million from real estate operations in 2001 as compared to net expense of $1.2 million in 2000. The gain in 2001 resulted primarily from net gains of $.6 million on the sale of REO at favorable market prices. During 2000, sales of REO properties occurred in a less favorable market and generated net losses of $.8 million.

    Amortization expense on intangible assets totaled $3.0 million in 2001, up $.1 million from 2000. This increase resulted from amortization of goodwill from the November, 2000 purchase of Owen Insurance, Inc. As a result of new accounting standards related to intangible assets, Waypoint Financial ceased amortizing goodwill effective January 1, 2002. Detailed information on new accounting standards and Waypoint Financial's intangible assets is presented in the Notes to Consolidated Financial Statements.

    Expense from professional fees and outside services decreased $1.7 million to $3.1 million in 2001 from $4.8 million in 2000. This decrease resulted primarily from a $1.6 million decrease in processing and outside service costs to $1.9 million in 2001, which reflects merger efficiencies gained in information technology services. As noted previously, Waypoint Financial integrated all technology services to its in-house operations resulting in substantial savings in 2001 in outside service costs and technology spending as a whole. Remaining expenses in this category include legal, accounting, consulting, and other professional fees, which decreased to $1.2 million in 2001 from $1.3 million in 2000.

    Supplies, telephone and postage expense increased $.4 million to $5.4 million in 2001 from $5.0 million in 2000. This increase resulted from an increase of $.4 million in 2001 spending on printed forms, which reflects Waypoint Financial's reliance on in-house information technology and proof-of-deposit systems. All other 2001 spending on supplies, telephone, and postage remained level with 2000.

    Waypoint Financial incurred no merger expenses during 2001. During 2000, Waypoint Financial recorded $16.2 million of expense associated with the merger of Harris Financial and York Financial on October 17, 2000. Detailed information regarding this merger is presented in the Notes to Consolidated Financial Statements.

    Other expense increased $1.5 million to $10.8 million in 2001 from $9.3 million in 2000. Other expense includes customer account servicing expenses, OTS examination fees, director compensation, charitable contributions, insurance costs, and various administrative expenses. Customer account servicing expenses increased $.5 million to $4.1 million from $3.6 million in 2000 on growth in various portfolios, particularly in commercial and consumer loans. OTS fees increased $.5 million to $.8 million as all of Waypoint Financial's assets became subject to the OTS's asset-based examination fee structure. Corporate stock administration costs also increased $.3 million to $.5 million, which reflects the increase in Waypoint Financial's shareholder base with the stock offering and merger completed in October 2000. All other expenses remained fairly stable in 2001 relative to 2000.

    Income Tax Expense. Income tax expense was $17.9 million in 2001, which represented an effective tax rate of 31.4% on income before taxes of $57.0 million. Waypoint Financial's effective rate was lower than the expected federal and state combined statutory rate of approximately 38% during 2001 primarily due to reductions from tax exempt income on securities and loans (2.9%), dividends received deduction (2.4%), tax exempt BOLI income (1.7%) and federal tax credits for qualified investments (.8%). In 2000, income tax expense was $3.9 million, which equated to an effective tax rate of 26.7% on income before taxes of $14.6 million. The effective rate for 2000 reflects a significant impact from merger expenses on income before taxes and income tax expense.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

    Waypoint Financial's most significant form of market risk is interest rate risk. Interest rate risk and interest rate risk management are discussed in Item 7 of this report, which is incorporated herein by reference.

ITEM 8. Financial Statements and Supplementary Data

    The consolidated financial statements of Waypoint Financial are presented on the following pages.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of Waypoint Financial Corp:

We have audited the December 31, 2002 consolidated statement of financial condition of Waypoint Financial Corp. and subsidiaries, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The December 31, 2001 and 2000 consolidated financial statements of Waypoint Financial Corp. and subsidiaries were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated January 16, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the December 31, 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Waypoint Financial Corp. and subsidiaries as of December 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 10 to the consolidated financial statements, the Company changed its method of accounting for goodwill in 2002.

As discussed above, the December 31, 2001 and 2000 consolidated financial statements of Waypoint Financial Corp. and subsidiaries were audited by other auditors who have ceased operations. As described in Note 10, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. In our opinion, the disclosures for 2001 and 2000 in Note 10 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of Waypoint Financial Corp. and subsidiaries other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.

                                             /s/ KPMG LLP


Lancaster, Pennsylvania
January 21, 2003

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

                                   /s/ ARTHUR ANDERSEN LLP


Lancaster, PA
January 16, 2002




Note: This represents a copy of the auditors report issued by Arthur Andersen LLP that was included in Waypoint Financial Corp.'s annual report on Form 10-K for the year ended December 31, 2001 and does not represent a reissuance of the report. After reasonable efforts, Waypoint Financial Corp. has not been able to obtain a reissued report from Arthur Andersen LLP. As described in Note 10, the December 31, 2001 and 2000 consolidated financial statements have been revised to include transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangibles, which was adopted by Waypoint Financial Corp. as of January 1, 2002.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                           December 31,
                                                                   --------------------------
                                                                       2002           2001
                                                                   -----------    -----------
                                                                         (In Thousands)
                                     ASSETS
                                     ------
Cash and cash equivalents                                          $    96,088    $   116,583
Marketable securities available-for-sale                             2,792,112      2,552,360
Loans receivable, net                                                2,310,106      2,462,218
Loans held for sale, net                                                30,328         42,453
Loan servicing rights                                                    3,167          4,782
Investment in real estate and other joint ventures                      14,811         12,813
Premises and equipment                                                  48,826         43,931
Accrued interest receivable                                             26,585         28,298
Goodwill                                                                10,302         10,302
Intangible assets                                                        1,676          3,262
Income taxes receivable                                                     72              -
Deferred tax asset, net                                                      -          1,516
Other assets                                                            90,940         95,225
                                                                   -----------    -----------
          Total assets                                             $ 5,425,013    $ 5,373,743
                                                                   ===========    ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Deposits                                                           $ 2,453,390    $ 2,537,269
Other borrowings                                                     2,414,480      2,291,987
Escrow                                                                   3,348          4,662
Accrued interest payable                                                10,295         12,620
Postretirement benefit obligation                                        2,310          2,809
Deferred tax liability                                                   6,106              -
Income taxes payable                                                         -            380
Other liabilities                                                       49,311         37,801
                                                                   -----------    -----------
          Total liabilities                                          4,939,240      4,887,528

 Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding junior subordinated debentures
   of Waypoint ("Trust Preferred Securities")                           29,102              -

Commitments and Contingencies

Preferred stock, 10,000,000 shares authorized but unissued
Common stock, $ .01 par value, authorized 100,000,000 shares,
   40,502,372 shares issued and 34,702,206 outstanding
   at December 31, 2002, 40,163,477 shares issued and
   39,176,840 shares outstanding at December 31, 2001                      404            402
Paid in capital                                                        315,636        312,009
Retained earnings                                                      249,177        215,600
Accumulated other comprehensive income (loss)                           11,710           (280)
Employee stock ownership plan                                          (14,460)       (15,640)
Recognition and retention plans                                         (6,977)        (9,954)
Treasury stock, 5,800,166 shares at December 31, 2002
   and 986,637 shares at December 31, 2001                             (98,819)       (15,922)
                                                                   -----------    -----------
       Total stockholders' equity                                      456,671        486,215
                                                                   -----------    -----------
       Total liabilities and stockholders' equity                  $ 5,425,013    $ 5,373,743
                                                                   ===========    ===========


           See accompanying notes to consolidated financial statements

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                             Years Ended December 31,
                                                                        ---------------------------------
                                                                           2002        2001       2000
                                                                           ----        ----       ----
                                                                        (In Thousands, except share data)
Interest Income:
     Loans                                                              $ 165,140   $ 196,640  $ 200,562
     Marketable securities and interest-earning cash                      115,994     128,834    123,996
                                                                        ---------   ---------  ---------
          Total interest income                                           281,134     325,474    324,558
                                                                        ---------   ---------  ---------
Interest Expense:
     Deposits and escrow                                                   72,991     106,932    125,140
     Borrowed funds                                                        84,922     103,197     99,179
                                                                        ---------   ---------  ---------
          Total interest expense                                          157,913     210,129    224,319
                                                                        ---------   ---------  ---------
          Net interest income                                             123,221     115,345    100,239
Provision for loan losses                                                  10,840       6,996      5,070
                                                                        ---------   ---------  ---------
          Net interest income after provision for loan losses             112,381     108,349     95,169
                                                                        ---------   ---------  ---------
Noninterest Income:
     Service charges on deposits                                            7,608       6,704      6,521
     Other service charges, commissions, fees                              12,550      10,631      6,994
     Loan servicing, net                                                   (1,101)       (163)     1,192
     Gain (loss) on securities and derivatives                              9,098       2,826     (1,792)
     Gain on sales of loans                                                 4,340       3,919        161
     Bank-owned life insurance                                              4,691       2,760        609
     Other                                                                  1,810       2,689      1,843
                                                                        ---------   ---------  ---------
          Total noninterest income                                         38,996      29,366     15,528
                                                                        ---------   ---------  ---------
Noninterest Expense:
     Salaries and benefits                                                 44,832      41,934     39,064
     Equipment expense                                                      7,053       7,181      7,294
     Occupancy expense                                                     6,595        6,489      6,374
     Advertising and public relations                                       4,248       2,741      3,412
     FDIC insurance                                                           442         495        521
     (Income) expense from real estate operations                            (361)       (402)     1,247
     Amortization of goodwill                                                   -       1,048        930
     Amortization of other intangible assets                                1,586       1,959      1,959
     Professional fees and outside services                                 3,107       3,101      4,816
     Supplies, telephone and postage                                        4,887       5,384      4,956
     Merger-related expenses                                                    -           -     16,239
     Other                                                                 13,634      10,761      9,285
                                                                        ---------   ---------  ---------
          Total noninterest expense                                        86,023      80,691     96,097
                                                                        ---------   ---------  ---------
Income before income taxes                                                 65,354      57,024     14,600
Income tax expense                                                         18,200      17,886      3,905
                                                                        ---------   ---------  ---------
          Net income                                                    $  47,154   $  39,138  $  10,695
                                                                        =========   =========  =========

Basic earnings per share                                                $    1.33   $    1.05  $    0.28
                                                                        =========   =========  =========

Diluted earnings per share                                              $    1.30   $    1.03  $    0.28
                                                                        =========   =========  =========

           See accompanying notes to consolidated financial statements

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                               Accumulated  Employee  Recognition
                                                                  Other       Stock       and
                                   Common  Paid in  Retained  Comprehensive Ownership  Retention  Treasury             Comprehensive
                                    Stock  Capital  Earnings   Income(loss)    Plan    Plan (RRP)   Stock     Total        Income
                                   ------- -------  --------  ------------- --------- ----------- --------  ---------  -------------
                                                                         (In Thousands)
Balance at January 1, 2000           388   137,392   187,585    (37,866)        (826)      (456)    (7,015)  279,202

Pooling adjustment to conform
   accounting periods                 (3)     (548)   (2,059)     1,367         (132)                  617      (758)
Net income                                            10,695                                                  10,695      $10,695
Dividends paid at $.33 per share                      (7,471)                                                 (7,471)
Exercised stock options
   (62,317 shares)                     6       304                                                               310
Unrealized gains on securities,
   net of income tax of $10,862                                  20,172                                       20,172       20,172
                                                                                                                          -------
Comprehensive income                                                                                                      $30,867
                                                                                                                          =======
ESOP stock committed for release
   (78,795 shares)                             171                               233                             404
Earned portion of RRP Plan                      16                                           29                   45
Tax benefit of RRP shares awarded
   and exercised options                         9                                                                 9
Treasury stock purchased (147,250
   shares)                                                                                          (1,301)   (1,301)
Common stock issued under dividend
   reinvestment plan (150,082
   shares)                                     398                                                   1,242     1,640
Stock released as compensation                (112)                                                             (112)
Stock issuance on conversion (net
   of costs of $10,887,000)
   (300,000 shares)                        157,378       995                 (15,640)                        142,733
                                    ----  --------  --------  ---------     --------   --------   --------  --------
Balance at December 31, 2000         391   295,008   189,745    (16,327)     (16,365)      (427)    (6,457)  445,568

Net income                                            39,138                                                  39,138      $39,138
Dividends paid at $.34 per share                     (13,283)                                                (13,283)
Exercised stock options (428,868
   shares)                             2     2,696                                                             2,698
Unrealized gains on securities,
   net of income tax of $10,264                                  16,047                                       16,047       16,047
                                                                                                                          -------
Comprehensive income                                                                                                      $55,185
                                                                                                                          =======
ESOP stock committed for release
   (135,059 shares)                            937                               725                           1,662
Establish RRP (752,582 shares)         9    12,470                                      (12,046)                 433
Earned portion of RRP                           43                                        2,519                2,562
Tax benefit on exercised options             1,171                                                             1,171
Treasury stock purchased (705,000
   shares)                                                                                          (9,561)   (9,561)
Dividend reinvestment plan, net               (282)                                                     96      (186)
Stock released as compensation                 (34)                                                              (34)
                                    ----  --------  --------  ---------     --------   --------   --------  --------
Balance at December 31, 2001         402   312,009   215,600       (280)     (15,640)    (9,954)   (15,922)  486,215

Net income                                            47,154                                                  47,154      $47,154
Dividends paid at $.40 per share                     (13,577)                                                (13,577)
Exercised stock options (220,933
   shares)                             2     2,306                                                             2,308
Unrealized gains on securities,
   net of income tax of $8,226                                   12,713                                       12,713       12,713
ESOP stock committed for release
   (117,962 shares)                            847                             1,180                           2,027
Earned portion of RRP                          278                                        2,977                3,255
Accumulated pension benefit
   obligation in excess of plan
   assets                                                          (723)                                        (723)        (723)
                                                                                                                          -------
Comprehensive income                                                                                                      $59,144
                                                                                                                          =======
Tax benefit on exercised options               587                                                               587
Treasury stock purchased
   (4,813,529 shares)                                                                              (82,897)  (82,897)
Dividend reinvestment plan, net               (391)                                                             (391)
                                    ----  --------  --------  ---------     --------   --------   --------  --------
Balance at December 31, 2002        $404  $315,636  $249,177  $  11,710     $(14,460)  $ (6,977)  $(98,819) $456,671
                                    ====  ========  ========  =========     ========   ========   ========  ========

           See accompanying notes to consolidated financial statements

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Years Ended December 31,
                                                                                              ------------------------
                                                                                          2002          2001         2000
                                                                                          ----          ----         ----
                                                                                                   (In Thousands)
Cash flows from operating activities:
     Net income                                                                        $   47,154   $   39,138    $  10,695
     Adjustments to reconcile net income to net cash
          provided by operating activities:
               Provision for loan losses                                                   10,840        6,996        5,070
               Net depreciation, amortization and accretion                                 5,620        7,619        5,822
               Loans originated for sale                                                 (341,706)    (230,426)    (188,730)
               Proceeds from sales of loans originated for sale                           387,201      197,739      180,879
               Origination of loan servicing rights                                        (1,117)        (562)      (1,734)
               Proceeds from sales of trading securities                                        -            -        1,200
               Net (gain) loss on sales of interest-earning assets                        (13,438)      (6,745)       1,620
               (Gain) loss on the sale of foreclosed real estate                             (520)        (553)         832
               Realized loss on trading securities                                              -            -           11
               (Income) loss from joint ventures                                            (183)          529        1,251
               Decrease (increase) in accrued interest receivable                           1,713        2,207       (2,751)
               (Decrease) increase in accrued interest payable                             (2,325)      (9,305)      10,129
               Amortization of intangibles                                                  1,589        3,007        2,889
               Earned ESOP shares                                                           2,027        1,662          404
               Earned RRP shares                                                            3,255        2,562           54
               (Benefit) provision for deferred income taxes                                 (617)      (2,905)      (3,799)
               (Increase) decrease in income taxes receivable                                (452)       2,715         (713)
               Loss (gain) on sale of premises and equipment                                  106         (331)          98
               Other, net                                                                   2,380         (682)     (18,739)
                                                                                       ----------   ----------    ---------
                    Net cash provided by operating activities                             101,527       12,665        4,488
                                                                                       ----------   ----------    ---------
Cash flows from investing activities:
     Proceeds from maturities, sales, and
          principal reductions of marketable securities                                 3,157,409    1,116,366      405,072
     Purchase of marketable securities                                                 (3,380,126)  (1,724,111)    (518,705)
     Loans sold                                                                                 -       31,334       71,526
     Loan originations less principal payments on loans                                   135,402       85,572     (331,874)
     Loan servicing rights sold                                                                 -            -        6,425
     Investments in real estate held for investment and other joint ventures               (2,115)      (1,421)      (3,544)
     Proceeds on real estate and premises and equipment                                     2,641        4,454        8,650
     Purchases of premises and equipment, net                                              (7,078)      (4,189)     (14,540)
     Purchase of bank-owned life insurance                                                      -      (60,000)      (5,452)
     Acquisition of subsidiary net assets, net
          of cash acquired                                                                      -            -       (1,165)
                                                                                       ----------   ----------    ---------
                     Net cash used in investing activities                                (93,867)    (551,995)    (383,607)

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES

                                                                                Years Ended December 31,
                                                                     ---------------------------------------------
                                                                          2002           2001             2000
                                                                     -------------   ------------     ------------
                                                                                    (In Thousands)
Cash flows from financing activities:
     Net (decrease) increase in deposits                                 (83,879)        (88,451)         148,506
     Net increase in other borrowings                                    122,493         666,658           88,800
     Net decrease in escrow                                               (1,314)         (1,799)            (426)
     Net proceeds from issuance of Trust Preferred Securities             29,102               -                -
     Proceeds from issuance of common stock                                    -               -          158,373
     Dividend reinvestment plan                                             (391)           (282)             398
     Cash dividends                                                      (13,577)        (13,283)          (7,471)
     Payments to acquire treasury stock                                  (82,897)         (9,561)          (1,301)
     Issuance of treasury stock                                                -              96            1,242
     Establish ESOP                                                            -               -          (15,640)
     Proceeds from the exercise of stock options                           2,308           2,698              310
                                                                     -----------     -----------      -----------
          Net cash (used in) provided by financing operations            (28,155)        556,076          372,791
                                                                     -----------     -----------      -----------
          Net (decrease) increase in cash and cash equivalents           (20,495)         16,746           (6,328)
Pooling Adjustment to conform accounting years                                 -               -           (4,774)
Cash and cash equivalents at beginning of period                         116,583          99,837          110,939
                                                                     -----------     -----------      -----------
Cash and cash equivalents at end of period                           $    96,088     $   116,583      $    99,837
                                                                     ===========     ===========      ===========
Supplemental disclosures:
Cash paid during the years for:
     Interest on deposits, advances and other borrowings
       (includes interest credited to deposit accounts)              $   160,238     $   219,434      $   215,444
     Income taxes                                                         19,269          18,306            7,579
Non-cash investing activities:
     Transfers from loans to foreclosed real estate                  $     1,798     $     1,545      $     3,422
     Exchange of loans for mortgage-backed securities                          -          12,698           84,168
Non-cash financing activities
     Establish RRP                                                   $         -     $    12,046      $         -
Acquisitions:
     Fair value of assets acquired                                   $         -     $         -      $     1,857
     Purchase intangible assets originated                                     -               -            1,627
     Fair value of liabilities assumed                                         -               -            1,224


           See accompanying notes to consolidated financial statements

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2002, 2001, and 2000
          (All dollar amounts presented in the tables are in thousands, except share amounts)

(1)   Summary of Significant Accounting Policies

     The accounting and reporting policies of Waypoint Financial Corp. ("Waypoint Financial" or "the Company") and its subsidiaries conform to accounting principles generally accepted in the United States and to general practices within the banking industry. The following is a description of the more significant of those policies.

  (a) Basis of Financial Statements

     The Consolidated Financial Statements include the accounts of Waypoint Financial and its wholly owned subsidiaries Waypoint Bank, Waypoint Financial Investment Corporation, New Service Corporation, Waypoint Service Corporation, Waypoint Brokerage Services, Inc., Waypoint Insurance Services, Inc., Owen Insurance Inc., Waypoint Insurance Group, Inc., and Lenders Support Group Inc. Waypoint Bank is the sole owner of the following subsidiaries: Waypoint Investment Corporation, H.S. Service Corporation, First Harrisburg Service Corporation, and C.B.L. Service Corporation. All significant intercompany transactions and balances are eliminated in consolidation.

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

  (b) Use of Estimates

     In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses.

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

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

  (h) Real Estate Held for Investment and Foreclosed Real Estate

     Effective January 1, 2002, Waypoint Financial adopted the provisions of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 provides guidance for recognition and measurement of impairment of long-lived assets to be held and used and assets to be disposed of. SFAS 144 also establishes specific criteria to determine when a long-lived asset is held for sale.

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

  (j) Goodwill and Other Intangible Assets

     Waypoint Financial's accounting treatment for goodwill is discussed in Note
10. Deposit premiums and identified intangibles resulting from the purchase of financial service business assets are amortized using the straight-line method over the estimated benefit period. The amortization periods for these intangible assets are subject to periodic review for reasonableness by management. Management also periodically reviews its intangible assets for potential impairment.

  (k) Income Taxes

     Waypoint Financial accounts for income taxes using the asset and liability method. The objective of the asset and liability method is to establish deferred tax assets and liabilities for temporary differences between the financial reporting and tax basis of Waypoint Financial's assets and liabilities based on enacted tax rates expected to be in effect when such amounts are realized or settled. Waypoint Financial files a consolidated federal income tax return.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

     Waypoint Financial does not engage in foreign business operations and, accordingly, has no derivative instruments associated with such operations. Waypoint Financial was not required to record a transition adjustment for derivative contracts that meet the definition of a fair value hedging instrument due to the immateriality of related amounts. Waypoint Financial also did not record any net-of-tax transition adjustments in accumulated other comprehensive income as a result of recognizing derivatives that are designated as cash flow hedging instruments at fair value due to the immateriality of related amounts.

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

     There was no material hedge ineffectiveness related to hedges during the period to be recognized in earnings.

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

                                                        2002                       2001                       2000
                                              ------------------------   ------------------------   ------------------------
                                                 Amount                     Amount                     Amount
                                               per share      Shares      per share      Shares      per share     Shares
                                              -----------   ----------   -----------   ----------   -----------   ----------
      Average shares of common stock
        outstanding:
          Basic                                   $ 1.33    35,356,017       $ 1.05    37,349,442        $ 0.28   38,111,715
          Effect of stock options and grants       (0.03)      988,182        (0.02)      563,494             -      266,523
                                                  ------    ----------       ------    ----------        ------   ----------
                    Diluted                       $ 1.30    36,344,199       $ 1.03    37,912,936        $ 0.28   38,378,238
                                                  ======    ==========       ======    ==========        ======   ==========

     The following anti-dilutive options were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares during the period:

                                                Number of
                                              Anti-dilutive   Weighted Average     Expiration
            Year Ended                           Options       Exercise Price         Through
           ------------                       -------------    --------------     ----------------
         December 31, 2002                        79,068           $20.46         January 5, 2009
         December 31, 2001                       176,206           $18.15       February 15, 2009
         December 31, 2000                       454,759           $15.61         October 2, 2010

  (n) Dividends

     Waypoint Bank may not pay dividends on or repurchase any of its common stock if the effect thereof would reduce net worth below the level of adequate capitalization as defined by the FDIC and the Office of Thrift Supervision.

  (o) Stock-Based Compensation

     Waypoint Financial follows the intrinsic value method to account for compensation expense related to the award of stock options and furnishes the pro forma disclosures required under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" related to the fair value of stock options awarded.

     The Company accounts for the Option Plans under Accounting Principles Board Opinion No. 25, and, accordingly, compensation expense generally has not been recognized in the financial statements of the Company. Had compensation expense for these plans been recorded in the financial statements of the Company consistent with the fair value provisions of Statement 123, the Company's net income and net income per share would have been reduced to the following pro-forma amounts (in thousands, except per-share data):

                                                              2002       2001       2000
                                                             -------   --------   --------
     Net Income
         As reported                                         $47,154    $39,138    $10,695
         Pro forma                                           $44,799    $37,885    $10,074
     Basic earnings per share
         As reported                                         $  1.33    $  1.05    $  0.28
         Pro forma                                           $  1.26    $  1.01    $  0.26

     Diluted earnings per share
         As reported                                         $  1.30    $  1.03    $  0.28

         Pro forma                                           $  1.23    $  1.00    $  0.26

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     The effects on pro forma income may not be representative of the effects in future years because only options granted since 1995 have been reflected.

(p)  Advertising

     Advertising costs are expensed as incurred and totaled $3,201,000 and $1,912,000 in 2002 and 2001, respectively.

(q)  Comprehensive Income

     Waypoint Financial follows Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). This statement prescribes standards for reporting and display of comprehensive income and its components. SFAS 130 requires other comprehensive income components such as unrealized gains or losses on Waypoint Financial's marketable securities and accumulated pension benefit obligation in excess of plan assets to be included in other comprehensive income. In accordance with SFAS 130, Waypoint Financial presents comprehensive income within the consolidated statements of stockholders' equity.

     Waypoint Financial recorded reclassification adjustments out of other comprehensive income totaling ($3,055,000), ($1,837,000), and $1,158,000 in
2002, 2001, and 2000, respectively, for (gains) losses realized on securities available for sale. These adjustments included tax expense (benefit) of $1,432,000, $989,000, and ($623,000) in 2002, 2001, and 2000, respectively.

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

     In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 redefines the criteria required for commitment to a plan to exit an activity or dispose of long-lived assets and requires expense recognition at the time costs are "incurred." SFAS 146 also requires the measurement and recognition of changes in estimated cash flows associated with covered transactions. SFAS 146 is effective for Waypoint Financial on January 1, 2003 and its adoption is expected to have no impact on Waypoint Financial's financial condition or results of operations.

     In October 2002, the FASB issued SFAS 147, "Acquisitions of Certain Financial Institutions" (SFAS 147). SFAS 147 requires companies that have acquired certain financial institution businesses cease amortizing all goodwill previously amortized (SFAS 72 "Goodwill") and subject it to annual impairment tests. Waypoint Financial does not have any goodwill that meets the requirements of SFAS 147.

     In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS 148). SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Waypoint Financial has not elected to change to the fair-value method of accounting for stock-based compensation but has complied with the annual disclosure requirements herein.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For nonpublic enterprises, such as the Company, with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation is applied to the enterprise no later than the end of the first annual reporting period beginning after June 15, 2003. The application of this Interpretation is not expected to have a material effect on the Company's financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

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

     Quantitative measures established by regulation to ensure capital adequacy require Waypoint Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined by the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). At December 31, 2002 and 2001, Waypoint Bank met all capital adequacy requirements to which it is subject.

     Waypoint Bank's capital amounts and ratios are presented in the following table:

                                                                                                             Well Capitalized
                                                                                                                Under Prompt
                                                                                   For Capital                  Corrective
                                                                                Adequacy Purposes              Action Rules
                                                                            -------------------------    ------------------------
                                                        Actual                  Minimum Required             Minimum Required
   Waypoint Bank                             --------------------------     -------------------------    ------------------------
   As of December 31, 2002                     Amount           Ratio         Amount          Ratio        Amount         Ratio
   -----------------------                   ----------       ---------     ----------      ---------    ----------     ---------
   Total Capital/Risk Weighted Assets         $441,066          13.7%        $257,395         8.0%        $321,744         10.0%
   Tier 1 Capital/Risk Weighted Assets         410,953          12.8          128,697         4.0          193,046          6.0
   Tier 1 Capital/Average Assets               410,953           7.8          210,333         4.0          262,916          5.0

   As of December 31, 2001                     Amount           Ratio         Amount          Ratio        Amount         Ratio
   -----------------------                   ----------       ---------     ----------      ---------    ----------     ---------
   Total Capital/Risk Weighted Assets         $434,847          14.6%        $238,377         8.0%        $297,971         10.0%
   Tier 1 Capital/Risk Weighted Assets         409,125          13.7          119,189         4.0          178,783          6.0
   Tier 1 Capital/Average Assets               409,125           8.1          202,703         4.0          253,379          5.0

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     A reconciliation of Waypoint Bank's regulatory capital to capital using accounting principles generally accepted in the United States (GAAP) as of December 31, 2002 follows:

                                                                                                             Tier 1
                                                                                            Tangible         (Core)       Risk-based
                                                                                            Capital          Capital        Capital
                                                                                           ---------         --------     ----------
GAAP capital at Waypoint Financial                                                         $456,671          $456,671     $456,671
Capital attributed to affiliates                                                            (22,824)          (22,824)     (22,824)
                                                                                           --------          --------     --------
GAAP capital at Waypoint Bank                                                               433,847           433,847      433,847

Capital adjustments:
       Unrealized gains, net of taxes, on securities available for sale                     (12,457)          (12,457)     (12,457)
       Allowance for loan losses                                                                  -                 -       27,506
       Certain intangible assets                                                            (10,272)          (10,272)     (10,272)
       Disallowed servicing assets                                                             (165)             (165)        (165)
       Allowable unrealized gains, net of taxes, on equity securities available for sale          -                 -        2,607
                                                                                           --------          --------     --------
       Regulatory capital at Waypoint Bank                                                 $410,953          $410,953     $441,066
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

     Also on October 17, 2000, Waypoint Financial completed a stock offering and an acquisition by merger of York Financial Corp., the parent holding company of York Federal Savings and Loan Association. As a result of its subscription, community offering, and public offering, Waypoint Financial sold 16,550,000 shares at $10.00 per share with net proceeds totaling $158,373,000 (including approximately $15,640,000 of proceeds from the sale of shares to Waypoint Bank's employee stock ownership plan). Waypoint Financial issued 6,191,274 shares to former stockholders of Harris Financial, Inc. as part of the conversion in accordance with a ratio of .7667 Waypoint Financial shares to each Harris Financial share. Waypoint Financial also issued 15,666,264 shares to former stockholders of York Financial to complete its acquisition by merger in accordance with a ratio of 1.55 shares of Waypoint Financial to each York Financial share. York Financial held total assets of $1.7 billion as of September 30, 2000.

     The merger of Waypoint Financial and York Financial was accounted for under the pooling-of-interests method of accounting and, accordingly, Waypoint Financial's historical consolidated financial statements were restated to include the accounts and results of operations of York Financial.

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

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     During 2000, Waypoint Financial recorded $16,239,000 of expenses ($12,056,000 after-tax) associated with the merger of Waypoint Financial and York Financial on October 17, 2000. The major components of merger expense included: advisory and professional fees of $3,806,000, compensation and benefit plan integration expenses of $6,655,000, system conversion and account integration costs of $3,355,000, charges for duplicate facilities of $1,203,000, and various other expenses totaling $1,220,000. Waypoint Financial recorded certain merger-related liabilities associated with the merger as follows:

                                               Compensation          System
                                             and Benefit Plans     Conversion        Total
                                            -------------------   ------------    -----------
         Balance as of December 31, 2000        $    3,321          $    135       $   3,456
         Payments during 2001                       (1,510)             (135)         (1,645)
                                                ----------          --------       ---------
         Balance as of December 31, 2001             1,811                 -           1,811
         Payments during 2002                       (1,079)                -          (1,079)
                                                ----------          --------       ---------
         Balance as of December 31, 2002        $      732          $      -       $     732
                                                ==========          ========       =========


(4)  Restrictions on Cash

     Waypoint Financial is required by the Federal Reserve Bank to maintain certain statutory cash reserves. At December 31, 2002, Waypoint Financial's reserve requirement was $25,000.

(5)  Marketable Securities

     The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for available-for-sale securities by major security type were as follows:

                                                                     As of December 31, 2002
                                                        -------------------------------------------------
                                                                        Gross      Gross
                                                                     Unrealized  Unrealized
                                                         Amortized     Holding    Holding
                                                            Cost        Gains      Losses     Fair Value
                                                        ------------ ----------- ----------  ------------
    U.S. Government and agencies                        $  337,316    $  7,469   $     (16)  $   344,769
    Corporate bonds                                         78,089          78     (10,951)       67,216
    Municipal securities                                    94,235       4,475           -        98,710
    FHLB stock                                             109,807           -           -       109,807
    Equity securities                                      125,173       6,260        (507)      130,926
    Asset-backed securities                                 43,677       1,167           -        44,844
    Mortgage-backed securities:
       Commercial mortgage-backed securities                23,599         803           -        24,402
       Agency PC's & CMO's                               1,054,131       7,948      (1,229)    1,060,850
       Private issue CMO's                                 905,110       5,976        (498)      910,588
                                                        ----------    --------   ---------   -----------
           Total mortgage-backed securities              1,982,840      14,727      (1,727)    1,995,840
                                                        ----------    --------   ---------   -----------
           Total securities available for sale          $2,771,137    $ 34,176   $ (13,201)  $ 2,792,112
                                                        ==========    ========   =========   ===========

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                                                                    As of December 31, 2001
                                                       --------------------------------------------------
                                                                       Gross       Gross
                                                                     Unrealized  Unrealized
                                                       Amortized      Holding      Holding
                                                          Cost         Gains        Losses     Fair Value
                                                       ----------    ---------   ------------ -----------
     U.S. Government and agencies                      $  522,531     $ 4,329     $ (1,502)    $  525,358
     Corporate bonds                                       89,788         109       (7,222)        82,675
     Municipal securities                                  82,734       1,962       (1,049)        83,647
     FHLB stock                                            92,147           -            -         92,147
     Equity securities                                    118,392       6,110         (152)       124,350
     Mortgage-backed securities:
        Commercial mortgage-backed securities              10,002           -           (2)        10,000
        Agency PC's & CMO's                               852,239         816       (6,335)       846,720
        Private issue CMO's                               784,491       6,491       (3,519)       787,463
                                                       ----------     -------     --------     ----------
            Total mortgage-backed securities            1,646,732       7,307       (9,856)     1,644,183
                                                       ----------     -------     --------     ----------
            Total securities available for sale        $2,552,324     $19,817     $(19,781)    $2,552,360
                                                       ==========     =======     ========     ==========


     The following table presents Waypoint Financial's marketable securities as of December 31, 2002 stratified by contractual maturity as indicated:

                                                        Cost      Fair Value
                                                    -----------   ----------

        Due in one year or less                     $    1,009    $    1,021
        Due after one through five years                91,045        94,220
        Due after five through ten years               288,753       294,351
        Due after ten years                            172,510       165,947
        Equity                                         234,980       240,733
        Mortgage-backed securities                   1,982,840     1,995,840
                                                    ----------    ----------
            Total securities available for sale     $2,771,137    $2,792,112
                                                    ==========    ==========


     Marketable securities having a market value of $83,982,000 and $62,260,000 at December 31, 2002 and 2001, respectively, were pledged to secure public deposits. Marketable securities having a market value of $1,236,257,000 and $684,259,000 were pledged as collateral for FHLB advances at December 31, 2002 and 2001, respectively.

     Activity from the sale of marketable securities and increase in fair value of derivative instruments is as follows:

                                            2002         2001         2000
                                         ----------   ----------   ----------
     Proceeds                            $1,158,152   $  535,313    $ 360,755
                                         ==========   ==========    =========

     Net increase in the fair value
        of derivative instruments        $    4,611   $        -    $       -
     Gross realized gains                     5,961        3,670        7,439
     Gross realized losses                   (1,474)        (845)      (9,231)
                                         ----------   ----------    ---------
     Net realized gain (loss)            $    9,098   $    2,826    $  (1,792)
                                         ==========   ==========    =========

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    During 2002, Waypoint Financial settled all derivative instruments that were not designated as hedges. These derivative instruments were acquired in 2002 and had an aggregate notional amount of $400,000,000. Included in the net realized loss for 2000 was a valuation adjustment for other than temporary impairment on a marketable security of $1,842,000.

(6) Loans Receivable

    Loans receivable at December 31 are summarized as follows:

                                                                                          2002         2001
                                                                                       ----------   ----------
Residential mortgage loans (primarily conventional):
    Secured by 1-4 family residences                                                   $  697,505   $1,025,688
    Construction (net of undistributed portion of $27,535 in 2002 and $34,676 in 2001)
                                                                                           23,636       36,040
                                                                                       ----------   ----------
                                                                                          721,141    1,061,728
Less:
    Unearned premium                                                                           95          159
    Net deferred loan origination fees                                                      3,616        5,116
                                                                                       ----------   ----------
             Total residential mortgage loans                                             717,430    1,056,453
                                                                                       ----------   ----------

Commercial loans:
    Commercial real estate                                                                563,138      484,894
    Commercial business                                                                   332,253      272,389
    Construction and site development (net of undistributed portion
      of $15,974 in 2002 and $26,015 in 2001)                                              23,724       25,428
                                                                                       ----------   ----------
                                                                                          919,115      782,711
Less:
    Net deferred loan origination fees                                                      1,308        1,171
                                                                                       ----------   ----------
             Total commercial loans                                                       917,807      781,540
                                                                                       ----------   ----------

Consumer and other loans:
    Manufactured housing                                                                  106,098       97,243
    Home equity and second mortgage                                                       360,102      322,182
    Indirect automobile                                                                   138,530      127,258
    Other                                                                                  74,289       78,075
                                                                                       ----------   ----------
                                                                                          679,019      624,758
Plus:
    Net deferred loan origination fees                                                     (2,489)      (2,185)
    Dealer reserve                                                                         25,845       24,721
                                                                                       ----------   ----------
             Total consumer and other loans                                               702,375      647,294
                                                                                       ----------   ----------
                                                                                        2,337,612    2,485,287
Less:
    Allowance for loan losses                                                              27,506       23,069
                                                                                       ----------   ----------
             Net loans                                                                 $2,310,106   $2,462,218
                                                                                       ==========   ==========

    Loans having a carrying value of $995,400,000 were pledged as collateral for FHLB advances at December 31, 2002.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     Activity in the allowance for loan loss is summarized as follows for the years ended December 31:

                                                                                    2002         2001         2000
                                                                                 ----------   ----------   ----------
     Balance at the beginning of the year                                          $ 23,069     $ 22,586     $ 23,127
     Pooling adjustment to conform accounting periods                                     -            -          234
     Provision charge to income                                                      10,840        6,996        5,070
     Charge-offs and recoveries, net                                                 (6,403)      (6,513)      (5,845)
                                                                                 ----------   ----------   ----------
     Balance at the end of the year                                                $ 27,506     $ 23,069     $ 22,586
                                                                                 ==========   ==========   ==========

     Non-accrual and renegotiated loans for which interest has been reduced totaled approximately $10,249,000 in 2002, $8,236,000 in 2001, and $5,696,000 in
2000. Interest income accrued but not recognized on these loans amounted to $375,000 in 2002, $300,000 in 2001, and $210,000 in 2000.

     At December 31, 2002 and 2001, Waypoint Financial had $10,249,000 and $8,236,000, respectively, in impaired loans. The December 31, 2002 and 2001 allowance for loan losses has a reserve of $5,384,000 and $1,849,000, respectively, for these impaired loans.

     Waypoint Financial maintained average balances of $10,762,000, $7,949,000, and $6,599,000 in impaired loans for the years ending December 31, 2002, 2001, and 2000, respectively.

(7) Loan Servicing

     Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans totaled $476,990,000, $633,138,000, and $741,740,000 at December 31,
2002, 2001, and 2000, respectively.

     Activity associated with mortgage servicing rights is summarized as follows:

                                                                       Purchased   Originated    Total
                                                                       ---------   ----------   ------
     Balance at December 31, 2000                                       $   225      $ 6,151    $ 6,376
     Additions                                                                -          562        562
     Amortization                                                          (113)      (1,855)    (1,968)
     Net change in valuation allowance                                        -         (188)      (188)
                                                                        -------      -------    -------
     Balance at December 31, 2001                                           112        4,670      4,782
     Additions                                                                -        1,117      1,117
     Amortization                                                           (20)      (2,247)    (2,267)
     Net change in valuation allowance                                        -         (465)      (465)
                                                                        -------      -------    -------
     Balance at December 31, 2002                                       $    92      $ 3,075    $ 3,167
                                                                        =======      =======    =======

     Balances in the valuation allowance for mortgage servicing rights were $1,158,000 at December 31, 2002 and $693,000 at December 31, 2001.

     Custodial investor balances maintained in connection with the foregoing mortgage servicing rights were approximately $10,831,000 at December 31, 2002 and $17,367,000 at December 31, 2001.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

      Waypoint Financial establishes the value of its originated mortgage servicing rights using comparative market prices for mortgage servicing rights at the time the servicing rights are created. Waypoint Financial used the following assumptions to measure the fair value of mortgage servicing rights related to securitizations and recorded gains and losses on securitizations as follows:

                                                                  2002                  2001                2000
                                                             --------------        --------------      --------------
      Discount rates                                               8.0%             8.5% to 10.0%        9.0% to 10.0%
      Average prepayment rate                                13.7% to 46.2%         9.0% to 41.0%        9.0% to 40.0%
      Gain (loss) on securitized loans                             $ -                $276,000             ($11,000)


      Waypoint Financial performs a quarterly market value analysis of its mortgage servicing rights on an individual strata basis. For each strata, if the calculated market value is less than the carrying value of the servicing rights, a valuation adjustment is recorded to write down the servicing rights to the market value. As of December 31, 2002, total mortgage servicing rights reflected a fair market value of $3,336,000.

      At December 31, 2002, Waypoint Financial's valuation of mortgage servicing rights reflected an average discount rate of 8.0% and an average prepayment rate of 29.1%. Waypoint Financial also stresses certain modeling assumptions used in determining the value of its mortgage servicing rights. At December 31, 2002, the high and low values resulting from stressed assumptions were $3,669,000 and $3,002,000, respectively.

(8)   Investment in Real Estate and Other Joint Ventures

      A summary of real estate is as follows:

                                                                                                          December 31
                                                                                                     ----------------------
                                                                                                       2002           2001
                                                                                                     -------        -------
      Held for investment (net of accumulated depreciation of $42,000 in 2002
        and $30,000 in 2001)                                                                         $   949        $   954
      Foreclosed assets held for sale                                                                    492            804
                                                                                                     -------        -------
                                                                                                       1,441          1,758
      Less: Allowance for real estate losses                                                               -              -
                                                                                                     -------        -------
                                                                                                     $ 1,441        $ 1,758
                                                                                                     =======        =======

     An analysis of the allowance for real estate losses is as follows:

                                                                                                     Year Ended December 31,
                                                                                                     -----------------------
                                                                                                      2002    2001    2000
                                                                                                     -----   ------  -------
      Balance at beginning of year                                                                   $   -   $  125  $  55
      Pooling adjustment to conform accounting periods                                                   -        -    (44)
      Provision charged to real estate expense                                                           -        -    338
      Less: Real estate losses charged to allowance                                                      -     (125)  (224)
                                                                                                     -----   ------  -----
      Balance at end of year                                                                         $   -   $    -  $ 125
                                                                                                     =====   ======  =====

      Waypoint Financial is a partner in an unconsolidated joint venture in which its ownership percentage is less than 20%. The corporation's investment in this joint venture is accounted for under the equity method of accounting. At December 31, 2002 and 2001, the carrying value of this investment was approximately $6,969,000 and $5,103,000, respectively. Waypoint Financial's share of the venture's net income (loss) for the years ended December 31, 2002, 2001, and 2000 was $1,266,000, $33,000, and ($1,147,000), respectively.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     Waypoint Financial also maintains an interest in a joint venture associated with reinsurance of credit life and disability and private mortgage insurance products sold in the course of Waypoint Financial's banking activities. The carrying value of this investment was $567,000 and $470,000 at December 31, 2002 and 2001, respectively.

     Waypoint Financial is a limited partner in several partnerships (approximate ownership position of 99%) for the purpose of acquiring, renovating, operating and leasing qualified low-income housing and historic properties. At December 31, 2002 and 2001, aggregate net equity investment in these partnerships approximated $5,796,000 and $5,096,000, respectively. Waypoint Financial's share of the partnerships' net (loss) income of $(1,128,000), $(486,000), and $66,000 for the years ended December 31, 2002,
2001, and 2000, respectively, is included in operations under the equity method of accounting. Benefits attributed to these partnerships include low-income housing and historic tax credits which totaled $980,000, $472,000, and $1,110,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

     A subsidiary of Waypoint Bank operates two unconsolidated joint ventures engaged in residential real estate development. At December 31, 2002 and 2001, the combined carrying values of these investments were approximately $35,000 and $171,000, respectively. The Corporation's share of the ventures' net income for the years ended December 31, 2002, 2001, and 2000 was $26,000, $81,000, and
$76,000, respectively.

(9)  Premises and Equipment

     A summary of premises and equipment at December 31 follows:

                                                                   Estimated
                                           2002         2001     Useful Lives
                                         --------    --------  ----------------
            Land and improvements        $  7,822    $  7,460
            Buildings and improvements     30,551      25,814    5-40 years
            Leasehold improvements          9,530       9,369    5-25 years
            Furniture and equipment        34,892      32,806    3-10 years
            Automobiles                       577         467       3 years
            Software                        6,522       5,549    3-5 years
            Accumulated depreciation      (41,068)    (37,534)
                                         --------    --------

                                         $ 48,826    $ 43,931
                                         ========    ========


     During 2002, Waypoint Financial reclassified real estate assets associated with an administrative facility previously held for sale to assets used in operations. The carrying value of this facility was $3,749,000 at December 31, 2002. Waypoint Financial recorded depreciation expense on this facility totaling $117,000 in 2002, and $39,000 in 2001. Management evaluated the carrying value of this facility for potential impairment and has deemed it not to be impaired at December 31, 2002.

     Depreciation expense was $5,895,000 in 2002, $6,158,000 in 2001, and
$5,979,000 in 2000.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(10) Goodwill

     Waypoint Financial adopted SFAS 142 "Goodwill and Other Intangible Assets" on January 1, 2002. As required under the non-amortization approach defined in SFAS 142, Waypoint Financial ceased amortizing goodwill to expense as of January 1, 2002. Following is a comparison of the results of operations as if the non-amortization approach was applied to all periods presented:

                                                                         For the years ended
                                                                             December 31,
                                                        -----------------------------------------------------
                                                            2002                2001               2000
                                                        --------------      --------------     --------------
          Reported net income                           $       47,154      $       39,138     $       10,695
          Pro forma adjustment to eliminate
              amortization of goodwill                               -               1,048                930
                                                        --------------      --------------     --------------
          Pro forma net income                          $       47,154      $       40,186     $       11,625
                                                        ==============      ==============     ==============

          Reported diluted earnings per share           $         1.30      $         1.03     $         0.28
          Pro forma adjustment to eliminate
              amortization of goodwill                               -                0.03               0.02
                                                        --------------      --------------     --------------
          Pro forma diluted earnings per share          $         1.30      $         1.06     $         0.30
                                                        ==============      ==============     ==============


     Waypoint Financial evaluated its goodwill for impairment at the reporting unit level as prescribed in SFAS 142. Under this evaluation, Waypoint Financial's goodwill was not impaired as of December 31, 2002 or January 1, 2002.

(11) Other Intangible Assets

     Waypoint Financial held one major class of other intangible assets, deposit intangibles, during the periods presented. The following summarizes other intangible assets as of December 21, 2002 and 2001:

                                                         2002              2001
                                                    --------------   ---------------
          Acquisition cost of deposit intangibles   $       13,713   $        13,713
          Less: accumulated amortization                    12,037            10,451
                                                    --------------   ---------------
          Carrying value of deposit intangibles     $        1,676   $         3,262
                                                    ==============   ===============

          Weighted-average amortization period             7 years           7 years
              of deposit intangible


     Waypoint Financial did not acquire any deposit intangible assets or experience any related impairment losses during the periods presented. Amortization expense on deposit intangibles is expected to total $478,000, $478,000, $478,000, $240,000 and $0 for the years 2003, 2004, 2005, 2006, and
2007, respectively.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(12) Deposits

     A major component of Waypoint Financial's business is the gathering of deposit funds from individuals, businesses, governmental bodies, and other entities. Following is the composition of Waypoint Financial's deposit portfolio as of December 31, 2002 and 2001:

                                                    2002          2001
                                                 ----------    ----------
           Savings                               $  250,780    $  220,344
           Time                                   1,452,973     1,444,723
           Transaction                              379,211       340,568
           Money market                             370,426       531,634
                                                 ----------    ----------
              Total deposits                     $2,453,390    $2,537,269
                                                 ==========    ==========

    As of December 31, 2002, deposit balances consisted of the following:

                                                   Amount        Average Rate
                                                 ----------      ------------
              Deposits maturing in:
              2003                               $  712,206          3.58%
              2004                                  366,104          4.61
              2005                                   37,780          4.36
              2006                                   56,621          4.95
              2007                                  143,163          4.76
              2008 and beyond                       137,099          2.16
              Non-maturing deposits               1,000,417          0.62
                                                 ----------
                                                 $2,453,390          2.56
                                                 ==========

     Waypoint Financial pays deposit insurance premiums to the Savings Association Insurance Fund ("SAIF") of the FDIC. Waypoint Financial's average deposit insurance premium rate was .018% for 2002, .019% for 2001, and .021% for 2000 of its assessed deposit base. This resulted in total premiums assessed of $442,000 in 2002, $495,000 in 2001, and $521,000 in 2000.

     Waypoint Financial had deposits (excluding brokered deposits) with a minimum denomination of $100,000 totaling $504,825,000 and $455,471,000 at December 31, 2002 and 2001, respectively.

     Waypoint Financial had brokered certificates of deposit totaling $136,667,000, at an average rate of 2.01%, at December 31, 2002, and $204,951,000, at an average rate of 2.64%, at December 31, 2001. The certificates of deposit have maturities ranging from six months to seven years and were issued in denominations greater than $100,000 and participated out by the broker.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(13) Other Borrowings

     Borrowed funds at December 31 are summarized as follows:

                                                2002           2001
                                             ----------     ----------
     FHLB Advances                           $2,041,558     $1,842,170
     Repurchase Agreements                      372,897        449,770
     Other                                           25             47
                                             ----------     ----------
         Total other borrowings              $2,414,480     $2,291,987
                                             ==========     ==========

     As of December 31, 2002, FHLB advances consisted of the following:

                                               Amount        Average Rate
                                             ----------      ------------
     FHLB advances maturing in:
     2003                                    $  570,000          1.937%
     2004                                       300,000          3.295
     2005                                       124,000          5.432
     2006                                        75,000          4.251
     2007                                       245,000          1.453
     2008 and beyond                            727,558          5.273
                                             ----------
                                             $2,041,558          3.565
                                             ==========

     Waypoint Financial uses a variety of FHLB advance products including overnight advances, floating-rate advances, fixed-rate advances, and convertible option advances. Pursuant to collateral agreements with the FHLB, advances are fully secured by certain debt securities and qualifying first mortgage loans. Waypoint's maximum borrowing capacity at the FHLB was $2,983,860,000 at December 31, 2002. Unused borrowing capacity totaled $942,302,000 at December 31, 2002 and $875,872,000 at December 31, 2001.

     As of December 31, 2002, Waypoint Financial's repurchase agreements consisted of the following:

                                               Amount        Average Rate
                                             ----------      ------------
     Repurchase agreements maturing in:
     2003                                    $  227,897          1.744%
     2004                                        20,000          1.410
     2005                                        75,000          3.702
     2006                                             -              -
     2007                                             -              -
     2008 and beyond                             50,000          5.210
                                             ----------
                                             $  372,897          2.585
                                             ==========

     During 2002 and 2001, Waypoint Financial sold repurchase agreements, the average balance of which was $373,266,000 for 2002 and $414,054,000 for 2001. The highest month-end balance outstanding was $479,344,000 during 2002 and $499,239,000 during 2001. The securities underlying the agreements were under Waypoint Financial's control.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(14) Trust Preferred Securities

     On December 19, 2002, Waypoint Capital Trust I and Waypoint Capital Trust II, Delaware business trust subsidiaries of Waypoint Financial ("the Trusts"), completed a combined $30,000,000 issuance of variable-rate Trust Preferred Securities ("the Securities") as part of a larger pooled Trust Preferred Securities offering. The combined proceeds from the issuance of the Securities and the purchase by Waypoint Financial of the common securities of the Trusts were invested by the Trusts in variable-rate subordinated debentures ("the debentures") of Waypoint Financial in the aggregate principal amount of $30,900,000. The debentures are the sole assets of the Trusts and eliminate in consolidation. Considered together, the undertakings under the Trusts, the related indentures and guarantees, and the redeemable debentures constitute a full and unconditional guarantee by Waypoint Financial of the Trusts' obligations under the Securities.

     The Securities pay interest at a floating rate equal to 3.35% over three month LIBOR, with the initial rate set at 4.77%. The Securities are redeemable at the option of Waypoint Financial after five years and are due January 2033. Distributions on the Securities are cumulative and will be paid quarterly in arrears. The Securities are subject to mandatory redemption to the extent of any early redemption of the debentures and upon maturity of the debentures in January 2033. The Securities were not registered under the Securities Act of 1933 and, accordingly, the Securities may not be sold in the United States absent registration of an applicable exemption from registration requirements.

(15) Commitments to Extend Credit

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

      At December 31, 2002 and 2001, Waypoint Financial had the following off-balance sheet commitments:

                                                             2002      2001
                                                           --------  --------
     Commitments:
         To extend credit:
               Unused open-end consumer lines of credit    $179,816  $144,905
               Unused open-end commercial lines of credit   313,246   264,491
               Funds available on construction loans         43,509    60,691
               Loan originations                            101,950    77,667
         To sell loans                                       93,568   117,495
         Loans sold with recourse                            13,271    18,488
         Performance standby letters of credit               62,835    34,985


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

     Most of Waypoint Financial's business activity is with customers located within its defined market area. Waypoint Financial grants commercial, residential and consumer loans throughout central Pennsylvania and northern Maryland and occasionally in other Mid-Atlantic states, but sells a majority of these loans in the secondary market. Since the majority of Waypoint Financial's loan portfolio is located in central Pennsylvania and northern Maryland, a substantial portion of Waypoint Financial's debtors' ability to honor their contracts and increases or decreases in the market value of the real estate collateralizing such loans may be significantly affected by the level of economic activity in this area.

(16) Employee Benefits

     Waypoint Financial maintains certain benefit plans to attract and retain high quality employees, including health and life insurance welfare benefit plans, retirement plans, and other supplemental benefit plans.

     As of December 31, 2002, Waypoint Financial provided a defined contribution plan (401k Plan) that covered substantially all employees of the Company and provided a matching contribution of 50% of employee contributions up to an employee contribution of 6% (a maximum matching contribution of 3%). Employees contributed up to 15% of their covered compensation or the annual tax limit of $12,000 ($14,000 if age 50 or older). The matching contribution expense related to the 401k Plan was $597,000 in 2002, $542,000 in 2001, and $192,000 in 2000.
Effective January 1, 2003, the matching contribution was raised to 100% of employee contributions of up to 3% and 50% of employee contributions above 3%, up to a maximum match of 4% of employee contributions.

     Waypoint Financial has deferred compensation arrangements for certain current and former directors and executives which generally provide for fixed payments upon retirement or lump-sum payments upon death. The amounts accrued under these plans were $2.7 million and $2.4 million at December 31, 2002 and 2001, respectively. These amounts are reflected in other liabilities in the accompanying consolidated statements of financial condition. Waypoint Financial recognized associated expense totaling $739,000, $773,000, and $648,000 in 2002, 2001, and 2000, respectively. These obligations are partially funded through Bank- Owned Life Insurance (BOLI) policies on behalf of participants in the plans.

     Waypoint Financial has invested in various BOLI assets to fund the annual expense associated with various employee and director benefit plans. The total cash surrender value of Waypoint Financial's BOLI policies totaled $88.2 million and $83.5 million at December 31, 2002 and 2001, respectively, and are included in other assets in the accompanying consolidated statements of financial condition. Income recognized on the BOLI policies totaled $4,691,000, $2,760,000, and $609,000 for 2002, 2001, and 2000, respectively, as presented in the accompanying consolidated statements of income.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     Waypoint Financial's financial condition and results of operations also include the effects of certain defined benefit plans that were curtailed. These plans include the Harris Pension Plan and the Harris Supplemental Executive Retirement Plan. The following sets forth the funded status and amounts recognized for these plans in Waypoint Financial's statement of condition at December 31, 2002 and 2001:

                                                        2002     2001
                                                        ----     ----
Change in benefit obligation:
     Benefit obligation at beginning of year          $13,719  $ 14,437
     Service cost                                           -       415
     Interest cost                                        751       835
     Actuarial (gain) loss                               (873)      122
     Curtailment gain                                       -    (1,506)
     Benefits paid                                       (681)     (584)

                                                      ------------------
     Benefit obligation at end of year                $12,916  $ 13,719
                                                      ==================

Change in plan assets:
     Fair value of plan assets at beginning of year   $12,462  $ 13,436
     Employer contributions                                84        84
     Actual return on plan assets                        (599)     (474)
     Benefits paid                                       (681)     (584)
                                                      ------------------
     Fair value of plan assets at end of year         $11,266  $ 12,462
                                                      ==================

     Funded status                                    $(1,650) $ (1,257)
     Unrecognized net actuarial loss                    1,309       853
                                                      ------------------
     Accrued benefit cost                             $  (341) $   (404)
                                                      ==================

     The components of net pension cost for the years ended December 31, 2002, 2001, and 2000 are as follows:

                                                        2002     2001      2000
                                                        ----     ----      ----
     Service cost benefits earned                     $     -  $   415  $ 1,161
     Interest cost on projected benefit obligation        766      835      883
     Actual (gain) loss on plan assets                    599      474      636
     Net amortization and deferral of losses (1):      (1,344)  (1,259)  (1,777)
                                                      --------------------------
     Net pension expense                              $    21  $   465  $   903
                                                      ==========================

--------------
(1) This item comprised of:
     Current year's net loss deferred for later
     recognition                                      $(1,344) $(1,257) $(1,768)
     Amortization of prior service cost                     -        9       30
     Amortization of unrecognized net asset                 -      (13)     (38)
     Amortization of net loss                               -        2       (1)
                                                     --------------------------
                                                      $(1,344) $(1,259) $(1,777)
                                                     ==========================

     Assumptions used to develop the net pension expense were:

                                                         2002     2001     2000
                                                         ----     ----     ----
     Discount rate                                        6.0%     6.0%     6.5%
     Expected long-term rate of return on assets          6.0%     6.0%     8.0%
     Rate of increase in compensation levels              N/A      N/A      4.0%

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     On April 19, 2001, the Harris Pension Plan was amended to freeze benefit accruals as of May 4, 2001. As of May 4, 2001, the accrued benefits of plan participants through May 4, 2001 became fully vested, if not already. Waypoint Financial recorded no prepaid (accrued) pension expense for the Harris Pension Plan as of December 31, 2002 and 2001. Waypoint Financial recognized net pension expense on this plan totaling $0, $408,000, and $756,000 in 2002, 2001, and 2000, respectively.

     In connection with the amendment to freeze benefits in the Harris Pension Plan, the Harris Supplemental Executive Retirement Plan was also amended to freeze benefit accruals as of May 4, 2001. As of this date, the plan participants' balances were fully vested. Waypoint Financial recorded accrued pension expense of $341,000 and $404,000 for this plan as of December 31, 2002 and 2001, respectively. Waypoint Financial recognized net pension expense on this plan totaling $21,000, $57,000, and $147,000 in 2002, 2001, and 2000,
respectively.

     Effective November 15, 2000, the York Financial Pension Plan was terminated. As of the termination date, the plan participants' balances were fully vested. Following favorable approval of the termination process, Waypoint Financial distributed all plan assets totaling $8,502,000 to participants during 2001. Waypoint Financial recorded no prepaid or accrued pension balances for the York Financial Pension Plan as of December 31, 2002 and 2001. Waypoint Financial did not recognize net pension expense on this plan during 2002, 2001, or 2000.

     Waypoint Financial's financial condition and results of operations also include the effects of the Harris Post-retirement Benefit Plan. This plan provides certain health care benefits for retired Harris employees that accumulate 25 years of service and were hired before October 1, 1995. Waypoint Financial accounts for this plan under the accrual method of accounting as follows:

                                                         2002     2001
                                                       -----------------
Change in benefit obligation:
    Benefit obligation at beginning of year            $ 1,917  $ 1,782
    Service cost                                             3       64
    Interest cost                                           67      122
    Plan change                                           (926)     (39)
    Actuarial loss due to changes in assumptions            24       33
    Benefits paid                                          (54)     (45)
                                                       -----------------
    Benefit obligation at the end of plan year         $ 1,031  $ 1,917
                                                       =================

    Fair value of plan assets at end of year           $     -  $     -
    Funded status                                       (1,031)  (1,917)
    Unrecognized net (gain) loss                          (872)    (362)
    Unrecognized prior service cost                       (407)    (452)
                                                       -----------------
    Accrued benefit cost                               $(2,310) $(2,731)
                                                       =================

The components of net post-retirement benefit cost for the years ended December 31, 2002, 2001 and 2000 are as follows:

                                                        2002     2001     2000
                                                       -------------------------
Service cost                                           $    3   $   64   $   64
Interest cost                                              67      122      113
Amortization of unrecognized prior service cost           (54)     (27)     (25)
Amortization of net gain                                  (21)     (17)     (21)
                                                       -------------------------
Total net periodic post-retirement benefit (gain) cost $   (5)  $  142   $  131
                                                       =========================

     During 2002, Waypoint Financial recognized a $361,000 curtailment gain associated with this plan. The post-retirement benefit obligation was determined using a discount rate of 6.75% and 7.00% as of December 31, 2002 and 2001, respectively. The assumed health care cost rate used in measuring the accumulated post retirement benefit obligation was 5.0% for medical costs and 5.0% per year for dental costs. The health care cost trend assumption has a significant impact on the amounts reported. For example, a 1.0% increase in the health care trend rate would increase the accumulated post-retirement benefits obligation by $117,000 at December 31, 2002 and increase the aggregate of the service and interest cost components by $8,000 for the year ended December 31, 2002.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(17) Employee Stock Ownership Plans

     On October 17, 2000, Waypoint Financial established the Waypoint Financial Corporation Employee Stock Ownership Plan (the ESOP) for the benefit of its employees. The ESOP borrowed $15,640,000 from Waypoint Financial and used the proceeds to purchase 1,564,000 shares of Waypoint Financial common stock. The initial loan provided for variable interest rate that equaled the national prime rate and required fifteen equal annual principal installments beginning September 2002 and ending September 2016. During 2002, in recognition of historically low fixed interest rates available in the market, Waypoint Financial determined that it was in the best interests of the ESOP participants to refinance the ESOP loan. The ESOP loan was refinanced effective September 30, 2002, at a fixed interest rate of 5.80% providing for equal annual payments of $1,661,853 beginning September 2003 through September 2015, with a final payment of $1,555,197 on September 30, 2016. The ESOP paid $1,889,000 to settle all interest due as of September 30, 2002. Based on the interest payment made by the ESOP in 2002, a proportionate amount of shares originally purchased by the ESOP was released for allocation to participants' accounts. ESOP shares will continue to be allocated to participants' accounts in following years based on principal and interest payments made each year. Actual share allocations to accounts will be based on each employee's relative portion of Waypoint Financial's total eligible compensation expense during the year the shares are released for allocation. ESOP shares allocated to employee accounts vest 20% per year beginning with completion of two years of service and are fully vested after completion of six years of service with Waypoint Financial. Employees have voting rights over the shares allocated to their accounts. Dividends received on shares are held within the ESOP and can be applied to pay ESOP debt, allocated to respective participant accounts, or distributed to participants as determined by Waypoint Financial.

     Waypoint Financial accounts for the ESOP under the provisions of the AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans" (SOP 93-6). Accordingly, the shares pledged as collateral on the ESOP loan are reported as unearned shares (a reduction in equity) in Waypoint Financial's consolidated statement of condition. As shares are paid for by the ESOP and released, Waypoint Financial reports compensation expense equal to the average market price of the shares during the period and the shares become outstanding for earnings-per-share computations. Dividends on allocated shares are recorded as a reduction in retained earnings upon declaration by Waypoint Financial. Dividends on unallocated shares are recorded as a reduction in debt service liabilities on the ESOP loan. The first allocation of ESOP shares to participants was on December 31, 2002 and Waypoint Financial recognized ESOP expense for this plan totaling $2,027,000 in 2002. Waypoint Financial did not record any compensation expense for this plan in the years 2001 and 2000.

     During 2001, Waypoint Financial took action to commence termination of two previous employee stock ownership plans known as the Harris ESOP and the York Financial ESOP. During December, 2001, the plans used existing cash and proceeds from the sale of 54,400 unearned shares to pay off the remaining principal balances on outstanding plan loans. This action committed all plan shares remaining after the debt retirements to be released to participants. Waypoint Financial completed the allocations to Harris ESOP participant accounts during 2002 and expects to complete the allocations to York Financial ESOP participant accounts during the year 2003. In accordance with SOP 93-6, Waypoint Financial recorded compensation expense during 2001 on all remaining shares committed for release. Compensation expense associated with these plans totaled $1,662,000 in 2001 and $488,000 in 2000. No compensation expense will be recognized on the Harris ESOP or the York Financial ESOP after December 31, 2001.

     Following is a summary of Waypoint Financial's ESOP shares as of December 31, 2002, 2001, and 2000 and compensation expense for the years then ended:

                                                   2002          2001         2000
                                               -----------  -----------  -----------
Allocated shares in the previous two plans         263,800    1,014,777      888,333
Allocated shares in the Waypoint ESOP              117,962            -            -
Earned shares not yet released for allocation            -            -       44,886
Unearned shares                                  1,446,038    1,564,000    1,699,059
                                               -----------  -----------  -----------
Total shares                                     1,827,800    2,578,777    2,632,278
                                               ===========  ===========  ===========

Fair value of unearned shares                  $25,739,000  $23,585,000  $18,690,000
                                               ===========  ===========  ===========

Compensation expense                           $ 2,027,000  $ 1,662,000  $   488,000
                                               ===========  ===========  ===========

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(18) Stock Award and Option Plans

     On December 14, 2001, Waypoint Financial's shareholders approved and Waypoint Financial adopted the Waypoint Financial Corp. Key Employee/Outside Director Recognition and Retention Plan (2001 RRP). The 2001 RRP authorized up to 794,000 shares of Waypoint common stock to be made available for awards of restricted stock to key officers and employees, non-employee directors, and advisory committee members of Waypoint Financial and its affiliates. Awards of restricted stock under the 2001 RRP are subject to forfeiture provisions if the recipient leaves Waypoint Financial or its affiliates before a specified number of years. Recipients of restricted stock awards are not required to provide consideration to Waypoint Financial other than rendering service and have the right to vote shares and receive dividends. Restricted stock awards under the 2001 RRP generally vest at the rate of 20% per year, with the exception of advisory committee awards, which fully vested one year after the date of the initial grant.

     On December 20, 2001, restricted stock grants totaling 870,880 shares were made under the 2001 RRP with 175,776 shares vesting at the date of grant. The 2001 RRP grants included 118,298 shares previously held in suspense in Waypoint's Recognition and Retention Plan for Officers and Employees and Recognition Plan for Outside Directors (collectively, 1994 RRPs).

     At the date of the RRP grants, the fair value of shares granted were recorded as unearned compensation in shareholders' equity. As grants are earned, the unearned compensation is charged to expense. On December 21, 2001, unearned compensation of $12,046,000 was recorded in shareholders' equity. Waypoint Financial recorded expense for earned RRP shares totaling $3,255,000 in 2002, $2,562,000 in 2001, and $29,000 in 2000.

                                   Restricted  Unrestricted Shares in    Total
                                     Shares       Shares     Suspense    Shares
                                   ----------- ------------ ---------- ---------
     Unearned on January 1, 2000        2,683          767    116,765   120,215
     Plan activity during 2000:
           Forfeited                   (1,533)           -      1,533         -
           Awarded                          -            -          -         -
           Earned                      (1,150)        (767)         -    (1,917)
                                   ----------- ------------ ---------- ---------
     Unearned on December 31, 2000          -            -    118,298   118,298
     Plan activity during 2001:
           Adoption of RRP                  -            -    752,582   752,582
           Forfeited                        -            -          -         -
           Awarded                    870,880            -   (870,880)        -
           Earned                    (175,776)                         (175,776)
                                   ----------- ------------ ---------- ---------
     Unearned on December 31, 2001    695,104            -          -   695,104
     Plan activity during 2002:
           Forfeited                  (10,360)           -     10,360         -
           Awarded                      4,300            -     (4,300)        -
           Earned                    (220,376)                         (220,376)
                                   ----------- ------------ ---------- ---------
     Unearned on December 31, 2002    468,668            -      6,060   474,728
                                   =========== ============ ========== =========

     On December 20, 2001, Waypoint granted options to advisory committee members totaling 113,600 shares which fully vested one year after the date of the grant. Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (Statement 123) requires that expense be recognized for the fair value of these options. Waypoint Financial recorded $504,000 of expense during 2002 for advisory committee options, with no corresponding expense in 2001 or 2000.

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

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     The following table presents the activity in Waypoint Financial's option plans during the periods ending December 31:

                                                                            Option Price
                                                             Stock Options    per Share
                                                             -------------  -------------
       Balance at January 1, 2000                               1,838,666       $ 8.31
           Granted                                                218,116         9.13
           Forfeited                                             (108,660)       10.35
           Exercised                                              (62,317)        4.83
       Pooling adjustment to conform accounting periods            10,227            -
                                                             ------------
       Balance at December 31, 2000                             1,896,032         8.72
           Granted                                              1,980,909        14.04
           Forfeited                                              (74,262)       12.66
           Exercised                                             (428,868)        6.11
                                                             ------------
       Balance at December 31, 2001                             3,373,811        11.97
           Granted                                                243,217        16.66
           Forfeited                                              (84,653)       12.26
           Exercised                                             (220,933)        9.17
                                                             ------------
       Balance at December 31, 2002                             3,311,442      $ 12.52
                                                             ============      =======
       Exercisable at December 31, 2002                         1,852,803      $ 11.16
                                                             ============      =======

     The following table presents the options outstanding and exercisable at December 31, 2002:

                                     Options Outstanding                        Exercisable Stock Options
                      ----------------------------------------------------   -------------------------------
                                      Weighted Average
     Range of         Total Number     Remaining Life     Weighted Average     Number       Weighted Average
  Exercise Prices      of Shares          (Years)         Exercise Price     of Shares       Exercise Price
  ---------------     ------------    ----------------    ----------------   ---------      ----------------
   $ 0.00-$ 5.00            6,804          1.07                4.35              6,804              4.35
   $ 5.01-$10.00          988,841          4.20                7.57            808,072              7.12
   $10.01-$15.00        1,911,521          8.44               14.10            928,072             13.86
   $15.01-$20.00          385,108          8.77               16.87             94,111             17.24
   $20.01-$30.00           19,168          5.01               26.41             15,334             26.41
                        ---------                                            ---------
                        3,311,442          7.16               12.52          1,852,803             11.16
                        =========                                            =========

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                 2002           2001            2000
                                              -----------    ------------    -----------
     Risk-free interest rate                    3.1%           4.9%            6.5%
     Expected volatility                       20.9%          23.9%           38.6%
     Expected dividend yield rate               2.5%           2.4%            3.4%
     Expected life                              8.9 years      9.9 years       8.7 years
     Weighted average grant date fair value
        of options granted during the year    $4.30          $4.13           $3.85

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

(19) Income Taxes

     The provision for income taxes in the consolidated statements of income consists of the following:

                                                      Year ended December 31
                                                 ------------------------------
                                                   2002        2001       2000
                                                 -------     -------    -------
    Current:
        Federal                                  $16,302     $19,364    $ 7,061
        State                                      2,515       1,427        643
                                                 -------     -------    -------
                                                  18,817      20,791      7,704
    Deferred:
        Federal                                     (807)     (3,038)    (3,765)
        State                                        190         133        (34)
                                                 -------     -------    -------
                                                    (617)     (2,905)    (3,799)
                                                 -------     -------    -------
            Total provision for income taxes     $18,200     $17,886    $ 3,905
                                                 =======     =======    =======

    Income tax expense for Waypoint Financial is different than the amounts computed by applying the statutory federal income tax rate to income before income taxes because of the following:

                                                          Percentage of Income
                                                           Before Income Taxes
                                                         Year Ended December 31
                                                         ----------------------
                                                         2002     2001     2000
                                                         ----     ----     ----

    Income tax expense at federal statutory rate         35.0%    35.0%    35.0%
    Tax exempt income                                    (3.2)    (2.9)    (9.8)
    Dividends received deduction                         (2.1)    (2.4)    (7.3)
    State taxes, net of federal benefit                   2.6      1.6      4.4
    Bank-owned life insurance earnings                   (2.5)    (1.7)    (0.3)
    Amortization                                          0.0      0.6      2.2
    Federal tax credits                                  (1.5)    (0.8)    (7.6)
    Merger costs                                          0.0      0.0     10.3
    Other
                                                         (0.5)     2.0     (0.2)
                                                        -----    -----    -----
    Effective tax rate                                   27.8%    31.4%    26.7%
                                                        =====    =====    =====

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are as follows:

                                                                                          2002          2001
                                                                                       ---------     ---------
     Deferred tax assets:
        Allowance for loan losses                                                      $   9,720     $   8,152
        Post-retirement benefits expense                                                     934         1,135
        Deposit intangible amortization                                                    1,965         1,972
        Merger and integration costs                                                         299           676
        Deferred loan origination fees                                                       838         1,017
        Compensation accrual                                                               3,570         2,279
        Other                                                                              1,521         1,283
                                                                                       ---------     ---------
             Total assets                                                                 18,847        16,514
                                                                                       ---------     ---------
     Deferred tax liabilities:
        Dealer reserves                                                                    8,982         8,583
        Depreciation and amortization                                                      2,271         1,906
        Joint venture                                                                      3,121         1,618
        Servicing rights                                                                   1,251         1,502
        Net unrealized gains on marketable securities available for sale                   8,821           803
        Other                                                                                507           586
                                                                                       ---------     ---------
             Total liabilities                                                            24,953        14,998
                                                                                       ---------     ---------
     Net deferred (liabilities) assets                                                 $  (6,106)    $   1,516
                                                                                       =========     =========

     Waypoint Financial has determined that a valuation reserve for deferred tax assets is not required since it is more likely than not that deferred tax assets can be realized through carryback to taxable income in prior years or future reversals of existing taxable temporary differences.

(20) Leases

     At December 31, 2002, Waypoint Financial was obligated under non-cancelable operating leases for office space. Certain leases contain escalation clauses providing for increased rentals based on increases in the average consumer price index. Rental expenses for these facilities aggregated $1,774,000 in 2002, $1,702,000 in 2001, and $1,410,000 in 2000.

     The projected minimum rental payments under the terms of the leases at December 31, 2002, net of projected sub-lease rentals, are as follows:

               Years ending December 31,                              Amount
               -------------------------
               2003 ..............................................  $  1,756
               2004 ..............................................     1,470
               2005 ..............................................     1,206
               2006 ..............................................       982
               2007 ..............................................       880
               2008 and thereafter ...............................     5,933
                                                                    --------
                                                                    $ 12,227
                                                                    ========

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(21) Disclosures about Fair Value of Financial Instruments

     The majority of Waypoint Financial's assets and liabilities are considered financial instruments as defined in SFAS 107. Many of these instruments, however, lack an available trading market as characterized by a willing buyer and a willing seller engaging in an exchange transaction. Since it is Waypoint Financial's general practice not to engage in trading activities, significant assumptions and estimations were used in calculating present values in discounted cash flow models. Estimated fair values at December 31, 2002 and 2001 have been determined by using the best available data, as noted below:

     Cash and Cash Equivalents. The carrying amounts for short-term instruments approximate fair value because of the short maturity of, and negligible credit concerns within those instruments.

     Marketable Securities. The fair value of marketable securities has been valued based on quotations received from an independent pricing service.

     Loans and Loans Held for Sale. Fair values are estimated for portfolios of loans with similar characteristics. Residential mortgages are generally underwritten to standards substantially in conformity with Federal Home Loan Mortgage Corporation ("Freddie Mac") standards and have been estimated based on the discounted value of expected cash flows.

     Fair values for all commercial and consumer loans have been calculated by discounting scheduled cash flows. The discount rate used in these calculations is the market rate for similar instruments adjusted for noninterest operating costs, credit risk and assumed prepayment risk.

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

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     The carrying amounts and estimated fair values for Waypoint Financial's financial assets and liabilities and commitments at December 31, 2002 and 2001 are as follows:

                                                                                        As of December 31,
                                                                          ----------------------------------------------
                                                                                   2002                    2001
                                                                          ----------------------  ----------------------
                                                                           Carrying               Carrying
                                                                             Value    Fair Value    Value     Fair Value
                                                                          ----------  ----------  ----------  ----------
Cash and cash equivalents                                                 $   96,088  $   96,088  $  116,583  $  116,583
Marketable securities available-for-sale                                   2,792,112   2,792,112   2,552,360   2,552,360
Loans receivable, net                                                      2,310,106   2,352,562   2,462,218   2,475,262
Loans held for sale                                                           30,328      30,328      42,453      42,453
Other financial assets                                                         3,167       2,753       4,782       3,050
Demand and NOW accounts                                                      379,211     379,211     340,568     340,568
Money market accounts                                                        370,426     370,426     531,634     531,634
Savings deposits                                                             250,780     250,780     220,344     220,344
Time deposits                                                              1,452,973   1,504,665   1,444,723   1,481,371
                                                                          ----------  ----------  ----------  ----------
         Total deposits                                                    2,453,390   2,505,082   2,537,269   2,573,917
                                                                          ----------  ----------  ----------  ----------
Escrow                                                                         3,348       3,348       4,662       4,662
Other borrowings                                                           2,414,480   2,570,675   2,291,987   2,355,256
Off-balance sheet financial instruments:
     Commitments to extend credit                                                  -       2,520           -       1,840
     Standby letters of credit                                                     -         412           -         247
     Derivative instruments designated as fair value hedges                        -      12,547           -       5,398


(22)  Derivative Financial Instruments

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

     Waypoint Financial uses callable interest rate swaps (Callable Swaps) that are matched to fixed rate callable certificates of deposit (Callable CD's). This hedging relationship was designated as a fair value hedge upon adoption of SFAS
133. Under the terms of the Callable Swaps, Waypoint Financial receives fixed rate payments and pays variable rate payments based on one-month USD LIBOR. The fixed interest rate payments received by Waypoint Financial as a result of the swap is passed on to the holder of the Callable CD's, which effectively converts the Callable CD's to variable rate. Each Callable Swap is callable by the counterparty on the same dates that the Callable CD's are callable by Waypoint Financial. Changes in the fair value of the callable interest rate swaps are highly effective in offsetting changes in the fair value of the Callable CD's and as a result, earnings were not impacted by gains or losses on callable interest rate swaps.

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

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     The following table summarizes Waypoint Financial's derivative financial instruments as of December 31, 2002 and December 31, 2001:

                                                       Year of
                                          Number       Maturity       Year of Call     Notional Amount     Fair Value
                                        ----------  ---------------  ---------------  -----------------   ---------------
     As of December 31, 2002:
         Callable interest rate swaps        9         2006-2012        2002-2003     $     110,000,000   $     1,001,000
         Regular interest rate swaps         7         2003-2005            -               300,000,000        12,547,000
         Loan commitments, net             279           2003               -                40,252,000           (16,000)
                                                                                                          ---------------
             Total                                                                                        $    13,532,000
                                                                                                          ===============

     As of December 31, 2001:
         Callable interest rate swaps        8         2006-2011          2002        $     105,000,000   $    (1,203,000)
         Regular interest rate swaps         7         2003-2005            -               300,000,000         5,398,000
         Loan commitments, net             589           2002               -                69,233,000           (60,000)
                                                                                                          ---------------
             Total                                                                                        $     4,135,000
                                                                                                          ===============

     See Note (1) for a discussion of accounting standards relevant to derivative financial instruments.

     During 2002, Waypoint Financial settled two interest rate swaps that did not qualify for hedge accounting treatment. These swaps were acquired during 2002 and had an aggregated notional amount of $400,000,000. Prior to settlement, Waypoint recognized an aggregate increase in fair value of $4,611,000, which was reported in net gain on securities and derivatives.

(23) Waypoint Financial Corp. Financial Information (Parent Company Only)

                                                                December 31,
                                                           ---------------------
Condensed Statements of Financial Condition                  2002         2001
-------------------------------------------                --------     --------
                                                                (unaudited)

Assets:
     Cash                                                 $  13,099    $  24,144
     Marketable securities available for sale                   151        3,732
     Loans receivable                                        16,295       16,645
     Investment in joint ventures                             7,526        5,555
     Investment in bank subsidiary                          433,847      420,771
     Investment in other subsidiaries                         8,508        8,068
     Income taxes receivable                                  3,336        5,298
     Other assets                                             6,956        9,061
                                                          ---------    ---------
         Total assets                                     $ 489,718    $ 493,274
                                                          =========    =========

Liabilities and Stockholders' Equity:
     Other borrowings                                       $ 2,310      $ 2,333
     Deferred tax liability                                   1,513          384
     Accounts payable and other liabilities                     122        4,342
     Trust preferred securities                              29,102            -
     Stockholders' equity                                   456,671      486,215
                                                          ---------    ---------
         Total liabilities and stockholders' equity       $ 489,718    $ 493,274
                                                          =========    =========

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                                                                                 For the years ended December 31,
                                                                                ----------------------------------
Condensed Statements of Income                                                     2002         2001         2000
------------------------------                                                  --------     --------     --------
                                                                                            (unaudited)
Income:
      Dividend income                                                           $ 50,918     $ 15,817     $  5,114
      Interest income                                                              1,040        2,497          728
      Gain (loss) on sale of securities                                              495          (28)      (2,720)
      Income (loss) from joint ventures                                            1,266         (115)      (1,366)
      Other income                                                                   454          368            1
                                                                                --------     --------     --------
          Total income                                                            54,173       18,539        1,757
Expense:
      Interest expense                                                               159          144        1,255
      Other expense                                                                1,310        1,232        1,191
      Merger expense                                                                   -            -       12,361
                                                                                --------     --------     --------
          Total expense                                                            1,469        1,376       14,807
                                                                                --------     --------     --------
Net income before equity in undistributed net income of subsidiaries              52,704       17,163      (13,050)
(Distributions above) equity in undistributed net income of subsidiaries          (5,830)      21,586       18,730
Income tax benefit                                                                  (280)        (389)      (5,015)
                                                                                --------     --------     --------
          Net income                                                            $ 47,154     $ 39,138     $ 10,695
                                                                                ========     ========     ========

                                                                                 For the years ended December 31,
                                                                                ----------------------------------
Condensed Statements of Cash Flows                                                 2002         2001         2000
----------------------------------                                              --------     --------     --------
                                                                                            (unaudited)
Cash flows from operating activities:
     Net income                                                                 $ 47,154     $ 39,138     $ 10,695
     Adjustments to reconcile net income to net cash provided by (used in)
       operating activities:
         Distributions above (equity in) undistributed earnings of subsidiary      5,830      (21,586)     (18,730)
         Net depreciation, amortization, and accretion                                (8)         (53)          (6)
         (Gain) loss on sale of investments                                         (495)          28        2,720
         Equity (income) losses from joint ventures                               (1,266)         115        1,366
         Increase in loan to subsidiary                                                -         (315)        (395)
         Other, net                                                                 (228)     (19,574)       8,007
                                                                                --------     --------     --------
              Net cash provided by (used in) operating activities                 50,987       (2,247)       3,657
                                                                                --------     --------     --------
Cash flows from investing activities:
     Purchase of available-for-sale securities, net                               (1,670)      (3,609)      (2,705)
     Sale of available-for-sale securities, net                                    2,274          689        2,872
     Maturity of available-for-sale securities, net                                3,368        3,334            -
     Principal collected on loans                                                    349          965        1,437
     Disposal of equipment                                                             -            -            5
     Increase in investment in subsidiaries                                         (230)        (574)     (80,161)
     Investment in joint venture                                                    (645)      (1,086)      (2,346)
                                                                                --------     --------     --------
              Net cash provided by (used in) investing activities                  3,446         (281)     (80,898)
                                                                                --------     --------     --------
Cash flows from financing activities:
     Net decrease in borrowings                                                      (23)        (526)     (12,803)
     Proceeds from issuance of trust preferred securities                         29,102            -            -
     Proceeds from issuance of common stock                                            -            -      158,373
     Dividend reinvestment plan                                                     (391)        (282)         398
     Stock option plan                                                             2,308        2,698          304
     Payments to acquire treasury stock                                          (82,897)      (9,561)      (1,301)
     Issuance of treasury stock                                                        -           96        1,242
     Dividends paid                                                              (13,577)     (13,283)      (7,471)
     Establish ESOP                                                                    -            -      (15,640)
                                                                                --------     --------     --------
              Net cash (used in) provided by financing activities                (65,478)     (20,858)     123,102
                                                                                --------     --------     -------
Net (decrease) increase in cash                                                  (11,045)     (23,386)      45,861
Pooling adjustment to conform accounting periods                                       -            -       (1,563)
Cash at the beginning of the period                                               24,144       47,530        3,232
                                                                                --------     --------     --------
Cash at the end of the period                                                   $ 13,099     $ 24,144     $ 47,530
                                                                                ========     ========     ========

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES

(24) Commitments and Contingencies

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

(25) Consolidated Quarterly Financial Data (Unaudited)

                                                                                        2002
                                                            --------------------------------------------------------------
                                                             First            Second             Third            Fourth
                                                            Quarter           Quarter           Quarter           Quarter
                                                            --------          --------          --------          --------
                                                                                     (unaudited)
     Interest income                                        $ 71,783          $ 69,854          $ 69,987          $ 69,510
     Interest expense                                         40,139            39,791            39,459            38,524
                                                            --------          --------          --------          --------
     Net interest income                                      31,644            30,063            30,528            30,986
     Provision for loan loss                                   2,085             3,585             3,085             2,085
     Noninterest income                                        7,214            12,745            11,325             7,712
     Noninterest expense                                      20,718            21,287            21,576            22,442
                                                            --------          --------          --------          --------
     Income before income taxes                               16,055            17,936            17,192            14,171
     Income taxes                                              4,558             5,171             4,919             3,552
                                                            --------          --------          --------          --------
     Net income                                             $ 11,497          $ 12,765          $ 12,273          $ 10,619
                                                            ========          ========          ========          ========
     Basic earnings per share                               $   0.31          $   0.35          $   0.35          $   0.32
                                                            --------          --------          --------          --------
     Diluted earnings per share                             $   0.31          $   0.34          $   0.34          $   0.31
                                                            ========          ========          ========          ========

     During 2002, Waypoint Financial recorded a decrease of $1,759,000 ($1,091,000 net of tax) in the first quarter and increases of $3,392,000 ($2,103,000 net of tax) and $2,978,000 ($1,846,000 net of tax) in the second and third quarter, respectively, in the fair value of derivatives not designated as hedges.

                                                                                        2001
                                                            --------------------------------------------------------------
                                                             First            Second             Third            Fourth
                                                            Quarter           Quarter           Quarter           Quarter
                                                            --------          --------          --------          --------
                                                                                     (unaudited)

Interest income                                             $ 85,135          $ 83,997          $ 80,756          $ 75,586
Interest expense                                              58,077            55,574            51,796            44,682
                                                            --------          --------          --------          --------
Net interest income                                           27,058            28,423            28,960            30,904
Provision for loan loss                                        1,599             2,099             1,599             1,699
Noninterest income                                             5,841             7,746             7,595             8,184
Noninterest expense                                           18,780            19,721            19,153            23,037
                                                            --------          --------          --------          --------
Income before income taxes                                    12,520            14,349            15,803            14,352
Income taxes                                                   3,947             4,382             5,304             4,253
                                                            --------          --------          --------          --------
Net income                                                  $  8,573          $  9,967          $ 10,499          $ 10,099
                                                            ========          ========          ========          ========
Basic earnings per share                                    $   0.23          $   0.27          $   0.28          $   0.27
                                                            --------          --------          --------          --------
Diluted earnings per share                                  $   0.23          $   0.26          $   0.28          $   0.27
                                                            ========          ========          ========          ========

     Waypoint Financial recorded RRP expense of $2,562,000 ($1,819,000 net of tax) and expenses related to ESOP terminations totaling $725,000 ($450,000 net of tax) during the fourth quarter of 2001.

                                    PART III

ITEM 10. Directors and Executive Officers Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

   The "Proposal -- Election of Directors" section of the Registrant's definitive proxy statement for its 2003 annual meeting of stockholders (the "Proxy Statement") is incorporated herein by reference.

ITEM 11. Executive Compensation

   The "Proposal -- Election of Directors" section of the Registrant's Proxy Statement is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

   The "Proposal -- Election of Directors" section of the Registrant's Proxy Statement is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions

   The "Proposal -- Election of Directors" section of the Registrant's Proxy Statement is incorporated herein by reference.

ITEM 14. Controls and Procedures

   (a)  Evalution of Disclosure Controls and Procedures.
        Waypoint Financial's Chief Executive Officer and Chief Financial Officer have concluded that Waypoint Financial's disclosure controls and procedures (as defined in Rule 13a-14(C) under the Securities Exchange Act of 1934, as amended), based on their evaluation of these controls and procedures as of a date within (90) days prior to the filing date of this form 10-K, are effective.

   (b)  Changes in Internal Controls.
        There have been no significant changes in Waypoint Financial's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation thereof, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

     (b) Reports on Form 8-K

     On December 19, 2002, a Current Report on Form 8-K was filed that noted the following events:

        (1) the Company announced the appointment of Randall L. Horst as Class I Director
        (2) the Company announced the issuance of $30 million of Trust Preferred Securities and the authorization to repurchase an additional 5% of outstanding common stock.

     (c) Exhibits

2.1 Agreement and Plan of Reorganization by and between Harris Financial, MHC, Harris Financial, Inc., New Harris Financial, Inc., Harris Savings Bank, York Financial Corp., and York Federal Savings and Loan Association. (Incorporated by Reference to Exhibit 1 to the Current Report on Form 8-K of Harris Financial, Inc. (the predecessor of Waypoint Financial Corp.) filed with the Commission on April 7, 2000 (File No. 0-22399)).

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

10.19 Form of Employment Agreement with David E. Zuern.(2)

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

10.23  The Schedule of Equity Compensation Plan Information of the Registrant's
            Proxy Statement for its 2003 Annual Meeting of Stockholders is incorporated herein by reference.

   (1) This document is not attached with this report but is contained in Waypoint Financial's Report on Form 10-K as filed with the Securities Exchange Commission on March 28, 2003.

   (2) This document is not attached with this report but is contained in Waypoint Financial's Report on Form 10-K as filed with the Securities Exchange Commission on April 12, 2001.

21     Subsidiaries of Waypoint Financial Corp.

23.1   Consent of KPMG LLP

23.2   Consent of Arthur Andersen LLP

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

                                        Waypoint Financial Corp.

Date: March 28, 2003                    By:  /s/ CHARLES C PEARSON, Jr.
                                           ------------------------------------
                                                 Charles C. Pearson, Jr.
                                           Chairman and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                   Signature                                Title                      Date
                   ---------                                -----                      ----
          /s/ CHARLES C. PEARSON, Jr.             Chief Executive Officer and     March 28, 2003
---------------------------------------------     Chairman (Principal
            Charles C. Pearson, Jr.               Executive Officer)


              /s/ DAVID E. ZUERN                  President and Chief             March 28, 2003
---------------------------------------------     Operating Officer
                David E. Zuern

               /s/ JAMES H. MOSS                  Executive Vice-President and    March 28, 2003
---------------------------------------------     Chief Financial Officer
                 James H. Moss                    (Principal Financial and
                                                  Accounting Officer)

              /s/ ROBERT W. PULLO                 Vice-Chairman                   March 28, 2003
---------------------------------------------
                Robert W. Pullo

              /s/ ERNEST P. DAVIS                 Director                        March 28, 2003
---------------------------------------------
                Ernest P. Davis

             /s/ CYNTHIA A. DOTZEL                Director                        March 28, 2003
---------------------------------------------
               Cynthia A. Dotzel

             /s/ RANDALL A. GROSS                 Director                        March 28, 2003
---------------------------------------------
               Randall A. Gross

             /s/ RANDALL L. HORST                 Director                        March 28, 2003
---------------------------------------------
               Randall L. Horst

              /s/ ROBERT A. HOUCK                 Director                        March 28, 2003
---------------------------------------------
                Robert A. Houck

          /s/ WILLIAM E. MCCLURE, Jr.             Director                        March 28, 2003
---------------------------------------------
            William E. McClure, Jr.

              /s/ ROBERT E. POOLE                 Director                        March 28, 2003
---------------------------------------------
                Robert E. Poole

               /s/ BYRON M. REAM                  Director                        March 28, 2003
---------------------------------------------
                 Byron M. Ream

             /s/ ROBERT L. SIMPSON                Director                        March 28, 2003
---------------------------------------------
               Robert L. Simpson

                  Signature                         Title            Date
                  ---------                         -----            ----

          /s/ WILLIAM A. SIVERLING                 Director     March 28, 2003
---------------------------------------------
            William A. Siverling

            /s/ FRANK R. SOURBEER                  Director     March 28, 2003
---------------------------------------------
              Frank R. Sourbeer

           /s/ DONALD B. SPRINGER                  Director     March 28, 2003
---------------------------------------------
             Donald B. Springer