Form 10-Q
period 2003-03-31
WAYPOINT FINANCIAL CORP
filed 2003-05-14
CIK 1034650

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       or

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to_____________

Commission File Number: 0-22399

                            WAYPOINT FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

           PENNSYLVANIA                                          25-1872581
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)

235 North Second Street, P.O. Box 1711, Harrisburg, Pennsylvania        17105
            (Address of principal executive offices)                  (Zip Code)

                                  717-236-4041
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) Yes |X| No | |

      Indicate the number of shares outstanding of each of the Bank's classes of common stock, as of the latest practicable date. 32,665,309 shares of stock, par value of $.01 per share, outstanding at March 31, 2003.

                                    CONTENTS

Part I. Financial Information
   Item 1. Financial Statements
     Consolidated Statements of Financial Condition ............................................       4
     Consolidated Statements of Income .........................................................       5
     Consolidated Statements of Shareholders' Equity ...........................................       6
     Consolidated Statements of Cash Flows .....................................................     7-8
     Notes to Consolidated Financial Statements ................................................    9-14

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
       I.   Forward-Looking Statements .........................................................      15
       II.  Critical Accounting Policies .......................................................   15-16
       III. Market Risk and Interest Rate Sensitivity Management ...............................      16
       IV.  Liquidity ..........................................................................      17
       V.   Capital Resources ..................................................................   17-18
       VI.  Results of Operations
              Comparison for the Three-Month Periods Ended March 31, 2003 and March 31, 2002
                Net Income .....................................................................      18
                Net Interest Income ............................................................   18-20
                Noninterest Income .............................................................      21
                Noninterest Expense ............................................................   21-22
                Provision for Income Taxes .....................................................      22
       VII. Financial Condition
                Marketable Securities ..........................................................      22
                Loans Receivable, Net ..........................................................      23
                Loan Commitments ...............................................................      23
                Loan Quality ...................................................................      23
                Non-Performing Assets ..........................................................      23
                Allowance for Loan Losses ......................................................      24
                Allocation of the Allowance for Loan Losses ....................................      24
                Deposits .......................................................................      25
                Other Borrowings ...............................................................      25

   Item 3. Quantitative and Qualitative Disclosures about Market Risk ..........................      25

   Item 4. Controls and Procedures .............................................................      25

Part II. Other Information .....................................................................      26
   Item 1. Legal Proceedings
   Item 2. Changes in Securities and Use of Proceeds
   Item 3. Defaults Upon Senior Securities
   Item 4. Submission of Matters to a Vote of Security Holders
   Item 5. Other Information
   Item 6. Exhibits and Reports on Form 8-K

Signatures .....................................................................................      27

Exhibits 99.1 through 99.4 - Certifications ....................................................   28-31

Part I. Financial Information.

Part 1, Item 1 Financial Statements.

               (Balance of this page is intentionally left blank)

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition

                                                                       March 31,         December 31,
                                                                          2003               2002
                                                                     --------------     --------------
                                                                     (In thousands, except share data)
                                                                                (Unaudited)
Assets
Cash and cash equivalents                                             $    118,989       $     96,088
Marketable securities available-for-sale                                 2,913,329          2,792,112
Loans receivable, net                                                    2,338,478          2,310,106
Loans held for sale, net                                                    33,666             30,328
Loan servicing rights                                                        2,389              3,167
Investment in real estate and other joint ventures                          18,381             14,811
Premises and equipment, net of accumulated
   depreciation of $40,984 and $41,062                                      48,837             48,826
Accrued interest receivable                                                 25,598             26,585
Goodwill                                                                    10,302             10,302
Other intangible assets                                                      1,556              1,676
Income taxes receivable                                                         --                 72
Other assets                                                                91,213             90,940
                                                                      ------------       ------------
   Total assets                                                       $  5,602,738       $  5,425,013
                                                                      ============       ============

Liabilities and Stockholders' Equity
Deposits                                                              $  2,452,834       $  2,453,390
Other borrowings                                                         2,531,514          2,414,480
Escrow                                                                       4,239              3,348
Accrued interest payable                                                    12,524             10,295
Postretirement benefit obligation                                            2,309              2,310
Deferred tax liability                                                       3,420              6,106
Income taxes payable                                                         3,815                 --
Other liabilities                                                          125,773             49,311
                                                                      ------------       ------------
   Total liabilities                                                     5,136,428          4,939,240
                                                                      ------------       ------------

Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding junior subordinated debentures of
   Waypoint ("Trust Preferred Securities")                                  43,829             29,102

Preferred stock,  10,000,000 shares authorized but unissued
Common stock, $ .01 par value, authorized 100,000,000 shares,
   40,677,839 shares issued and 32,665,309 outstanding
   at March 31, 2003, 40,502,372 shares issued
   and 34,702,206 shares outstanding at December 31, 2002                      406                404
Paid in capital                                                            317,557            315,636
Retained earnings                                                          256,848            249,177
Accumulated other comprehensive income                                       7,781             11,710
Employee stock ownership plan                                              (14,460)           (14,460)
Recognition and retention plans                                             (6,977)            (6,977)
Treasury stock, 8,012,530 shares at March 31, 2003
   and 5,800,166 shares at December 31, 2002                              (138,674)           (98,819)
                                                                      ------------       ------------
    Total stockholders' equity                                             422,481            456,671
                                                                      ------------       ------------
    Total liabilities and stockholders' equity                        $  5,602,738       $  5,425,013
                                                                      ============       ============

See accompanying notes to consolidated financial statements.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                        Consolidated Statements of Income

                                                                      Three Months Ended March 31,
                                                                   ---------------------------------
                                                                       2003                 2002
                                                                   ------------         ------------
                                                                   (In thousands, except share data)
                                                                              (Unaudited)
Interest Income:
  Loans                                                             $   37,394           $   43,224
  Marketable securities and interest-earning cash                       28,415               28,559
                                                                    ----------           ----------
       Total interest income                                            65,809               71,783
                                                                    ----------           ----------
Interest Expense:
  Deposits and escrow                                                   14,484               18,968
  Borrowed funds                                                        20,853               21,171
                                                                    ----------           ----------
       Total interest expense                                           35,337               40,139
                                                                    ----------           ----------
       Net interest income                                              30,472               31,644
Provision for loan losses                                                2,421                2,085
                                                                    ----------           ----------
       Net interest income after provision for loan losses              28,051               29,559
                                                                    ----------           ----------
Noninterest Income:
  Banking service and account fees                                       3,389                2,830
  Financial services fees                                                2,045                1,987
  Residential mortgage banking                                           1,303                  702
  Bank-owned life insurance                                              1,146                1,203
  Gain on securities and derivatives, net                                1,873                  324
  Other                                                                   (327)                 168
                                                                    ----------           ----------
      Total noninterest income                                           9,429                7,214
                                                                    ----------           ----------
Noninterest Expense:
  Salaries and benefits                                                 11,317               11,047
  Equipment expense                                                      1,771                1,770
  Occupancy expense                                                      1,922                1,562
  Marketing                                                              1,091                  998
  Amortization of intangible assets                                        120                  490
  Outside services                                                       1,267                1,080
  Communications and supplies                                            1,326                1,222
  Other                                                                  2,953                2,549
                                                                    ----------           ----------
     Total noninterest expense                                          21,767               20,718
                                                                    ----------           ----------
  Income before income taxes                                            15,713               16,055
  Income tax expense                                                     4,331                4,558
                                                                    ----------           ----------
      Net income                                                    $   11,382           $   11,497
                                                                    ==========           ==========

  Basic earnings per share                                          $     0.35           $     0.31
                                                                    ==========           ==========
  Diluted earnings per share                                        $     0.34           $     0.31
                                                                    ==========           ==========

See accompanying notes to consolidated financial statements.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity

                                                                                                        EMPLOYEE      RECOGNITION
                                                                                        ACCUMULATED       STOCK           AND
                                                COMMON        PAID IN       RETAINED   COMPREHENSIVE    OWNERSHIP      RETENTION
                                                STOCK         CAPITAL       EARNINGS   INCOME (LOSS)       PLAN        PLAN (RRP)
                                               --------       --------      --------   -------------    ---------      -----------
                                                                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                                                                   (UNAUDITED)
Balance at December 31, 2001                   $    402       $312,009      $215,600      $   (280)      $(15,640)      $ (9,954)

 Net income                                                                   11,497
 Dividends paid at $.10 per share                                             (3,728)
 Exercised stock options (64,026 shares)                           287
 Unrealized losses on securities, net of
   income tax of $(2,355)                                                                   (3,551)
 Comprehensive income
 Earned portion of RRP                                                                                                      (135)
 Treasury stock purchased (1,360,420
   shares)
Dividend reinvestment plan, net                                    (89)
                                               --------       --------      --------      --------       --------       --------
Balance at March 31, 2002                      $    402       $312,207      $223,369      $ (3,831)      $(15,640)      $(10,089)
                                               ========       ========      ========      ========       ========       ========

Balance at December 31, 2002                   $    404       $315,636      $249,177      $ 11,710       $(14,460)      $ (6,977)

 Net income                                                                   11,382
 Dividends paid at $.11 per share                                             (3,711)
 Exercised stock options (175,467 shares)             2          1,522
 Unrealized losses on securities, net of
   income tax of $(2,664)                                                                  (3,929)
 Comprehensive income
 Tax benefit on exercised options                                  497
 Treasury stock purchased (2,212,364
   shares)
 Dividend reinvestment plan, net                                   (98)
                                               --------       --------      --------      --------       --------       --------
 Balance at March 31, 2003                     $    406       $317,557      $256,848      $  7,781       $(14,460)      $ (6,977)
                                               ========       ========      ========      ========       ========       ========

                                               TREASURY                     COMPREHENSIVE
                                                 STOCK          TOTAL          INCOME
                                               ---------      ---------     -------------
Balance at December 31, 2001                   $ (15,922)     $ 486,215

 Net income                                                      11,497       $  11,497
 Dividends paid at $.10 per share                                (3,728)
 Exercised stock options (64,026 shares)                            287
 Unrealized losses on securities, net of
   income tax of $(2,355)                                        (3,551)         (3,551)
                                                                              ---------
 Comprehensive income                                                         $   7,946
                                                                              =========
 Earned portion of RRP                                             (135)
 Treasury stock purchased (1,360,420
   shares)                                      (21,328)        (21,328)
Dividend reinvestment plan, net                                     (89)
                                              ---------       ---------
Balance at March 31, 2002                     $ (37,250)      $ 469,168
                                              =========       =========

Balance at December 31, 2002                  $ (98,819)      $ 456,671
 Net income                                                      11,382       $  11,382
 Dividends paid at $.11 per share                                (3,711)
 Exercised stock options (175,467 shares)                         1,524
 Unrealized losses on securities, net of
   income tax of $(2,664)                                        (3,929)         (3,929)
                                                                              ---------
 Comprehensive income                                                         $   7,453
                                                                              =========
 Tax benefit on exercised options                                   497
 Treasury stock purchased (2,212,364
   shares)                                      (39,855)        (39,855)
 Dividend reinvestment plan, net                                    (98)
                                              ---------       ---------
 Balance at March 31, 2003                    $(138,674)      $ 422,481
                                              =========       =========

See accompanying notes to consolidated financial statements.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                                 For the Three Months Ended
                                                                                          March 31,
                                                                                -----------------------------
                                                                                    2003              2002
                                                                                -----------       -----------
                                                                                       (In thousands)
                                                                                         (Unaudited)
Cash flows from operating activities:
   Net income                                                                   $    11,382       $    11,497
   Adjustments to reconcile net income to net cash provided by operating activities:
        Provision for loan losses                                                     2,421             2,085
        Net depreciation, amortization and accretion                                  1,864             1,780
        Loans originated for sale                                                  (129,021)         (109,180)
        Proceeds from sales of loans originated for sale                            127,565           112,901
        Origination of loan servicing rights                                           (161)             (706)
        Net gain on loans and securities                                             (3,755)           (1,270)
        Gain on the sale of foreclosed real estate                                      (96)             (168)
        Loss from joint ventures                                                      1,007               160
        Decrease in accrued interest receivable                                         987             5,227
        Increase in accrued interest payable                                          2,229             1,831
        Amortization of intangibles                                                     120               490
        Earned ESOP expense                                                             447               407
        Earned RRP expense                                                              621               869
        Loss on the sale of premises and equipment                                       --                65
        Benefit for deferred income tax                                              (2,686)           (2,275)
        Increase in income taxes payable                                              3,887             1,236
        Other, net                                                                    2,315             6,948
                                                                                -----------       -----------
            Net cash provided by operating activities                                19,126            31,897
                                                                                -----------       -----------

Cash flows from investing activities:
   Proceeds from maturities, sales, and principal reductions
      of marketable securities                                                      891,145           386,328
   Proceeds from sales of marketable securities                                     124,511           210,591
   Purchase of marketable securities                                             (1,039,847)         (626,182)
   Loan originations less principal payments on loans                               (56,526)           79,901
   Investments in real estate held for investment and other joint ventures           (4,469)             (477)
   Proceeds on real estate and premises and equipment                                   699               672
   Purchases of premises and equipment, net                                          (1,579)             (627)
                                                                                -----------       -----------
      Net cash (used in) provided by investing activities                           (86,066)           50,206

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (continued)

                                                                 For the Three Months Ended
                                                                          March 31,
                                                                 ---------------------------
                                                                    2003             2002
                                                                 ----------       ----------
                                                                       (In thousands)
                                                                         (Unaudited)
Cash flows from financing activities:
   Net (decrease) increase in deposits                                 (556)          33,638
   Proceeds from other borrowings                                   265,000          249,000
   Payments and maturities of other borrowings                     (200,008)        (470,000)
   Net increase in other short term borrowings                       51,935           87,326
   Net increase in escrow                                               891            1,095
   Net proceeds from issuance of Trust Preferred Securities          14,719               --
   Dividend reinvestment plan                                           (98)             (89)
   Cash dividends                                                    (3,711)          (3,728)
   Payments to acquire treasury stock                               (39,855)         (21,328)
   Proceeds from the exercise of stock options                        1,524              422
                                                                 ----------       ----------
      Net cash provided by (used in) financing activities            89,841         (123,664)
                                                                 ----------       ----------

      Net increase (decrease) in cash and cash equivalents           22,901          (41,561)

Cash and cash equivalents at beginning of period                     96,088          116,583
                                                                 ----------       ----------

Cash and cash equivalents at end of period                       $  118,989       $   75,022
                                                                 ==========       ==========

Supplemental disclosures:

Cash paid during the period for:
    Interest on deposits, advances and other borrowings
       (includes interest credited to deposit accounts)          $   33,108       $   38,307
    Income taxes                                                        246            3,363

Cash received during the period for:
    Income taxes                                                        253               --

Non-cash investing activities:
      Transfers from loans to foreclosed real estate                    493              691

See accompanying notes to financial statements.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
    (All dollar amounts presented in the tables are in thousands, except per share data)
                                   (Unaudited)

(1) Summary of Significant Accounting Policies

The Consolidated Financial Statements include the accounts of Waypoint Financial Corp. ("Waypoint Financial", "the Company", or "the Registrant") and its wholly-owned subsidiaries Waypoint Bank, Waypoint Financial Investment Corporation, New Service Corporation, Waypoint Service Corporation, Waypoint Brokerage Services, Inc., Waypoint Insurance Group, Inc., and Lenders Support Group, Inc. Waypoint Bank is the sole owner of the following subsidiaries:
Waypoint Investment Corporation, H.S. Service Corporation, First Harrisburg Service Corporation, and C.B.L. Service Corporation. All significant intercompany transactions and balances are eliminated in consolidation.

The accompanying interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the results of interim periods, have been made. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003 or any other interim period.

The accounting policies followed in the presentation of interim financial results are consistent with those followed on an annual basis. These policies are presented on pages 50 through 80 of the 2002 Annual Report on Form 10-K.

(2) Recently Issued Accounting Guidance

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. Waypoint Financial adopted the recognition and measurement provisions of this Interpretation effective on January 1, 2003, with immaterial impact on Waypoint Financial's financial condition or results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to interests in variable interest entities created after January 31, 2003, and to interests in variable interest entities obtained after January 31, 2003. For public enterprises such as Waypoint Financial, with an interest in a variable interest entity created before February 1, 2003, the Interpretation is applied to the enterprise no later than the end of the first annual reporting period beginning after June 15, 2003. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that an enterprise will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. The application of this Interpretation has not had and is not expected to have a material effect on Waypoint Financial's financial condition or results of operations.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
    (All dollar amounts presented in the tables are in thousands, except per share data)
                                   (Unaudited)

(3) Stock-Based Compensation

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS 148). SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation" (SFAS 123) to provide alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Waypoint Financial has not elected to change to the fair-value method of accounting for stock-based compensation but has complied with the disclosure requirements herein.

Waypoint Financial accounts for the Option Plans under Accounting Principles Board Opinion No. 25, and, accordingly, compensation expense generally has not been recognized in the accompanying financial statements. Had compensation expense for these plans been recorded in the financial statements of Waypoint Financial consistent with the fair value provisions of Statement 123, net income and net income per share would have been reduced to the following pro-forma amounts (in thousands, except per-share data):

                                   For the three     For the three
                                   Months ended      Months ended
                                  March 31, 2003    March 31, 2002
                                  --------------    --------------
    Net Income:
        As reported                     $ 11,382          $ 11,497
        Pro forma                       $ 11,054          $ 10,908
    Basic earnings per share
        As reported                     $   0.35          $   0.31
        Pro forma                       $   0.34          $   0.30
    Diluted earnings per share
        As reported                     $   0.34          $   0.31
        Pro forma                       $   0.33          $   0.29

(4) Earnings Per Share

The following table shows the calculation of basic and diluted earnings per share.

                                                                                                     Per Share
                                                                   Income           Shares            Amount
                                                                 -----------       ----------       -----------
For the three months ended March 31, 2003
   Basic earnings per share                                      $    11,382       32,193,000       $      0.35
   Dilutive effect of management and director stock options                           920,000             (0.01)
                                                                 -----------       ----------       -----------
   Diluted earnings per share                                    $    11,382       33,113,000       $      0.34
                                                                 ===========       ==========       ===========
For the three months ended March 31, 2002
   Basic earnings per share                                      $    11,497       36,897,000       $      0.31
   Dilutive effect of management and director stock options                           819,000                --
                                                                 -----------       ----------       -----------
   Diluted earnings per share                                    $    11,497       37,716,000       $      0.31
                                                                 ===========       ==========       ===========

Excluded from the computation of diluted earnings per share were anti-dilutive options of 79,068 shares at March 31, 2003 and 165,087 shares at March 31, 2002 because the exercise prices were greater than the average market price of the common shares during the respective period.

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

(5) Marketable Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for available-for-sale securities by major security type were as follows:

                                                                As of March 31, 2003
                                             -----------------------------------------------------------
                                                               Gross           Gross
                                                             Unrealized      Unrealized
                                             Amortized        Holding         Holding            Fair
                                                Cost           Gains           Losses           Value
                                             ----------      ----------      ----------       ----------
U.S. Government and agencies                 $  294,811      $    6,460      $       --       $  301,271
Corporate bonds                                  78,088              81          (9,921)          68,248
Municipal securities                             93,281           4,458            (175)          97,564
FHLB stock                                      114,665              --              --          114,665
Equity securities                               137,503           4,534              --          142,037
Asset-backed securities                          58,628           1,108              --           59,736
Mortgage-backed securities:
  Commercial                                     25,029              13              --           25,042
  Agency PC's & CMO's                           982,894           5,969            (956)         987,907
  Private issue CMO's                         1,114,025           4,739          (1,905)       1,116,859
                                             ----------      ----------      ----------       ----------
    Total mortgage-backed securities          2,121,948          10,721          (2,861)       2,129,808
                                             ----------      ----------      ----------       ----------
    Total securities available for sale      $2,898,924      $   27,362      $  (12,957)      $2,913,329
                                             ==========      ==========      ==========       ==========

                                                             As of December 31, 2002
                                             -----------------------------------------------------------
                                                               Gross           Gross
                                                             Unrealized      Unrealized
                                             Amortized        Holding         Holding            Fair
                                                Cost           Gains           Losses           Value
                                             ----------      ----------      ----------       ----------
Available for sale:
  U.S. Government and agencies               $  337,316      $    7,469      $      (16)      $  344,769
  Corporate bonds                                78,089              78         (10,951)          67,216
  Municipal securities                           94,235           4,475              --           98,710
  FHLB stock                                    109,807              --              --          109,807
  Equity securities                             125,173           6,260            (507)         130,926
  Asset-backed securities                        43,677           1,167              --           44,844
  Mortgage-backed securities:
    Commercial                                   23,599             803              --           24,402
    Agency PC's & CMO's                       1,054,131           7,948          (1,229)       1,060,850
    Private issue CMO's                         905,110           5,976            (498)         910,588
                                             ----------      ----------      ----------       ----------
      Total mortgage-backed securities        1,982,840          14,727          (1,727)       1,995,840
                                             ----------      ----------      ----------       ----------
      Total securities available for sale    $2,771,137      $   34,176      $  (13,201)      $2,792,112
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

(6) Loans Receivable, Net

The following table presents the composition of loans receivable, net, as of the dates indicated:

                                                              March 31,        December 31,
                                                                2003               2002
                                                            ------------       ------------
Residential mortgage loans (principally conventional):
   Secured by 1-4 family residences                         $    568,914       $    697,505
   Construction (net of undistributed
      Portion of $26,750 and $27,535)                             19,576             23,636
                                                            ------------       ------------
                                                                 588,490            721,141
Less:
   Unearned discount                                                  81                 95
   Net deferred loan origination fees                              3,394              3,616
                                                            ------------       ------------
         Total residential mortgage loans                        585,015            717,430
                                                            ------------       ------------

Commercial loans:
   Commercial real estate                                        600,529            563,138
   Commercial business                                           352,662            332,253
   Construction and site development
      (net of undistributed portion of
      $14,538 and $15,974)                                        24,048             23,724
                                                            ------------       ------------
                                                                 977,239            919,115
Less:
   Net deferred loan origination fees                              1,753              1,308
                                                            ------------       ------------
         Total commercial loans                                  975,486            917,807
                                                            ------------       ------------

Consumer and other loans:
   Manufactured housing                                          102,627            106,098
   Home equity and second mortgage                               463,920            360,102
   Indirect automobile                                           145,140            138,530
   Other                                                          70,660             74,289
                                                            ------------       ------------
                                                                 782,347            679,019
Plus:
   Net deferred loan origination fees                             (1,667)            (2,489)
   Dealer reserve                                                 25,195             25,845
                                                            ------------       ------------
      Total consumer and other loans                             805,875            702,375
                                                            ------------       ------------
Less: Allowance for loan losses                                   27,898             27,506
                                                            ------------       ------------
Loans receivable, net                                       $  2,338,478       $  2,310,106
                                                            ============       ============

Loans having a carrying value of $1,024,719,000 were pledged as collateral for FHLB advances at March 31, 2003.

Waypoint Financial conducts certain residential mortgage banking activities including the origination of mortgage loans for securitization or sale to investors and the servicing of mortgage loans for investors. Waypoint Financial also occasionally sells loans from its portfolio in the ordinary course of business.

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans totaled $427,023,000 at March 31, 2003 and $476,990,000 at December 31, 2002.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
    (All dollar amounts presented in the tables are in thousands, except per share data)
                                   (Unaudited)

Waypoint Financial's investment in loan servicing rights is included in the accompanying consolidated statement of financial condition. Waypoint Financial did not purchase or sell any mortgage servicing rights during the three-month periods ended March 31, 2003 and 2002.

Waypoint Financial sold mortgage loans totaling $125,683,000 and $111,954,000 during the three-month periods ended March 31, 2003 and March 31, 2002, respectively. Waypoint Financial did not exchange loans for mortgage-backed securities during the three-month periods ended March 31, 2003 and 2002.

Investor custodial balances maintained in connection with the foregoing mortgage servicing rights totaled $8,772,000 at March 31, 2003 and $10,831,000 at December 31, 2002.

(7) Deposits

The following table presents the composition of deposits, as of the dates indicated:

                                 March 31,       December 31,
                                   2003              2002
                               ------------      ------------
Savings                        $    261,686      $    250,780
Time                              1,374,499         1,452,973
Transaction                         469,287           379,211
Money market                        347,362           370,426
                               ------------      ------------
     Total deposits            $  2,452,834      $  2,453,390
                               ============      ============

(8) Other Borrowings

The following table presents the composition of Waypoint Financial's other borrowings as of the dates indicated:

                                 March 31,       December 31,
                                   2003              2002
                               ------------      ------------
FHLB advances                  $  2,181,658      $  2,041,558
Repurchase agreements               344,832           372,897
Other                                 5,024                25
                               ------------      ------------
  Total other borrowings       $  2,531,514      $  2,414,480
                               ============      ============

(9) Other Liabilities

Other liabilities includes securities in process of $100,899,000 as of March 31, 2003 and no corresponding amount as of December 31, 2002. Securities in process represent securities acquired in the ordinary course of business that have not settled as of the dates presented.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
    (All dollar amounts presented in the tables are in thousands, except per share data)
                                   (Unaudited)

(10) Supplemental Schedule of Noninterest Income and Noninterest Expense

During the current quarter, Waypoint Financial revised certain categories of noninterest income as they appear on the Consolidated Statements of Income to more effectively differentiate the primary sources of Waypoint's revenue. Also, Waypoint Financial revised certain categories of noninterest expense to refine the aggregation of certain expense classifications. Amounts have been reclassified for all periods presented in this report. The schedule below presents the components of noninterest income and noninterest expense under the revised classifications for the three month periods noted.

                                                                           Three months ended
                                              -------------------------------------------------------------------------------
                                                March 31,      December 31,     September 30,      June 30,        March 31,
                                                  2003             2002             2002             2002            2002
                                              ------------     ------------     -------------    ------------    ------------
                                                                      (Dollar amounts in thousands)
Noninterest Income:
   Banking service and account fees           $      3,389     $      3,576     $      3,403     $      3,156    $      2,830
   Financial services fees                           2,045            1,751            1,806            1,649           1,987
   Residential mortgage banking                      1,303            1,455              (61)           1,143             702
   Bank-owned life insurance                         1,146            1,183            1,126            1,178           1,203
   Gain on securities and derivatives, net           1,873              469            4,352            3,952             324
   Other                                              (327)            (722)             699            1,667             168
                                              ------------     ------------     ------------     ------------    ------------
        Total noninterest income              $      9,429     $      7,712     $     11,325     $     12,745    $      7,214
                                              ============     ============     ============     ============    ============

Noninterest Expense:
   Salaries and benefits                      $     11,317     $     11,613     $     11,173     $     10,999    $     11,047
   Equipment expense                                 1,771            1,716            1,780            1,789           1,770
   Occupancy expense                                 1,922            1,792            1,641            1,574           1,562
   Marketing                                         1,091              969            1,097            1,183             998
   Amortization of intangible assets                   120              120              490              490             490
   Outside services                                  1,267            1,207            1,203            1,177           1,080
   Communications and supplies                       1,326            1,377            1,185            1,102           1,222
   Other                                             2,953            3,648            3,007            2,973           2,549
                                              ------------     ------------     ------------     ------------    ------------
        Total noninterest expense             $     21,767     $     22,442     $     21,576     $     21,287    $     20,718
                                              ============     ============     ============     ============    ============

(11) Acquisition

On April 1, 2003, Waypoint Financial announced the acquisition of privately-held e3 Consulting, Inc. based in Mechanicsburg, Pennsylvania. This company develops custom-tailored executive and employee benefit programs and qualified retirement plans for businesses throughout the Mid-Atlantic region. Following the acquisition, this company is doing business as Waypoint Benefits Consulting. The price for this purchase acquisition totaled $6,000,000 paid on April 1, 2003 plus earn-out consideration to be paid annually through the five-year period ended March 31, 2008 if certain financial performance targets are achieved.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying interim consolidated financial statements for Waypoint Financial Corp. and Subsidiaries. This discussion should be read in conjunction with the 2002 Annual Report on Form 10-K. Current performance does not guarantee and may not be indicative of similar performance in the future.

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

Goodwill. Waypoint Financial has goodwill that is subject to annual impairment evaluation under SFAS 142. Waypoint Financial applies the market approach under SFAS 142 for impairment measurement which is highly sensitive to underlying assumptions. Changes in assumptions and results due to economic conditions, industry factors and reporting unit performance and cash flow projections could result in different assessments of the fair values of reporting units and could result in impairment charges in the future.

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

                                 As of March 31, 2003                      As of December 31, 2002
                      ----------------------------------------     ----------------------------------------
    Change in          Percent change               Net             Percent change               Net
 Interest rates        in net interest           portfolio          in net interest           portfolio
(In basis points)        income (1)              ratio (2)            income (1)              ratio (2)
-----------------     -----------------      -----------------     -----------------      -----------------
      +300                   3.26%                  4.78%                 6.95%                  5.29%
      +200                   2.39                   5.57                  5.22                   5.91
      +100                   1.30                   6.10                  3.62                   6.20
         0                     --                   6.01                    --                   6.30
      (100)                 (2.72)                  5.28                 (3.45)                  5.27
      (200)                 (5.55)                  3.93                 (6.74)                  3.72

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

Simulation results are influenced by a number of estimates and assumptions with regard to embedded options, prepayment behaviors, pricing strategies and cashflows. At March 31, 2003 and December 31, 2002, both net interest income variability and net portfolio ratio results were within limits established by the Board of Directors. Also, as of these dates, the net portfolio ratio fell within the "minimal risk" category established under OTS guidelines for interest rate risk measurement.

IV. Liquidity

Waypoint Financial meets its liquidity needs by either reducing its assets or increasing its liabilities. Sources of asset liquidity include short-term investments, securities available for sale, maturing and repaying loans, and monthly cash flows from mortgage-backed securities. The loan portfolio provides an additional source of liquidity due to Waypoint Financial's participation in the secondary mortgage market and resulting ability to sell loans as necessary. Waypoint Financial also meets its liquidity needs by attracting deposits and utilizing borrowing arrangements with the FHLB of Pittsburgh and the Federal Reserve Bank of Philadelphia for short and long- term loans as well as other short-term borrowings. Waypoint Financial also occasionally uses brokered deposits to supplement other sources of funds to the extent such deposits are determined to have more favorable interest cost and risk characteristics at the time of purchase relative to other sources of funding.

During the three months ended March 31, 2003, securities available for sale increased $121.2 million and loans receivable, net increased by $28.4 million. Within securities available for sale, $100.9 million of securities were acquired on a trade date basis but did not settle as of March 31, 2003, and therefore such amounts were offset by securities in process, which is included in other liabilities. Funding for Waypoint Financial's asset growth was provided by growth in borrowings totaling $117.0 million as deposits decreased by $.6 million. Waypoint Financial also acquired treasury stock totaling $39.9 million, which was funded by growth in borrowings and in part by $14.7 million of proceeds from the issuance of additional trust preferred securities. At March 31, 2003, Waypoint Financial had $2,181.7 million in FHLB loans outstanding, an increase of $140.1 million during the three months then ended.

Waypoint Bank is required by OTS regulations to maintain sufficient liquidity to ensure its safe and sound operation. Waypoint Bank had sufficient liquidity during the quarters ended March 31, 2003 and March 31, 2002. The sources of liquidity previously discussed are deemed by management to be sufficient to fund outstanding loan commitments and meet other obligations.

V. Capital Resources

Stockholders' equity at March 31, 2003, totaled $422.5 million compared to $456.7 million at December 31, 2002, a decrease of $34.2 million. Stockholders' equity was increased by net income of $11.4 million and by stock option exercises totaling $1.9 million. Offsetting these increases were cash dividends of $3.7 million, a decrease in Waypoint Financial's unrealized losses on available for sale securities of $3.9 million, net of tax, and treasury stock purchases of $39.9 million.

Under OTS regulations a savings association must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements. At March 31, 2003, and December 31, 2002, Waypoint Bank met all three minimum capital requirements to be well capitalized.

RISK-BASED CAPITAL RATIOS AND LEVERAGE RATIOS

         WAYPOINT BANK                                         Minimum Requirement     Minimum Requirement to
                                           Actual             for Capital Adequacy      be "Well Capitalized"
                                     -------------------      --------------------     ----------------------
      As of March 31, 2003           Amount        Ratio        Amount      Ratio        Amount      Ratio
      --------------------           ------        -----        ------      -----        ------      -----
                                 (in thousands)             (in thousands)           (in thousands)
 Total Capital
   (to Risk Weighted Assets)        $435,734        12.6%    $277,009         8.0%    $346,262        10.0%
 Tier 1 Capital
   (to Risk Weighted Assets)         405,796        11.7      138,505         4.0      207,757         6.0
 Tier 1 Capital
   (to Average Assets)               405,796         7.6      214,495         4.0      268,119         5.0

    As of December 31, 2002
    -----------------------
 Total Capital
    (to Risk Weighted Assets)       $441,066        13.7%    $257,395         8.0%    $321,744        10.0%
 Tier 1 Capital
   (to Risk Weighted Assets)         410,953        12.8      128,697         4.0      193,046         6.0
 Tier 1 Capital
   (to Average Assets)               410,953         7.8      210,333         4.0      262,916         5.0

      A reconciliation of Waypoint Bank's regulatory capital to capital using accounting principles generally accepted in the United States (GAAP) as of March 31, 2003 follows:

                                                                                          TIER 1
                                                                          TANGIBLE        (CORE)       RISK-BASED
                                                                          CAPITAL        CAPITAL        CAPITAL
                                                                         ----------     ----------     ----------
GAAP capital at Waypoint Financial                                       $  422,481     $  422,481     $  422,481
Capital attributed to affiliates                                              2,008          2,008          2,008
                                                                         ----------     ----------     ----------
GAAP capital at Waypoint Bank                                               424,489        424,489        424,489
Capital adjustments:
     Unrealized gains, net of taxes, on securities available for sale        (8,505)        (8,505)        (8,505)
     Allowance for loan losses                                                   --             --         27,898
     Certain intangible assets                                              (10,152)       (10,152)       (10,152)
     Disallowed servicing assets                                                (36)           (36)           (36)
     Allowable unrealized gains, net of taxes, on equity securities
      available for sale                                                         --             --          2,040
                                                                         ----------     ----------     ----------
     Regulatory capital at Waypoint Bank                                 $  405,796     $  405,796     $  435,734
                                                                         ==========     ==========     ==========

VI. Results of Operations

COMPARISON FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2003 AND MARCH 31, 2002

NET INCOME

Net income for the three months ended March 31, 2003 was $11.4 million or $.34 per share as compared to $11.5 million or $.31 per share for the three months ended March 31, 2002. The increase in net income per share of $.03 resulted from treasury stock repurchases during 2002 and the first quarter of 2003, which substantially reduced the amount of equivalent shares outstanding. The calculation of earnings per share is presented in Note 4 of the accompanying Notes to Consolidated Financial Statements. The following paragraphs include a discussion of the components of net income.

NET INTEREST INCOME

Waypoint Financial's principle source of revenue is net interest income, which represents the difference between interest income generated by earning assets such as loans and marketable securities and interest expense on interest-bearing liabilities such as deposits and borrowings. Net interest income can be significantly impacted by movements in market interest rates.

Net interest income before provision for loan losses totaled $30.5 million for the three months ended March 31, 2003, which represents a decrease of $1.1 million or 3.5% from $31.6 million for the three months ended March 31, 2002. Provision expense for loan losses increased $.3 million to $2.4 million for the three months ended March 31, 2003 from $2.1 million for the comparable prior period. Waypoint Financial's provision expense and allowance for loan losses are discussed in further detail in the Asset Quality section of this report.

Table 1 presents, on a tax-equivalent basis, Waypoint Financial's average asset and liability balances, interest rates, interest income and interest expense for each of the three-month periods ended March 31, 2003 and March 31, 2002. Table 2 presents a rate-volume analysis of changes in net interest income on a tax-equivalent basis for the three-month periods ended March 31, 2003 and March 31, 2002.

TABLE 1  AVERAGE BALANCE SHEETS, RATES AND INTEREST INCOME AND EXPENSE SUMMARY

                                                                            For the three months ended,
                                                       --------------------------------------------------------------------------
                                                                   March 31, 2003                        March 31, 2002
                                             Rate      --------------------------------------------------------------------------
                                            as of                                   Average                              Average
                                           March 31,    Average                      Yield/     Average                   Yield/
                                             2003       Balance     Interest (2)      Cost      Balance    Interest (2)    Cost
                                          ----------   ----------   ------------    -------   ----------   ------------  --------
                                                                   (All dollar amounts are in thousands)
Assets:
Interest-earning assets:
  Loans, net (1) (5)                            6.25%  $2,361,672    $   37,394        6.39%  $2,484,813    $   43,389       6.98%
  Marketable securities - taxable               4.20    2,625,689        27,082        4.33    2,402,896        27,024       4.50
  Marketable securities - tax-free              7.34       93,157         1,800        7.73       94,387         1,960       8.31
  Other interest-earning assets                 1.19       64,155           163        1.19       56,002           261       1.86
                                          ----------   ----------    ----------      ------   ----------    ----------    -------
Total interest-earning assets                   5.23    5,144,673        66,439        5.24    5,038,098        72,634       5.77
                                          ----------                 ----------      ------                 ----------    -------
Noninterest-earning assets                                207,778                                206,519
                                                       ----------                             ----------
Total assets                                           $5,352,451                             $5,244,617
                                                       ==========                             ==========
Liabilities and stockholders' equity:
Interest-bearing liabilities:
  Savings deposits                              0.50   $  257,399           314        0.45   $  224,220           696       1.24
  Time deposits                                 3.59    1,398,769        13,020        3.78    1,502,267        16,217       4.32
  Transaction and money market deposits         0.64      766,422         1,141        0.60      811,871         2,047       1.01
  Escrow                                        0.87        3,866             9        0.89        5,811             8       0.55
  Borrowed funds                                3.64    2,437,649        20,853        3.41    2,179,470        21,171       3.89
                                          ----------   ----------    ----------      ------   ----------    ----------    -------
Total interest-bearing liabilities              2.97    4,864,105        35,337        2.92    4,723,639        40,139       3.40
                                          ----------                 ----------      ------                 ----------    -------
Noninterest-bearing liabilities                            37,910                                 37,910
                                                       ----------                             ----------
Total liabilities                                       4,902,015                              4,761,549
Stockholders' equity                                      450,436                                483,068
                                                       ----------                             ----------
Total liabilities and
  stockholders' equity                                 $5,352,451                             $5,244,617
                                                       ==========                             ==========

Net interest income, tax-equivalent                                     31,102                                  32,495
Interest rate spread, tax-equivalent (3)        2.26%                                  2.32%                                 2.37%
                                          ==========                                 ======                               =======
Net interest-earning assets                            $  280,568                             $  314,459
                                                       ==========                             ==========
Net interest margin, tax-equivalent (4)                                                2.47%                                 2.58%
                                                                                     ======                               =======
Ratio of interest-earning assets
  to interest-bearing liabilities                            1.06x                                  1.07x
                                                       ==========                             ==========

Adjustment to reconcile tax-equivalent
   net interest income to net interest income                              (630)                                  (851)

Net interest income before                                           ----------                             ----------
   provision for loan losses                                         $   30,472                             $   31,644
                                                                     ==========                             ==========

(1) Includes net income (expense) recognized on deferred loan fees and costs of $633,000 for the three months ended March 31, 2003, and $(262,000) for the three months ended March 31, 2002.

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

TABLE 2  RATE/VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                               Three Months Ended March 31, 2003
                                                         Compared to
                                               Three Months Ended March 31, 2002
                                                      Increase (Decrease)
                                            ---------------------------------------
                                              Volume         Rate            Net
                                            ---------      ---------      ---------
                                                 (Dollar amounts in thousands)
Interest-earning assets:
  Loans, net                                $  (2,082)     $  (3,913)     $  (5,995)
  Marketable securities - taxable               2,387         (2,329)            58
  Marketable securities - tax-free                (25)          (135)          (160)
  Other interest-earning assets                    33           (131)           (98)
                                            ---------      ---------      ---------
  Total interest-earning assets                   313         (6,508)        (6,195)
                                            ---------      ---------      ---------
Interest-bearing liabilities:
  Savings deposits                                 90           (472)          (382)
  Time deposits                                (1,060)        (2,137)        (3,197)
  Transaction and money market deposits          (110)          (796)          (906)
  Escrow                                           (3)             4              1
  Borrowed funds                                2,379         (2,696)          (317)
                                            ---------      ---------      ---------
  Total interest-bearing liabilities            1,296         (6,097)        (4,801)
                                            ---------      ---------      ---------
Change in net interest income               $    (983)     $    (411)     $  (1,394)
                                            =========      =========      =========

As presented in Table 1, the net interest margin ratio on a tax-equivalent basis was 2.47% for the quarter ended March 31, 2003 as compared to 2.58% for the quarter ended March 31, 2002. During 2002 and the first quarter of 2003, historically-low mortgage loan interest rates prompted rapid mortgage loan refinancing. This lowering rate environment, along with an asset-sensitive interest rate risk position, resulted in asset yield decreases that outpaced decreases in deposit and borrowing rates. Although Waypoint Financial experienced excellent growth in commercial and consumer loans during 2002 and the first quarter of 2003, total average loans decreased $123.1 million as mortgage loans continued to refinance rapidly and Waypoint Financial sold most of its residential mortgage loan originations into the secondary market at gains. The portion of the mortgage loan asset decrease not offset by commercial and consumer loan growth was replaced with comparatively lower yielding marketable securities, lowering the net interest margin. Also, as Waypoint Financial continued to execute disciplined pricing in its gathering of deposits, total average deposits decreased $115.8 million, with replacement funding coming primarily from borrowings. Waypoint Financial believes this disciplined deposit pricing and a focus on increasing lower-cost core deposits is essential to long term profitable growth.

NONINTEREST INCOME

As discussed in Note 10 of the accompanying Notes to Consolidated Financial Statements, Waypoint Financial revised certain categories of noninterest income as they appear on the Consolidated Statements of Income. The table below presents a comparison of noninterest income for the three month periods ended March 31, 2003 and 2002.

TABLE 3  CHANGES IN NONINTEREST INCOME

                                                     Three months ended March 31
                                            -------------------------------------------------
                                              2003          2002        Change           %
                                            --------      --------     --------      --------
                                                     (Dollar amounts in thousands)
Banking services and account fees           $  3,389      $  2,830     $    559          19.8%
Financial services fees                        2,045         1,987           58           2.9
Residential mortgage banking                   1,303           702          601          85.6
Bank-owned life insurance                      1,146         1,203          (57)         (4.7)
Gain on securities and derivatives, net        1,873           324        1,549         478.1
Other                                           (327)          168         (495)       (294.6)
                                            --------      --------     --------      --------
Total                                       $  9,429      $  7,214     $  2,215          30.7%
                                            ========      ========     ========      ========

Noninterest income was $9.4 million for the quarter ended March 31, 2003, up $2.2 million or 30.6% from $7.2 million for the quarter ended March 31, 2002. Notable changes in the quarter ended March 31, 2003 versus the quarter ended March 31, 2002 included:

      - Banking service and account fees totaled $3.4 million, up $.6 million on increased monthly service charges, commercial deposit fees and increased overdraft and NSF fees.

      - Financial services fees totaled $2.0 million, up $.1 million. Within this category, insurance fees were $1.2 million, up $.3 million on increased title insurance and property and casualty insurance sales. Trust fee income also increased $.1 million. These increases were partially offset by a decrease of $.3 million in retail brokerage fees on decreased sales of alternative investment products.

      - Residential mortgage banking income totaled $1.3 million, up $.6 million. Within this category, net gains on the sale of loans totaled $1.9 million, up $.9 million on historically-high refinancing activity during the current quarter. Increases in loan selling gains were partially offset by a $.3 million increase in net loss on loan servicing. The rapid refinancing of mortgage loans serviced for others resulted in decreased servicing revenue and increased expense from the amortization of capitalized loan servicing rights. Waypoint also recorded negative adjustments of $.2 million in the current quarter due to a decline in the fair value of mortgage loan servicing rights.

      - Gains on securities and derivatives were $1.9 million in the current quarter, up $1.5 million. During the comparable prior quarter, Waypoint Financial recognized a $1.8 million loss on the fair value of an interest rate swap that did not qualify for hedge accounting treatment.

      - Other noninterest income totaled a net loss of $.3 million, down $.5 million. Losses from low income housing partnerships increased $.9 million, although these partnership losses were substantially offset by tax credits and deductions totaling $.7 million that were applied to reduce corporate income tax expense during the quarter.

NONINTEREST EXPENSE

As discussed in Note 10 of the accompanying Notes to Consolidated Financial Statements, Waypoint Financial revised certain categories of noninterest expense as they appear on the Consolidated Statements of Income. The following table presents a comparison of noninterest expense for the three month periods ended March 31, 2003 and 2002.

TABLE 4 CHANGES IN NONINTEREST EXPENSE

                                                 Three months ended March 31
                                      ------------------------------------------------
                                        2003         2002        Change          %
                                      --------     --------     --------      --------
                                                (Dollar amounts in thousands)
Salaries and benefits                 $ 11,317     $ 11,047     $    270           2.4%
Equipment expense                        1,771        1,770            1           0.1
Occupancy expense                        1,922        1,562          360          23.0
Marketing                                1,091          998           93           9.3
Amortization of intangible assets          120          490         (370)        (75.5)
Outside services                         1,267        1,080          187          17.3
Communications and supplies              1,326        1,222          104           8.5
Other                                    2,953        2,549          404          15.8
                                      --------     --------     --------      --------
Total                                 $ 21,767     $ 20,718     $  1,049           5.1%
                                      ========     ========     ========      ========

Noninterest expense was $21.8 million for the quarter ended March 31, 2003, up $1.1 million or 5.3% from $20.7 million for the quarter ended March 31, 2002. Notable changes in the quarter ended March 31, 2003 relative to the quarter ended March 31, 2002 included:

      - Salaries and benefits expense totaled $11.3 million, up $.2 million. Increases for annual merit raises, staffing increases in the banking group and increased benefits expense for health insurance and employer matching contributions for Waypoint's defined contribution retirement plan ("401K plan") were partially offset by increased cost deferrals on higher consumer loan origination volume.

      - Occupancy expense increased $.4 million on increase utilities, repairs and maintenance expenses associated with the recent harsh winter conditions.

      - Amortization of other intangible assets was down $.3 million as identified intangible assets associated with certain Maryland branches became fully amortized in September, 2002.

      - Other noninterest expense totaled $3.0 million, up $.4 million from the comparable prior quarter. Loan expenses were up $.2 million on increased portfolio and origination volume and charitable contributions were also up $.2 million. Waypoint received educational tax credits in the current quarter to offset most of the increase in contributions expense.

PROVISION FOR INCOME TAXES

Income tax expense for the current quarter totaled $4.3 million, or an effective tax rate of 27.6% on income before taxes of $15.7 million. This compares to income taxes of $4.6 million and an effective tax rate of 28.4% for the comparable prior quarter. The improvement in the effective tax rate resulted primarily from increased tax credits recognized on low income housing partnership investments and educational contributions.

VII. Financial Condition

MARKETABLE SECURITIES

Marketable securities, excluding the Federal Home Loan Bank cash account, totaled $2.913 billion at March 31, 2003 and $2.792 billion at December 31, 2002. This increase of $121.2 million during the three months ended March 31, 2003 included advance purchases of securities totaling $100.9 million that were made to partly offset anticipated prepayments on mortgage backed securities and a related tightening of supply for acceptable investment instruments. Note (5) of the Notes to Consolidated Financial Statements presents the composition of the marketable securities portfolio as of March 31, 2003 and December 31, 2002.

LOANS RECEIVABLE, NET

Waypoint Financial continued to increase the weighting of commercial and consumer loans in the loan portfolio during the quarter ended March 31, 2003. Commercial loans increased $58.1 million or 6.3% and consumer and other loans increased $103.3 million or 15.2%. Waypoint Financial attributes the substantial growth in the consumer loan portfolio primarily to a special program for home equity loans that was implemented to mitigate the effects of rapid mortgage prepayments. Residential mortgage loans decreased $132.6 million or 18.4% as Waypoint Financial continued to sell substantially all residential mortgage originations and prepayments continued at a historically high level on mortgage loans held in portfolio. The composition of loans receivable, net is included in Note (6) of the accompanying Notes to Consolidated Financial Statements.

LOAN COMMITMENTS

Waypoint Financial issues loan commitments to prospective borrowers conditioned on the occurrence of certain events. Commitments are made in writing on specified terms and conditions and are generally honored for up to 60 days from approval. Waypoint Financial had loan commitments and unadvanced loans and lines of credit totaling $689.8 million at March 31, 2003 and $638.5 million at December 31, 2002.

LOAN QUALITY

Despite continuing uncertainty with respect to the national economy during the quarter ended March 31, 2003, Waypoint Financial continued to maintain excellent credit quality in its loan portfolio. Management attributes this performance to strong underwriting standards and credit and collections management, as well as a diversified economy in its local market area. Waypoint Financial follows a comprehensive loan policy that details credit underwriting, credit management and loan loss provisioning techniques.

NON-PERFORMING ASSETS

The following table sets forth information regarding non-accrual loans, loans delinquent 90 days or more and still accruing, and other non-performing assets as of the dates indicated:

                                                                 As of              As of
                                                            March 31, 2003     December 31, 2002
                                                            --------------     -----------------
                                                                  (Amounts in thousands)
Non-accrual residential mortgage loans                          $    736           $    792
Non-accrual commercial loans                                       8,078              9,331
Non-accrual other loans                                              117                126
                                                                --------           --------
     Total non-accrual loans                                       8,931             10,249
Loans 90 days or more delinquent and still accruing                8,891              9,743
                                                                --------           --------
     Total non-performing loans                                   17,822             19,992

Total foreclosed other assets                                        442                505
Total foreclosed real estate                                         512                492
                                                                --------           --------
     Total non-performing assets                                $ 18,776           $ 20,989
                                                                ========           ========

     Total non-performing loans to total loans                      0.79%              0.86%
                                                                ========           ========

     Allowance for loan losses to non-performing loans            156.54%            137.59%
                                                                ========           ========

     Total non-performing assets to total assets                    0.34%              0.39%
                                                                ========           ========

ALLOWANCE FOR LOAN LOSSES

The following table summarizes the activity in Waypoint Financial's allowance for loan losses for the periods indicated:

                                       As of or for the      As of or for the      As of or for the
                                      three months ended    three months ended    twelve months ended
                                        March 31, 2003        March 31, 2002       December 31, 2002
                                      ------------------    ------------------    -------------------
                                                          (Amounts in thousands)
Balance at beginning of period             $ 27,506              $ 23,069              $ 23,069
Provision for loan losses                     2,421                 2,085                10,840

Charge-offs:
   Residential mortgage loans                  (220)                 (368)                 (853)
   Commercial loans                            (977)                 (395)               (2,766)
   Consumer and other loans                  (1,275)               (1,128)               (4,257)
                                           --------              --------              --------
      Total charge-offs                      (2,472)               (1,891)               (7,876)
                                           --------              --------              --------
Recoveries:
   Residential mortgage loans                    13                    32                   275
   Commercial loans                             263                   155                   374
   Consumer and other loans                     167                   224                   824
                                           --------              --------              --------
      Total recoveries                          443                   411                 1,473
                                           --------              --------              --------
            Net charge-offs                  (2,029)               (1,480)               (6,403)
                                           --------              --------              --------

Balance at end of period                   $ 27,898              $ 23,674              $ 27,506
                                           ========              ========              ========
Annualized net charge-offs
   to average loans outstanding                0.34%                 0.24%                 0.27%
                                           ========              ========              ========
Allowance for loan losses as
   a percentage of total loans                 1.18%                 0.99%                 1.18%
                                           ========              ========              ========

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

The following table sets forth the composition of the allowance for loan losses as of the dates indicated:

                                    As of March 31, 2003             As of December 31, 2002
                                ---------------------------------------------------------------
                                                (Dollar amounts in thousands)

                                                 % of Total                         % of Total
                                  Amount          Reserves           Amount          Reserves
                                -----------      -----------       -----------      -----------
Residential mortgage loans      $       997             3.57%      $     1,201             4.37%
Commercial loans                     18,667            66.91            19,235            69.93
Consumer and other loans              5,303            19.01             4,424            16.08
General                               2,931            10.51             2,646             9.62
                                -----------      -----------       -----------      -----------
     Total                      $    27,898           100.00%      $    27,506           100.00%
                                ===========      ===========       ===========      ===========

DEPOSITS

Waypoint Financial's deposit portfolio remained at approximately $2.453 billion as of March 31, 2003. Within the deposit portfolio, Waypoint Financial experienced substantial growth in its lower-cost savings and transaction deposits, which increase a combined $101.0 million or 16.0%. Time deposits and money market accounts decreased a combined $101.5 million or 5.6% as Waypoint Financial continued to manage its cost of funds by allowing these higher cost retail deposits to run off. The composition of the deposit portfolio is included in Note (7) of the accompanying Notes to Consolidated Financial Statements.

OTHER BORROWINGS

Other borrowings increased to $2.532 billion as of March 31, 2003, up $117.0 million from $2.414 billion as of December 31, 2002. This increase came primarily in FHLB advances, which increased $140.1 million to $2.182 billion as of March 31, 2003. Note (8) of the accompanying Notes to Consolidated Financial Statements presents the composition of borrowings as of March 31, 2003 and December 31, 2002.

Item 3 Quantitative and Qualitative Disclosures about Market Risk

Reference Item 2, Section III.

Item 4 Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

      Waypoint Financial's Chief Executive Officer and Chief Financial Officer have concluded that Waypoint Financial's disclosure controls and procedures (as defined in Rule 13a-14(C) under the Securities Excnange Act of 1934, as amended), based on their evaluation of these controls and procedures as of a date within (90) days prior to the filing date of this Form 10-Q, are effective.

(b)   Changes in Internal Controls

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

              (b) Reports on Form 8-K

                  1. Incorporated by reference, the Company's Report on Form 8-K dated January 29, 2003, reported the completion of its third stock repurchase program and announced the initiation of repurchases under a fourth stock repurchase program.

                  2. Incorporated by reference, the Company's Report on Form 8-K dated February 11, 2003, reported the completion of its fourth stock repurchase program and presented information pursuant to Regulation FD with respect to an analyst presentation by Charles C. Pearson, Jr., Chairman and Chief Executive Officer and David E. Zuern, President and Chief Operating Officer.

                  3. Incorporated by reference, the Company's Report on Form 8-K dated February 20, 2003, announced the authorization of a fifth stock repurchase program.

                  4. Incorporated by reference, the Company's Report on Form 8-K dated March 13, 2003, announced the issuance of Trust Preferred Securities.

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

Dated: May 14, 2003