Form 10-Q
period 2003-06-30
WAYPOINT FINANCIAL CORP
filed 2003-08-14
CIK 1034650

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       or

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

         Indicate the number of shares outstanding of each of the Bank's classes of common stock, as of the latest practicable date. 32,110,290 of stock, par
                                                    ------------------------
value of $.01 per share, outstanding at June 30, 2003.
------------------------------------------------------

                                    CONTENTS

 Part I. Financial Information
   Item 1.       Financial Statements (Unaudited)
     Consolidated Statements of Financial Condition...................................................................    4
     Consolidated Statements of Income................................................................................    5
     Consolidated Statements of Shareholders' Equity..................................................................    6
     Consolidated Statements of Cash Flows............................................................................  7-8
     Notes to Consolidated Financial Statements....................................................................... 9-15

   Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations
     I.       Forward-Looking Statements..............................................................................    16
     II.      Critical Accounting Policies............................................................................ 16-17
     III.     Market Risk and Interest Rate Sensitivity Management....................................................    17
     IV.      Liquidity...............................................................................................    18
     V.       Capital Resources....................................................................................... 18-19
     VI.      Results of Operations
              Comparison for the Three-Month Periods Ended June 30, 2003 and June 30, 2002
                Net Income............................................................................................    19
                Net Interest Income................................................................................... 19-22
                Noninterest Income....................................................................................    23
                Noninterest Expense...................................................................................    24
                Provision for Income Taxes............................................................................    24
              Comparison for the Six-Month Periods Ended June 30, 2003 and June 30, 2002
                Net Income............................................................................................    25
                Net Interest Income...................................................................................    25
                Noninterest Income....................................................................................    25
                Noninterest Expense...................................................................................    26
                Provision for Income Taxes............................................................................    26
     VII.     Financial Condition
                Marketable Securities.................................................................................    26
                Loans Receivable, Net.................................................................................    26
                Loan Commitments......................................................................................    26
                Loan Quality..........................................................................................    27
                Non-Performing Assets.................................................................................    27
                Allowance for Loan Losses.............................................................................    28
                Allocation of the Allowance for Loan Losses...........................................................    28
                Deposits..............................................................................................    28
                Other Borrowings......................................................................................    29

   Item 3.    Quantitative and Qualitative Disclosures about Market Risk..............................................    29

   Item 4.    Controls and Procedures.................................................................................    29

Part II. Other Information............................................................................................ 30-31
   Item 1.       Legal Proceedings
   Item 2.       Changes in Securities and Use of Proceeds
   Item 3.       Defaults Upon Senior Securities
   Item 4.       Submission of Matters to a Vote of Security Holders
   Item 5.       Other Information
   Item 6.       Exhibits and Reports on Form 8-K

Signatures............................................................................................................    32

Exhibits  - Certifications............................................................................................ 33-36

Part I.  Financial Information.


Part 1, Item 1    Financial Statements.


               (Balance of this page is intentionally left blank)

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition

                                                                               June 30,         December 31,
                                                                                 2003               2002
                                                                           ------------------  ----------------
                                                                            (In thousands, except share data)
                                                                                       (Unaudited)
      Assets
      Cash and cash equivalents                                                  $   118,638       $    96,088
      Marketable securities available-for-sale                                     2,878,814         2,792,112
      Loans receivable, net                                                        2,379,562         2,310,106
      Loans held for sale, net                                                        38,333            30,328
      Loan servicing rights                                                            2,188             3,167
      Investment in real estate and other joint ventures                              18,455            14,811
      Premises and equipment, net of accumulated
         depreciation of $42,526 and $41,062                                          48,249            48,826
      Accrued interest receivable                                                     25,037            26,585
      Goodwill                                                                        14,785            10,302
      Other intangible assets                                                          2,998             1,676
      Other assets                                                                   112,304            91,012
                                                                           ------------------  ----------------
         Total assets                                                            $ 5,639,363       $ 5,425,013
                                                                           ==================  ================

      Liabilities and Stockholders' Equity
      Deposits                                                                   $ 2,581,661       $ 2,453,390
      Other borrowings                                                             2,459,577         2,414,480
      Escrow                                                                           4,968             3,348
      Accrued interest payable                                                        10,255            10,295
      Postretirement benefit obligation                                                2,307             2,310
      Deferred tax liability                                                           2,577             6,106
      Income taxes payable                                                             2,680                 -
      Other liabilities                                                              108,953            49,311
                                                                           ------------------  ----------------
         Total liabilities                                                         5,172,978         4,939,240
                                                                           ------------------  ----------------

      Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding junior subordinated debentures of
         Waypoint ("Trust Preferred Securities")                                      43,839            29,102

      Preferred stock, 10,000,000 shares authorized but unissued
      Common stock, $ .01 par value, authorized 100,000,000 shares,
         40,687,433 shares issued and 32,110,290 outstanding
         at June 30, 2003, 40,502,372 shares issued
         and 34,702,206 shares outstanding at December 31, 2002                          407               404
      Paid in capital                                                                318,921           315,636
      Retained earnings                                                              265,148           249,177
      Accumulated other comprehensive income                                           8,330            11,710
      Employee stock ownership plan                                                  (14,460)          (14,460)
      Recognition and retention plans                                                 (6,723)           (6,977)
      Treasury stock, 8,577,143 shares at June 30, 2003
         and 5,800,166 shares at December 31, 2002                                  (149,077)          (98,819)
                                                                           ------------------  ----------------
          Total stockholders' equity                                                 422,546           456,671
                                                                           ------------------  ----------------
          Total liabilities and stockholders' equity                             $ 5,639,363       $ 5,425,013
                                                                           ==================  ================


      See accompanying notes to consolidated financial statements.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                        Consolidated Statements of Income

                                                        Three Months Ended June 30,        Six Months Ended June 30,
                                                       -------------------------------   -------------------------------
                                                           2003             2002             2003             2002
                                                       --------------   --------------   --------------   --------------
                                                                      (In thousands, except share data)
                                                                                 (Unaudited)
Interest Income:
  Loans                                                    $  37,198        $  41,767        $  74,592         $ 84,991
  Marketable securities and interest-earning cash             27,352           28,087           55,767           56,646
                                                       --------------   --------------   --------------   --------------
       Total interest income                                  64,550           69,854          130,359          141,637
                                                       --------------   --------------   --------------   --------------

Interest Expense:
  Deposits and escrow                                         13,465           18,260           27,949           37,228
  Borrowed funds                                              20,669           21,531           41,522           42,702
                                                       --------------   --------------   --------------   --------------
       Total interest expense                                 34,134           39,791           69,471           79,930
                                                       --------------   --------------   --------------   --------------

       Net interest income                                    30,416           30,063           60,888           61,707
Provision for loan losses                                      2,064            3,585            4,485            5,670
                                                       --------------   --------------   --------------   --------------
       Net interest income after provision for loan
         losses                                               28,352           26,478           56,403           56,037
                                                       --------------   --------------   --------------   --------------

Noninterest Income:
  Banking service and account fees                             3,924            3,156            7,313            5,986
  Financial services fees                                      2,348            1,649            4,393            3,636
  Residential mortgage banking                                 1,297            1,143            2,600            1,845
  Bank-owned life insurance                                    1,142            1,178            2,288            2,381
  Gain on securities and derivatives, net                      3,717            3,952            5,590            4,276
  Other                                                       (1,601)           1,667           (1,928)           1,835
                                                       --------------   --------------   --------------   --------------
      Total noninterest income                                10,827           12,745           20,256           19,959
                                                       --------------   --------------   --------------   --------------

Noninterest Expense:
  Salaries and benefits                                       11,597           10,999           22,914           22,047
  Equipment expense                                            1,849            1,789            3,620            3,559
  Occupancy expense                                            1,829            1,574            3,751            3,136
  Marketing                                                    1,215            1,183            2,306            2,181
  Amortization of intangible assets                              192              490              312              980
  Outside services                                             1,312            1,177            2,579            2,257
  Communications and supplies                                  1,296            1,102            2,622            2,324
  Other                                                        3,276            2,973            6,229            5,522
                                                       --------------   --------------   --------------   --------------
     Total noninterest expense                                22,566           21,287           44,333           42,006
                                                       --------------   --------------   --------------   --------------
  Income before income taxes                                  16,613           17,936           32,326           33,990
  Income tax expense                                           5,068            5,171            9,399            9,729
                                                       --------------   --------------   --------------   --------------
      Net Income                                           $  11,545        $  12,765        $  22,927         $ 24,261
                                                       ==============   ==============   ==============   ==============

  Basic earnings per share                                 $    0.37        $    0.35        $    0.72         $   0.66
                                                       ==============   ==============   ==============   ==============
  Diluted earnings per share                               $    0.36        $    0.34        $    0.70         $   0.65
                                                       ==============   ==============   ==============   ==============

See accompanying notes to consolidated financial statements.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity

                                                                            EMPLOYEE  RECOGNITION
                                                               ACCUMULATED   STOCK       AND
                                  COMMON   PAID IN  RETAINED  COMPREHENSIVE OWNERSHIP  RETENTION  TREASURY            COMPREHENSIVE
                                  STOCK    CAPITAL  EARNINGS   INCOME (LOSS)  PLAN     PLAN (RRP)  STOCK     TOTAL     INCOME (LOSS)
                                 --------- -------- ---------  ------------ ---------  ---------  --------- ---------  ------------
                                                          (IN THOUSANDS, EXCEPT SHARE DATA)
                                                                     (UNAUDITED)
 Balance at December 31, 2001      $  402 $ 312,009  $215,600     $   (280) $(15,640)  $ (9,954)  $ (15,922)  $486,215

 Net income                                            24,261                                                   24,261      $24,261
 Dividends paid at $.20 per
  share                                                (7,506)                                                  (7,506)
 Exercised stock options
  (140,899 shares)                      2       944                                                                946
 Unrealized gains on
  securities, net of
  income tax of $4,425                                               8,218                                       8,218        8,218
                                                                                                                          ----------
 Comprehensive income                                                                                                     $  32,479
                                                                                                                          ==========
 Earned portion of RRP                                                                     (135)                  (135)
 Treasury stock purchased
  (1,942,833 shares)                                                                                (31,791)   (31,791)
 Dividend reinvestment plan, net               (173)                                                              (173)
                                 --------- -------- ---------  ------------ ---------  ---------  ---------- ----------
 Balance at June 30, 2002          $  404  $312,780  $232,355     $  7,938  $(15,640)  $(10,089)  $ (47,713)  $480,035
                                 ========= ======== =========  ============ =========  =========  ==========  =========


 Balance at December 31, 2002      $  404  $315,636  $249,177     $ 11,710  $(14,460)  $ (6,977)  $ (98,819)  $456,671

 Net income                                            22,927                                                   22,927      $22,927
 Dividends paid at $.22 per
  share                                                (6,956)                                                  (6,956)
 Exercised stock options
  (185,061 shares)                       3    2,795                                                               2,798
 Unrealized losses on
  securities, net of
  income tax of $(2,567)                                            (3,380)                                     (3,380)      (3,380)
                                                                                                                          ---------
 Comprehensive income                                                                                                     $  19,547
                                                                                                                          =========
 Earned portion of RRP                                                                      254                    254
 Tax benefit on exercised
   options                                     675                                                                 675
 Treasury stock purchased
   (2,776,977 shares)                                                                               (50,258)   (50,258)
 Dividend reinvestment plan, net             (185)                                                                (185)
                                 --------- -------- ---------- ------------ ---------- ---------- ----------  ----------
 Balance at June 30, 2003          $  407  $318,921  $265,148     $  8,330  $(14,460)  $ (6,723)  $(149,077)  $ 422,546
                                 ========= ======== ========== ============ ========== ========== ==========  ==========

See accompanying notes to consolidated financial statements.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                                   For the Six Months Ended
                                                                                           June 30,
                                                                            ---------------------------------------
                                                                                  2003                 2002
                                                                            -----------------   -------------------
                                                                                        (In thousands)
                                                                                         (Unaudited)
Cash flows from operating activities:
   Net income                                                                   $     22,927           $    24,261
   Adjustments to reconcile net income to net cash provided by operating activities:
        Provision for loan losses                                                      4,485                 5,670
        Net depreciation, amortization and accretion                                   3,982                 3,102
        Loans originated for sale                                                   (250,299)             (167,452)
        Proceeds from sales of loans originated for sale                             245,708               195,990
        Origination of loan servicing rights                                            (525)                 (853)
        Net gain on loans and securities                                             (10,101)               (5,923)
        Gain on the sale of foreclosed real estate                                     (146)                  (394)
        Loss (gain) from joint ventures                                                2,747                (1,137)
        Decrease in accrued interest receivable                                        1,548                 1,779
        Decrease in accrued interest payable                                            (40)                  (452)
        Amortization of intangibles                                                      312                   980
        Earned ESOP expense                                                            1,111                   884
        Earned RRP expense                                                             1,242                 1,744
        Loss on the sale of premises and equipment                                         -                    72
        Provision for deferred income tax                                             (3,529)                5,217
        Increase in income taxes payable                                               2,752                 1,357
        Other, net                                                                     2,066                 5,730
                                                                            -----------------   -------------------
            Net cash provided by operating activities                                 24,240                70,575
                                                                            -----------------   -------------------

Cash flows from investing activities:
   Proceeds from maturities and principal reductions
      of marketable securities                                                     1,747,085               600,278
   Proceeds from sales of marketable securities available for sale                   323,073               473,791
   Purchase of marketable securities                                              (2,070,689)           (1,118,016)
   Loan (originations) net of principal payments on loans                           (102,058)               91,585
   Investments in real estate held for investment and other joint
    ventures                                                                          (6,255)               (1,418)
   Proceeds on real estate and premises and equipment                                  1,054                 1,971
   Purchases of premises and equipment, net                                           (2,494)               (3,058)
   Acquisition of business                                                            (6,000)                    -
                                                                            -----------------   -------------------
      Net cash (used in) provided by investing activities                           (116,284)                45,133

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (continued)

                                                                                   For the Six Months Ended
                                                                                           June 30,
                                                                            ---------------------------------------
                                                                                  2003                 2002
                                                                            -----------------   -------------------
                                                                                        (In thousands)
                                                                                         (Unaudited)
Cash flows from financing activities:
   Proceeds from deposits                                                            117,781                 5,507
   Proceeds from other borrowings                                                    340,000               399,000
   Payments and maturities of other borrowings                                      (353,392)             (730,000)
   Net increase in other short term borrowings                                        48,467               210,789
   Net increase in escrow                                                              1,620                 1,717
   Net proceeds from issuance of Trust Preferred Securities                           14,719                     -
   Dividend reinvestment plan                                                           (185)                 (173)
   Cash dividends                                                                     (6,956)               (7,506)
   Payments to acquire treasury stock                                                (50,258)              (31,791)
   Proceeds from the exercise of stock options                                         2,798                   946
                                                                            -----------------   -------------------
      Net cash provided by (used in) financing activities                            114,594              (151,511)
                                                                            -----------------   -------------------

      Net increase (decrease) in cash and cash equivalents                            22,550               (35,803)

Cash and cash equivalents at beginning of period                                      96,088               116,583
                                                                            -----------------   -------------------
Cash and cash equivalents at end of period                                        $  118,638           $    80,780
                                                                            =================   ===================


Supplemental disclosures:

Cash paid during the period for:
    Interest on deposits, advances and other borrowings
      (includes interest credited to deposit accounts)                            $   69,511           $    80,382
    Income taxes                                                                       7,246                 8,365

Cash received during the period for:
    Income taxes                                                                  $      255           $         -

Non-cash investing activities:
     Transfers from loans to foreclosed real estate                               $      826           $     1,039

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

The accompanying interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the results of interim periods, have been made. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003 or any other interim period.

The accounting policies followed in the presentation of interim financial results are consistent with those followed on an annual basis. These policies are presented on pages 50 through 80 of the 2002 Annual Report on Form 10-K.

(2) Recently Issued Accounting Guidance

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to interests in variable interest entities created after January 31, 2003. For public enterprises such as Waypoint Financial, with an interest in a variable interest entity created before February 1, 2003, the Interpretation is applied to the enterprise no later than the end of the first annual or interim reporting period beginning after June 15, 2003. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that an enterprise will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. The application of this Interpretation is not expected to result in consolidation of any variable interest entities.

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. Waypoint Financial is currently assessing the impact SFAS 149 may have on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS No. 150). SFAS 150 establishes standards for the classification and measurement of financial instruments with characteristics of both liabilities and equity. This standard is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective beginning in the third quarter of 2003. Waypoint Financial's adoption of SFAS 150 will result in a reclasssification of the Trust Preferred Securities to liabilities in the consolidated statements of financial condition. Payments on the Trust Preferred Securities will continue to be classified as interest expense in the consolidated statements of income.

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

                                             For the three month periods             For the six month periods
                                                   ended June 30,                         ended June 30,
                                          ----------------------------------     ----------------------------------
                                               2003               2002                2003               2002
                                          ---------------    ---------------     ---------------    ---------------
    Net Income
        As reported                              $11,545            $12,765             $22,927            $24,261
        Deduct: Total stock-based
          employee compensation
          expense determined under
          fair value based method
          for all awards,(1) net of
          related tax effects                       (264)              (589)               (588)            (1,177)
                                                 -------            -------             -------            -------
        Pro forma                                $11,281            $12,176             $22,339            $23,084
    Basic earnings per share
        As reported                                $0.37              $0.35               $0.72              $0.66
        Pro forma                                  $0.36              $0.34               $0.71              $0.63
    Diluted earnings per share
        As reported                                $0.36              $0.34               $0.70              $0.65
        Pro forma                                  $0.35              $0.33               $0.69              $0.62

-------------------

    (1) All awards refers to awards granted, modified, or settled in fiscal periods beginning December 15, 1994 - that is, awards for which the fair value was required to be measured under Statement 123.

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

                                                                                                Per Share
                                                                   Income          Shares         Amount
                                                              ----------------------------------------------
For the three months ended June 30, 2003:
  Basic earnings per share:
        Income available to common shareholders                     $   11,545      31,133,635      $ 0.37
        Dilutive effect of employee and director
         stock options                                                                 925,950       (0.01)
                                                              ----------------------------------------------
   Diluted earnings per share:
        Income available to common shareholders
           plus assumed conversions                                 $   11,545      32,059,585      $ 0.36
                                                              ==============================================

For the three months ended June 30, 2002:
  Basic earnings per share:
        Income available to common shareholders                     $   12,765      36,113,692      $ 0.35
        Dilutive effect of employee and director
          stock options                                                              1,120,276       (0.01)
                                                              ----------------------------------------------
   Diluted earnings per share:
        Income available to common shareholders
           plus assumed conversions                                 $   12,765      37,233,968      $ 0.34
                                                              ==============================================


                                                                                                Per Share
                                                                   Income          Shares         Amount
                                                              ----------------------------------------------
For the six months ended June 30, 2003:
  Basic earnings per share:
        Income available to common shareholders                     $   22,927      31,660,168      $ 0.72
        Dilutive effect of employee and director
          stock options                                                                924,689       (0.02)
                                                              ----------------------------------------------
   Diluted earnings per share:
        Income available to common shareholders
           plus assumed conversions                                 $   22,927      32,584,857      $ 0.70
                                                              ==============================================

For the six months ended June 30, 2002:
  Basic earnings per share:
        Income available to common shareholders                     $   24,261      36,503,406      $ 0.66
        Dilutive effect of employee and director
          stock options                                                                979,371       (0.01)
                                                              ----------------------------------------------
   Diluted earnings per share:
        Income available to common shareholders
           plus assumed conversions                                 $   24,261      37,482,777      $ 0.65
                                                              ==============================================

Excluded from the computation of diluted earnings per share were anti-dilutive options of 57,502 shares and 77,534 shares for the three months ended June 30, 2003 and June 30, 2002, respectively, and 136,570 shares and 242,621 shares for the six months ended June 30, 2003 and June 30, 2002, respectively, because the exercise prices were greater than the average market price of the common shares during the respective period.

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

(5) Marketable Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for available-for-sale securities by major security type were as follows:

                                                                   As of June 30, 2003
                                              ---------------------------------------------------------------
                                                                   Gross           Gross
                                                                Unrealized      Unrealized
                                                 Amortized        Holding         Holding          Fair
                                                   Cost            Gains          Losses           Value
                                               --------------------------------------------------------------
      U.S. Government and agencies               $   322,541       $   6,488      $    (104)     $   328,925
      Corporate bonds                                 66,357               -         (6,452)          59,905
      Municipal securities                            89,206           5,179            (96)          94,289
      FHLB stock                                     112,595               -              -          112,595
      Equity securities                              152,486           3,543            (68)         155,961
      Asset-backed securities                         31,629              56             (9)          31,676
      Mortgage-backed securities:
        Agency PC's & CMO's                          668,003           4,395         (1,176)         671,222
        Private issue CMO's                        1,420,921           3,723           (403)       1,424,241
                                               --------------  --------------  --------------  --------------
          Total mortgage-backed securities         2,088,924           8,118         (1,579)       2,095,463
                                               --------------  --------------  --------------  --------------
          Total securities available for sale    $ 2,863,738       $  23,384      $  (8,308)     $ 2,878,814
                                               ==============  ==============  ==============  ==============

                                                                 As of December 31, 2002
                                              ---------------------------------------------------------------
                                                                   Gross          Gross
                                                                Unrealized     Unrealized
                                                 Amortized        Holding        Holding           Fair
                                                   Cost            Gains         Losses            Value
                                               --------------------------------------------------------------
      U.S. Government and agencies               $   337,316       $   7,469     $      (16)     $   344,769
      Corporate bonds                                 78,089              78        (10,951)          67,216
      Municipal securities                            94,235           4,475              -           98,710
      FHLB stock                                     109,807               -              -          109,807
      Equity securities                              125,173           6,260           (507)         130,926
      Asset-backed securities                         43,677           1,167              -           44,844
      Mortgage-backed securities:
        Commercial                                    23,599             803              -           24,402
        Agency PC's & CMO's                        1,054,131           7,948         (1,229)       1,060,850
        Private issue CMO's                          905,110           5,976           (498)         910,588
                                               --------------  --------------   ------------    -------------
          Total mortgage-backed securities         1,982,840          14,727         (1,727)       1,995,840
                                               --------------  --------------   ------------    -------------
          Total securities available for sale    $ 2,771,137       $  34,176     $  (13,201)     $ 2,792,112
                                               ==============  ==============   ============    =============

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
          (All dollar amounts presented in the tables are in thousands, except per share data)
                                   (Unaudited)

(6) Loans Receivable, Net

The following table presents the composition of loans receivable, net, as of the dates indicated:

                                                                   June 30,            December 31,
                                                                     2003                  2002
                                                               -----------------     -----------------
     Residential mortgage loans (principally conventional):
        Secured by 1-4 family residences                            $   473,191           $   697,505
        Construction (net of undistributed
           portion of $30,729 and $27,535)                               24,604                23,636
                                                               -----------------     -----------------
                                                                        497,795               721,141
     Less:
        Unearned discount                                                    68                    95
        Net deferred loan origination fees                                2,947                 3,616
                                                               -----------------     -----------------
              Total residential mortgage loans                          494,780               717,430
                                                               -----------------     -----------------
     Commercial loans:
        Commercial real estate                                          574,962               533,088
        Commercial business                                             355,535               307,655
        Construction and site development
          (net of undistributed portion of
          $64,365 and $15,974)                                           84,589                53,774
                                                               -----------------     -----------------
                                                                      1,015,086               894,517
     Less:
        Net deferred loan origination fees                                2,107                 1,308
                                                               -----------------     -----------------
              Total commercial loans                                  1,012,979               893,209
                                                               -----------------     -----------------
     Consumer and other loans:
        Manufactured housing                                             99,041               106,098
        Home equity and second mortgage                                 526,774               360,102
        Indirect automobile                                             153,237               138,530
        Other                                                            98,313                98,887
                                                               -----------------     -----------------
                                                                        877,365               703,617
     Plus:
        Net deferred loan origination fees                               (1,363)               (2,489)
        Dealer reserve                                                   24,619                25,845
                                                               -----------------     -----------------
           Total consumer and other loans                               900,621               726,973
                                                               -----------------     -----------------
     Less: Allowance for loan losses                                     28,818                27,506
                                                               -----------------     -----------------
     Loans receivable, net                                          $ 2,379,562           $ 2,310,106
                                                               =================     =================


Loans having a carrying value of $583,399,000 were pledged as collateral for FHLB advances at June 30, 2003.

Waypoint Financial conducts certain residential mortgage banking activities including the origination of mortgage loans for securitization or sale to investors and the servicing of mortgage loans for investors.

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans totaled $381,369,000 at June 30, 2003 and $476,990,000 at December 31, 2002.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
          (All dollar amounts presented in the tables are in thousands, except per share data)
                                   (Unaudited)


Waypoint Financial's investment in loan servicing rights is included in the accompanying consolidated statement of financial condition. Waypoint Financial did not purchase or sell any mortgage servicing rights during the six-month periods ended June 30, 2003 and 2002.

Waypoint Financial sold mortgage loans totaling $242,294,000 and $194,343,000 during the six-month periods ended June 30, 2003 and June 30, 2002, respectively. Waypoint Financial did not exchange loans for mortgage-backed securities during the six-month periods ended June 30, 2003 and 2002.

Investor custodial balances maintained in connection with the foregoing mortgage servicing rights totaled $9,363,000 at June 30, 2003 and $10,831,000 at December 31, 2002.


(7) Deposits

The following table presents the composition of deposits, as of the dates indicated:

                                                                  June 30,               December 31,
                                                                    2003                     2002
                                                              ------------------       ------------------
Savings                                                             $   259,949              $   250,780
Time                                                                  1,425,105                1,452,973
Transaction                                                             529,052                  379,211
Money market                                                            367,555                  370,426
                                                              ------------------       ------------------
     Total deposits                                                 $ 2,581,661              $ 2,453,390
                                                              ==================       ==================



(8) Other Borrowings

The following table presents the composition of Waypoint Financial's other borrowings as of the dates indicated:

                                                             June 30,                    December 31,
                                                               2003                          2002
                                                         -----------------             -----------------
  FHLB advances                                              $  2,108,384                   $ 2,041,558
  Repurchase agreements                                           346,193                       372,897
  Other                                                             5,000                            25
                                                         -----------------             -----------------
    Total other borrowings                                   $  2,459,577                   $ 2,414,480
                                                         =================             =================


(9) Other Liabilities

Other liabilities includes securities in process of $84,430,000 as of June 30, 2003 and no corresponding amount as of December 31, 2002. Securities in process represent securities acquired in the ordinary course of business that have not settled as of the dates presented.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
          (All dollar amounts presented in the tables are in thousands, except per share data)
                                   (Unaudited)


(10) Acquisition

On April 1, 2003, Waypoint Financial announced the acquisition of privately-held e3 Consulting, Inc. based in Mechanicsburg, Pennsylvania. This company develops custom-tailored executive and employee benefit programs and qualified retirement plans for businesses throughout the Mid-Atlantic region. Following the acquisition, this company is doing business as Waypoint Benefits Consulting. The price for this purchase acquisition totaled $6,000,000 paid on April 1, 2003 plus contingent consideration to be paid annually through the five-year period ended March 31, 2008 if certain financial performance targets are achieved. Any additional contingent consideration paid will be classified as goodwill in the consolidated statements of financial condition.

This acquisition is not expected to have a material impact on Waypoint Financial's results of operations. Accordingly, disclosures regarding pro-forma results of operations have been omitted.


(11) Reclassifications

Certain amounts in the 2002 condensed financial statements and notes have been reclassified to conform to the 2003 presentation.


(12) Stock Dividend

Waypoint Financial declared a 5% stock dividend on July 17, 2003, which will be paid August 15, 2003 to shareholders of record on August 1, 2003. The distribution date of the 5% stock dividend will occur subsequent to the issuance of financial statements for the second quarter 2003. Accordingly, the per share amounts reported herein do not reflect the effect of the stock dividend.


(13) Subsequent Events

On July 24, 2003, Waypoint Financial announced its agreement to acquire two branches in Chambersburg, Pennsylvania. Terms of the agreement have not been disclosed pending regulatory approval. On July 29, 2003, Waypoint Financial also announced plans to open several additional branches in its Pennsylvania markets during the remainder of 2003. These transactions, if consummated, are not expected to have a material impact on Waypoint Financial's financial condition or results of operations.

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

                                              As of June 30, 2003                 As of December 31, 2002
                                      ----------------------------------   -----------------------------------
             Change in                Percent change            Net           Percent change         Net
           Interest rates             in net interest        portfolio       in net interest        portfolio
         (In basis points)               income (1)          ratio (2)          income (1)         ratio (2)
    --------------------------        ----------------  ----------------   -----------------  ----------------
                +300                         7.29%             4.78%               6.95%              5.29%
                +200                         5.86              5.60                5.22               5.91
                +100                         2.88              5.84                3.62               6.20
                   0                          -                5.58                 -                 6.30
                (100)                       (4.89)             4.93               (3.45)              5.27
                (200)                       (9.07)             3.89               (6.74)              3.72

-----------------

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

During the six months ended June 30, 2003, securities available for sale increased $86.7 million and loans receivable, net increased by $69.5 million. Within securities available for sale, $84.4 million of securities were acquired on a trade date basis but did not settle as of June 30, 2003, and therefore such amounts were offset by securities in process, which is included in other liabilities. Funding for Waypoint Financial's asset growth was provided by growth in deposits totaling $128.3 million and borrowings totaling $45.1 million. Waypoint Financial also acquired treasury stock totaling $50.3 million, which was funded in part by $14.7 million of proceeds from the issuance of additional trust preferred securities. At June 30, 2003, Waypoint Financial had $2,108.4 million in FHLB loans outstanding, an increase of $66.8 million during the six months then ended.

Waypoint Bank is required by OTS regulations to maintain sufficient liquidity to ensure its safe and sound operation. Waypoint Bank had sufficient liquidity during the six-month periods ended June 30, 2003 and June 30, 2002. The sources of liquidity previously discussed are deemed by management to be sufficient to fund outstanding loan commitments and meet other obligations.


V. Capital Resources

Stockholders' equity at June 30, 2003, totaled $422.5 million compared to $456.7 million at December 31, 2002, a decrease of $34.2 million. Stockholders' equity was increased by net income of $22.9 million and by stock plan activity totaling $3.7 million. Offsetting these increases were treasury stock purchases of $50.3 million, cash dividends of $6.9 million, a decrease in Waypoint Financial's unrealized gains on available for sale securities of $3.4 million, net of tax, and $.2 million in dividend reinvestment activity.

Under OTS regulations a savings association must satisfy three minimum capital requirements: Total capital, Tier 1 capital to risk weighted assets and Tier 1 capital to average assets. Savings associations must meet all of the standards in order to comply with the capital requirements. At June 30, 2003, and December 31, 2002, Waypoint Bank met all three minimum capital requirements to be well capitalized.


RISK-BASED CAPITAL RATIOS AND LEVERAGE RATIOS

         WAYPOINT BANK                                          Minimum Requirement       Minimum Requirement to
                                              Actual            for Capital Adequacy       be "Well Capitalized
                                     ---------------------     ----------------------     ----------------------
     As of June 30, 2003              Amount         Ratio       Amount         Ratio        Amount         Ratio
     -------------------              ------         -----       -------        -----        -------        -----
                                  (in thousands)              (in thousands)             (in thousands)
  Total Capital
   (to Risk Weighted Assets)             $438,049     12.6%         $277,098      8.0%          $346,372     10.0%
 Tier 1 Capital
   (to Risk Weighted Assets)              407,668     11.8           138,549      4.0            207,823      6.0
 Tier 1 Capital
   (to Average Assets)                    407,668      7.5           216,039      4.0            270,049      5.0

    As of December 31, 2002
 Total Capital
    (to Risk Weighted Assets)            $441,066     13.7%        $257,395       8.0%          $321,744     10.0%
 Tier 1 Capital
   (to Risk Weighted Assets)              410,953     12.8          128,697       4.0            193,046      6.0
 Tier 1 Capital
   (to Average Assets)                    410,953      7.8          210,333       4.0            262,916      5.0


         A reconciliation of Waypoint Bank's regulatory capital to capital using accounting principles generally accepted in the United States (GAAP) as of June 30, 2003 follows:

                                                                                                     TIER 1
                                                                                      TANGIBLE       (CORE)      RISK-BASED
                                                                                       CAPITAL       CAPITAL      CAPITAL
                                                                                      --------      ---------    ----------
GAAP capital at Waypoint Financial                                                     $422,546     $422,546       $422,546
Capital attributed to affiliates                                                          4,246        4,246          4,246
                                                                                       --------     --------       --------
GAAP capital at Waypoint Bank                                                           426,792      426,792        426,792

Capital adjustments:
     Unrealized gains, net of taxes, on securities available for sale                    (9,054)      (9,054)        (9,054)
     Allowance for loan losses                                                                -            -         28,818
     Certain intangible assets                                                          (10,034)      10,034)       (10,034)
     Disallowed servicing assets                                                            (36)         (36)           (36)
     Allowable unrealized gains, net of taxes, on equity securities available
       for sale                                                                              -             -          1,563
                                                                                       --------     --------       --------
     Regulatory capital at Waypoint Bank                                               $407,668     $407,668       $438,049
                                                                                       ========     ========       ========

VI. Results of Operations

COMPARISON FOR THE THREE-MONTH PERIODS ENDED JUNE 30, 2003 AND JUNE 30, 2002

NET INCOME
Net income for the three months ended June 30, 2003 was $11.5 million or $.36 per share as compared to $12.8 million or $.34 per share for the three months ended June 30, 2002. The increase in net income per share of $.02 resulted primarily from treasury stock repurchases during 2002 and the first six months of 2003, which substantially reduced the amount of equivalent shares outstanding. The calculation of earnings per share is presented in Note 4 of the accompanying Notes to Consolidated Financial Statements. The following paragraphs include a discussion of the components of net income.

NET INTEREST INCOME
Waypoint Financial's principle source of revenue is net interest income, which represents the difference between interest income generated by earning assets such as loans and marketable securities and interest expense on interest-bearing liabilities such as deposits and borrowings. Net interest income can be significantly impacted by movements in market interest rates.

Net interest income before provision for loan losses totaled $30.4 million for the three months ended June 30, 2003, as compared to $30.1 million for the quarter ended June 30, 2002. Waypoint's net interest income trend reflects the challenge facing commercial banks from the continued decline in market interest rates to the lowest levels in almost five decades. Provision expense for loan losses decreased to $2.1 million for the current quarter relative to $3.6 million recorded for the quarter ended June 30, 2002. The provision for loan losses for the quarter ended June 30, 2002 increased due to increased charge-offs during that period. Waypoint Financial's provision expense and allowance for loan losses are discussed in further detail in the Asset Quality section of this report.

Table 1 presents, on a tax-equivalent basis, Waypoint Financial's average asset and liability balances, interest rates, interest income and interest expense for each of the three-month and six-month periods ended June 30, 2003 and June 30, 2002. Table 2 presents a rate-volume analysis of changes in net interest income on a tax-equivalent basis for the three and six-month periods ended June 30, 2003 and June 30, 2002.

TABLE 1A - AVERAGE BALANCE SHEETS, RATES AND INTEREST INCOME AND EXPENSE SUMMARY
           (THREE-MONTH PERIODS)

                                                                           For the three months ended,
                                                       ---------------------------------------------------------------------
                                                                 June 30, 2003                      June 30, 2002
                                              Rate     ---------------------------------------------------------------------
                                             as of                               Average                           Average
                                            June 30,     Average                 Yield/     Average                 Yield/
                                              2003       Balance     Interest(2)  Cost      Balance   Interest (2)   Cost
                                           ----------- ---------------------------------------------------------------------
                                                                      (All dollar amounts are in thousands)
Assets:
Interest-earning assets:
  Loans, net (1) (5)                            5.94%   $ 2,420,366    $ 37,383     6.17% $ 2,409,525     $ 41,959    6.97%
  Marketable securities - taxable                3.96     2,631,129      26,099      4.17   2,407,139       26,779     4.45
  Marketable securities - tax-free               7.18        89,634       1,695      7.57      99,927        2,055     8.23
  Other interest-earning assets                  1.05        66,404         151      1.05      64,014          279     1.74
                                           -----------  ---------------------------------------------------------------------
Total interest-earning assets                    4.98     5,207,533      65,328      5.06   4,980,605       71,072     5.71
                                           -----------              ----------------------            ----------------------
Noninterest-earning assets                                  233,851                           187,288
                                                       -------------                      ------------
Total assets                                            $ 5,441,384                       $ 5,167,893
                                                       =============                      ============
Liabilities and stockholders' equity:
Interest-bearing liabilities:

  Savings deposits                               0.44     $ 262,658         314      0.48   $ 242,488          757     1.25
  Time deposits                                  3.27     1,392,343      11,686      3.37   1,525,972       15,704     4.12
  Transaction and money market deposits          0.75       836,419       1,456      0.70     788,109        1,790     0.91
  Escrow                                         0.87         4,400           9      0.86       5,911            9     0.61
  Borrowed funds                                 3.55     2,469,623      20,669      3.32   2,106,091       21,531     4.09
                                           -----------  ---------------------------------------------------------------------
Total interest-bearing liabilities               2.81     4,965,443      34,134      2.74   4,668,571       39,791     3.41
                                           -----------              ----------------------            ----------------------
Noninterest-bearing liabilities                              49,976                            53,493
                                                       -------------                      ------------
Total liabilities                                         5,015,419                         4,722,064
Stockholders' equity                                        425,965                           445,829
                                                       -------------                      ------------
Total liabilities and
  stockholders' equity                                  $ 5,441,384                       $ 5,167,893
                                                       =============                      ============

Net interest income, tax-equivalent                                      31,194                             31,281
Interest rate spread, tax-equivalent (3)        2.17%                               2.32%                             2.30%
                                           ===========                          ==========                         =========
Net interest-earning assets                               $ 242,090                         $ 312,034
                                                       =============                      ============
Net interest margin, tax-equivalent (4)                                             2.44%                             2.51%
                                                                                ==========                         =========
Ratio of interest-earning assets
  to interest-bearing liabilities                              1.05 x                            1.07 x
                                                       =============                      ============

Adjustment to reconcile tax-equivalent
   net interest income to net interest
   income                                                                  (778)                            (1,218)
                                                                    ------------                      -------------
Net interest income before
   provision for loan losses                                           $ 30,416                           $ 30,063
                                                                    ============                      =============

(1) Includes net income (expense) recognized on deferred loan fees and costs of $726,000 for the three months ended June 30, 2003, and $(52,000) for the three months ended June 30, 2002.
(2) Interest income and yields are shown on a tax-equivalent basis using an effective tax rate of 35%.
(3) Represents the difference between the average yield on interest-earning assets and the average cost on interest-bearing liabilities.
(4) Represents the annualized net interest income before the provision for loan losses divided by average interest-earning assets.
(5)  Includes loans on nonaccrual status and loans held for sale.

TABLE 1B - AVERAGE BALANCE SHEETS, RATES AND INTEREST INCOME AND EXPENSE SUMMARY
           (SIX-MONTH PERIODS)

                                                                          For the six months ended,
                                                 -----------------------------------------------------------------------------
                                                             June 30, 2003                         June 30, 2002
                                                 -----------------------------------------------------------------------------
                                                                              Average                                Average
                                                    Average          (2)       Yield/     Average          (2)       Yield/
                                                    Balance       Interest      Cost      Balance       Interest      Cost
                                                 -----------------------------------------------------------------------------
                                                                    (All dollar amounts are in thousands)
ASSETS:
Interest, earning assets:
  Loans, net (1)(5)                                  $2,391,181      $ 74,944     6.28%    $2,446,961      $ 85,378      6.98%
  Marketable securities - taxable                     2,628,424        53,181     4.25      2,405,029        54,164      4.50
  Marketable securities - tax-free                       91,386         3,495     7.65         97,172         4,015      8.26
  Other interest-earning assets                          65,286           314     1.12         60,089           540      1.80
                                                 -----------------------------------------------------------------------------
Total interest-earning assets                         5,176,277       131,934     5.15      5,009,251       144,097      5.75
                                                                -----------------------               ------------------------
Noninterest-earning assets                              220,886                               186,992
                                                 ---------------                       ---------------
Total assets                                        $ 5,397,163                            $5,196,243
                                                 ===============                       ===============
LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
  Savings deposits                                    $ 260,043           628     0.49      $ 233,404         1,452      1.24
  Time deposits                                       1,395,538        24,706     3.57      1,514,185        31,923      4.22
  Transaction and money market deposits                 801,614         2,597     0.65        799,924         3,837      0.96
  Escrow                                                  4,135            18     0.88          5,861            16      0.55
  Borrowed funds                                      2,453,724        41,522     3.37      2,142,578        42,702      3.99
                                                 -----------------------------------------------------------------------------
Total interest-bearing liabilities                    4,915,054        69,471     2.83      4,695,952        79,930      3.40
                                                                -----------------------               ------------------------
Noninterest-bearing liabilities                          49,314                                49,005
                                                 ---------------                       ---------------
Total liabilities                                     4,964,368                             4,744,957
Stockholders' equity                                    432,795                               451,286
                                                 ---------------                       ---------------
Total liabilities and
  stockholders' equity                              $ 5,397,163                           $ 5,196,243
                                                 ===============                       ===============

Net interest income, tax-equivalent                                    62,463                                64,167
Interest rate spread, tax-equivalent (3)                                          2.32%                                  2.35%
                                                                              =========                             ==========
Net interest-earning assets                          $  261,223                            $  313,299
                                                 ===============                        ==============
Net interest margin, tax-equivalent (4)                                           2.45%                                  2.56%
                                                                              =========                             ==========
Ratio of interest-earning assets
  to interest-bearing liabilities                          1.05 x                                1.07 x
                                                 ===============                       ===============

Adjustment to reconcile tax-equivalent net
  interest income to net interest income                               (1,575)                               (2,460)
                                                                --------------                        --------------

Net interest income before provision for
  loan losses                                                        $ 60,888                              $ 61,707
                                                                ==============                        ==============


(1) Includes net income (expense) recognized on deferred loan fees and costs of $1,359,000 for the six months ended June 30, 2003, and $(315,000) for the six months ended June 30, 2002.
(2) Interest income and yields are shown on a tax equivalent basis using an effective tax rate of 35%.
(3) Represents the difference between the average yield on interest-earning assets and the average cost on interest-bearing liabilities.
(4) Represents the annualized net interest income before the provision for loan losses divided by average interest-earning assets.
(5)  Includes loans on nonaccrual status and loans held for sale.

TABLE 2  RATE/VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                           Three Months Ended June 30, 2003             Six Months Ended June 30, 2003
                                                     Compared to                                 Compared to
                                           Three Months Ended June 30, 2002             Six Months Ended June 30, 2002
                                                 Increase (Decrease)                         Increase (Decrease)
                                       -----------------------------------------   -----------------------------------------

                                          Volume         Rate           Net          Volume          Rate          Net
                                       ------------- -------------  ------------   ------------  ------------- -------------
                                                                  (Dollar amounts in thousands)
Interest-earning assets:
  Loans, net                                $   552     $  (5,128)     $ (4,576)      $ (1,910)      $(8,524)     $(10,434)
  Marketable securities - taxable             5,036        (5,716)         (680)         4,738        (5,721)         (983)
  Marketable securities - tax-free             (202)         (158)         (360)          (232)         (288)         (520)
  Other interest-earning assets                  29          (157)         (128)            44          (270)         (226)
                                       ------------- -------------  ------------   ------------  ------------- -------------
  Total interest-earning assets               5,415       (11,159)       (5,744)         2,640       (14,803)      (12,163)
                                       ------------- -------------  ------------   ------------  ------------- -------------

Interest-bearing liabilities:
  Savings deposits                              169          (612)         (443)           149          (973)         (824)
  Time deposits                              (1,293)       (2,725)       (4,018)        (2,361)       (4,856)       (7,217)
  Transaction and money market
      deposits                                  277          (611)         (334)             8        (1,248)       (1,240)
  Escrow                                         (5)            5             -             (6)            8             2
  Borrowed funds                              7,188        (8,050)         (862)         5,792        (6,972)       (1,180)
                                       ------------- -------------  ------------   ------------  ------------- -------------
  Total interest-bearing liabilities          6,336       (11,993)       (5,657)         3,582       (14,041)      (10,459)
Change in tax-equivalent
    net interest income                    $   (921)       $  834      $    (87)       $  (942)       $ (762)     $ (1,704)
                                       ============= =============  ============   ============  ============= =============


As presented in Table 1a, the net interest margin ratio on a tax-equivalent basis was 2.44% for the quarter ended June 30, 2003 as compared to 2.51% for the quarter ended June 30, 2002. During the current quarter relative to the comparable prior quarter, Waypoint was able to maintain the spread between its average interest yield and its average interest cost. However, the net interest margin decreased 7 basis points as growth in interest-bearing liabilities exceeded growth in interest-earning assets by $69.9 million, due in part to decreased stockholders' equity resulting from planned capital management activities.

NONINTEREST INCOME

The table below presents a comparison of noninterest income for the three-month and six-month periods ended June 30, 2003 and 2002.

TABLE 3  CHANGES IN NONINTEREST INCOME

                                                                        Three months ended June 30
                                                          -------------------------------------------------------
                                                             2003            2002         Change          %
                                                          -----------     ------------  ------------  -----------
                                                                      (Dollar amounts in thousands)
     Banking services and account fees                      $  3,924         $  3,156      $    768          24.3%
     Financial services fees                                   2,348            1,649           699          42.4
     Residential mortgage banking                              1,297            1,143           154          13.5
     Bank-owned life insurance                                 1,142            1,178           (36)         (3.1)
     Gain on securities and derivatives, net                   3,717            3,952          (235)         (5.9)
     Other                                                    (1,601)           1,667        (3,268)       (196.0)
                                                          -----------     ------------  ------------  ------------
     Total                                                  $ 10,827         $ 12,745      $ (1,918)        (15.0)%
                                                          ===========     ============  ============  ============

                                                                         Six months ended June 30
                                                          -------------------------------------------------------
                                                             2003            2002         Change          %
                                                          -----------     ------------  ------------  -----------
                                                                      (Dollar amounts in thousands)
     Banking services and account fees                      $  7,313         $  5,986      $  1,327          22.2%
     Financial services fees                                   4,393            3,636           757          20.8
     Residential mortgage banking                              2,600            1,845           755          40.9
     Bank-owned life insurance                                 2,288            2,381          (93)          (3.9)
     Gain on securities and derivatives, net                   5,590            4,276         1,314          30.7
     Other                                                    (1,928)           1,835        (3,763)       (205.1)
                                                          -----------     ------------  ------------  ------------
     Total                                                  $ 20,256         $ 19,959       $   297           1.5%
                                                          ===========     ============  ============  ============


Noninterest income was $10.8 million for the quarter ended June 30, 2003, as compared to $12.7 million for the quarter ended June 30, 2002. Notable changes in the quarter ended June 30, 2003 versus the quarter ended June 30, 2002 included:

     - Banking services and account fees totaled $3.9 million, up $.8 million on increased monthly service charges and ATM/debit card fees, increased commercial deposit fees, and increased overdraft and NSF fees.

     - Financial services fees totaled $2.3 million, up $.7 million. Within this category, insurance fees were $1.7 million, up $1.0 million. This increase in insurance fees included $.6 million from Waypoint Benefits Consulting, acquired on April 1, 2003, and $.4 million in combined increases from title insurance and property and casualty insurance sales. These increases were partially offset by a decrease of $.3 million in retail brokerage fees on decreased sales of alternative investment products and decreased commissioned transaction volume.

     - Residential mortgage banking income totaled $1.3 million, up $.2 million. Within this category, net gains on the sale of loans totaled $1.5 million, up $.8 million on continued high refinancing activity during the current quarter. Increases in loan selling gains were partially offset by a $.6 million reduction in income from loan servicing. The rapid refinancing of mortgage loans serviced for others resulted in decreased servicing revenue and increased net expense from the amortization and valuation of capitalized loan servicing rights.

     - Gains on securities and derivatives were $3.7 million in the current quarter, down $.2 million. During the current quarter, a $1.1 million loss was recognized on the fair value of an interest rate cap that was acquired during the current quarter to manage interest rate risk associated with valuation of marketable securities.

     - Other totaled a net loss of $1.6 million, down $3.3 million from a net gain of $1.7 million in the comparable prior quarter. This net change resulted primarily from Waypoint's equity investment in a small business investment corporation (SBIC) partnership, upon which Waypoint recognized a loss of $1.5 million in the current quarter as compared to a gain of $1.5 million in the comparable prior quarter.

NONINTEREST EXPENSE

The following table presents a comparison of noninterest expense for the three-month and six-month periods ended June 30, 2003 and 2002.

TABLE 4  CHANGES IN NONINTEREST EXPENSE

                                                                       Three months ended June 30
                                                          -----------------------------------------------------
                                                             2003          2002         Change          %
                                                          -----------   -----------   -----------   -----------
                                                                     (Dollar amounts in thousands)
     Salaries and benefits                                  $ 11,597      $ 10,999      $    598           5.4%
     Equipment expense                                         1,849         1,789            60           3.4
     Occupancy expense                                         1,829         1,574           255          16.2
     Marketing                                                 1,215         1,183            32           2.7
     Amortization of intangible assets                           192           490          (298)        (60.8)
     Outside services                                          1,312         1,177           135          11.5
     Communications and supplies                               1,296         1,102           194          17.6
     Other                                                     3,276         2,973           303          10.2
                                                          -----------   -----------   -----------   -----------
     Total                                                  $ 22,566      $ 21,287      $  1,279           6.0%
                                                          ===========   ===========   ===========   ===========


                                                                        Six months ended June 30
                                                          -----------------------------------------------------
                                                             2003          2002         Change          %
                                                          -----------   -----------   -----------   -----------
                                                                     (Dollar amounts in thousands)
     Salaries and benefits                                  $ 22,914      $ 22,047      $    867           3.9%
     Equipment expense                                         3,620         3,559            61           1.7
     Occupancy expense                                         3,751         3,136           615          19.6
     Marketing                                                 2,306         2,181           125           5.7
     Amortization of intangible assets                           312           980          (668)        (68.2)
     Outside services                                          2,579         2,257           322          14.3
     Communications and supplies                               2,622         2,324           298          12.8
     Other                                                     6,229         5,522           707          12.8
                                                          -----------   -----------   -----------   -----------
     Total                                                  $ 44,333      $ 42,006      $  2,327           5.5%
                                                          ===========   ===========   ===========   ===========


Noninterest expense was $22.6 million for the quarter ended June 30, 2003, up $1.3 million or 6.1% from $21.3 million for the quarter ended June 30, 2002. Notable changes in the quarter ended June 30, 2003 relative to the quarter ended June 30, 2002 included:

     - Salaries and benefits expense totaled $11.6 million, up $.5 million. Increases for annual merit raises, staffing increases in the financial services group and increased benefits expense for health insurance and employer matching contributions for Waypoint's defined contribution retirement plan ("401K plan") were partially offset by increased capitalized costs on higher consumer loan origination volume.

     - Occupancy and equipment expenses increased a combined $.3 million primarily due to banking and financial services business expansion.

     - Amortization of other intangible assets was down $.3 million as identified intangible assets associated with certain Maryland branches became fully amortized in September, 2002.

     - Other noninterest expense totaled $3.3 million, up $.3 million from the comparable prior quarter primarily on increased loan expenses from increases in commercial and consumer loan portfolios and related origination volume.

PROVISION FOR INCOME TAXES

Income tax expense for the current quarter totaled $5.1 million, or an effective tax rate of 30.5% on income before taxes of $16.6 million. This compares to income taxes of $5.2 million and an effective tax rate of 28.8% for the comparable prior quarter. The increase in the effective tax rate resulted primarily from decreased income on tax-preferenced securities.

COMPARISON FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2003 AND JUNE 30, 2002

NET INCOME
Net income for the six months ended June 30, 2003 was $22.9 million or $.70 per share as compared to $24.3 million or $.65 per share for the six months ended June 30, 2002. The increase in net income per share of $.05 resulted primarily from treasury stock repurchases during 2002 and the first six months of 2003, which substantially reduced the amount of equivalent shares outstanding. The calculation of earnings per share is presented in Note 4 of the accompanying Notes to Consolidated Financial Statements. The following paragraphs include a discussion of the components of net income.

NET INTEREST INCOME
Net interest income before provision for loan losses totaled $60.9 million for the six months ended June 30, 2003, which represents a decrease of $.8 million or 1.3% from $61.7 million for the six months ended June 30, 2002. Waypoint's net interest income trend reflects the challenge facing commercial banks from the continued decline in market interest rates to the lowest levels in almost five decades. Provision expense for loan losses decreased to $4.5 million for the current six months relative to $5.7 million recorded for the six months ended June 30, 2002. The provision for loan losses for the six months ended June 30, 2002 increased due to increased charge-offs during that period, specifically during the last three months. Waypoint Financial's provision expense and allowance for loan losses are discussed in further detail in the Asset Quality section of this report.

As presented in Table 1b, the net interest margin ratio on a tax-equivalent basis was 2.45% for the six-month period ended June 30, 2003 as compared to 2.56% for the six-month period ended June 30, 2002. Waypoint Financial was able to limit its decrease in interest rate spread to 3 basis points despite the continuation of historically low interest rates. However, the net interest margin decreased 11 basis points as growth in interest-bearing liabilities exceeded growth in interest-earning assets by $52.1 million, due in part to decreased stockholders' equity resulting from capital management activities.

NONINTEREST INCOME

Noninterest income was $20.3 million for the six months ended June 30, 2003, up $.3 million or 1.5% from $20.0 million for the comparable prior period. Notable changes in the six months ended June 30, 2003 versus the six months ended June 30, 2002 included:

     - Banking services and account fees totaled $7.3 million, up $1.3 million on increased monthly service charges, commercial deposit fees and increased overdraft and NSF fees.

     - Financial services fees totaled $4.4 million, up $.8 million. Within this category, insurance fees were $2.7 million, up $1.2 million. Insurance fees increased $.6 million due to the April 1, 2003 acquisition of Waypoint Benefits Consulting and $.5 million on increased title insurance fees. These increases were partially offset by a decrease of $.6 million in retail brokerage fees on decreased sales of alternative investment products and decreased commissioned transaction volume.

     - Residential mortgage banking income totaled $2.6 million, up $.8 million. Within this category, net gains on the sale of loans totaled $3.4 million, up $1.8 million on historically high refinancing activity during the period. Increases in loan selling gains were partially offset by a $1.0 million increase in net loss on loan servicing. The rapid refinancing of mortgage loans serviced for others resulted in decreased servicing revenue and increased expense from the amortization of capitalized loan servicing rights.

     - Gains on securities and derivatives were $5.6 million in the period, up $1.3 million. During the current period, Waypoint Financial recognized a $1.1 million loss on the fair value of an interest rate cap that was acquired to manage interest rate risk associated with the valuation of marketable securities.

     - Other noninterest income totaled a net loss of $1.9 million, down from a gain of $1.8 million in the comparable prior period. This net change of $3.7 million resulted primarily from Waypoint Financial's equity investment in an SBIC partnership, which resulted in a $1.5 million loss in the current period versus a $1.5 million gain in the comparable prior period. Also, losses from low income housing partnerships increased $1.2 million, although these partnership losses were substantially offset by tax credits and deductions totaling $.9 million that were applied to reduce corporate income tax expense during the period.

NONINTEREST EXPENSE

Noninterest expense was $44.3 million for the six months ended June 30, 2003, up $2.3 million or 5.5% from $42.0 million for the comparable prior period. Notable changes in the six months ended June 30, 2003 relative to the six months ended June 30, 2002 included:

     - Salaries and benefits expense totaled $22.9 million, up $.9 million. Increases for annual merit raises, staffing increases in the banking and financial services business lines, and increased benefits expense for health insurance and employer matching contributions for Waypoint's defined contribution retirement plan ("401K plan") were partially offset by increased capitalized costs on higher loan origination volume.

     - Occupancy and equipment expense increased a combined $.7 million on banking and financial services expansion and increased maintenance expenses associated with the harsh 2003 winter conditions.

     - Amortization of other intangible assets was down $.7 million as identified intangible assets associated with certain Maryland branches became fully amortized in September, 2002.

     - Other noninterest expense totaled $6.2 million, up $.7 million from the comparable prior period. Loan expenses were up $.6 million on increased loan portfolio and increased loan origination volume.

PROVISION FOR INCOME TAXES

Income tax expense for the six months ended June 30, 2003 totaled $9.4 million, or an effective tax rate of 29.1% on income before taxes of $32.3 million. This compares to income taxes of $9.7 million and an effective tax rate of 28.6% for the comparable prior period. The increase in the effective tax rate resulted primarily from decreased income on tax-preferenced securities.


VII. Financial Condition

MARKETABLE SECURITIES

Marketable securities, excluding the Federal Home Loan Bank cash account, totaled $2.879 billion at June 30, 2003 and $2.792 billion at December 31, 2002. This increase of $132.7 million during the six months ended June 30, 2003 resulted primarily from advance purchases of securities totaling $84.4 million that were made to partly offset anticipated prepayments on mortgage backed securities and a related tightening of supply for acceptable investment instruments. This temporary increase in marketable securities is expected to be reduced by prepayments during the third quarter of 2003. Note (5) of the Notes to Consolidated Financial Statements presents the composition of the marketable securities portfolio as of June 30, 2003 and December 31, 2002.

LOANS RECEIVABLE, NET

Waypoint Financial continued to increase the weighting of commercial and consumer loans in the loan portfolio during the six months ended June 30, 2003. Commercial loans increased $120.6 million or 13.5% and consumer and other loans increased $173.7 million or 24.7%. Waypoint Financial attributes the substantial growth in the consumer loan portfolio primarily to a special program for home equity loans that was implemented to mitigate the effects of rapid mortgage prepayments. This program also contributed to growth in low cost savings and transaction deposits. Offsetting these increases, residential mortgage loans decreased $223.3 million or 31.0% as Waypoint Financial continued to sell substantially all residential mortgage originations and prepayments continued at a historically high level on mortgage loans held in portfolio. The composition of loans receivable, net is included in Note (6) of the accompanying Notes to Consolidated Financial Statements.

LOAN COMMITMENTS

Waypoint Financial issues loan commitments to prospective borrowers conditioned on the occurrence of certain events. Commitments are made in writing on specified terms and conditions and are generally honored for up to 60 days from approval. Waypoint Financial had loan commitments and unadvanced loans and lines of credit totaling $725.1 million at June 30, 2003 and $638.5 million at December 31, 2002. Discussion regarding the composition and funding of loan commitments is presented in Note (15) of the consolidated financial statements in the 2002 Annual Report on Form 10-K.

LOAN QUALITY

Despite continuing uncertainty with respect to the national economy during the six months ended June 30, 2003, Waypoint Financial continued to maintain excellent credit quality in its loan portfolio. Management attributes this performance to strong underwriting standards and credit and collections management, as well as a diversified economy in its local market area. Waypoint Financial follows a comprehensive loan policy that details credit underwriting, credit management and loan loss provisioning techniques.

NON-PERFORMING ASSETS

The following table sets forth information regarding non-accrual loans, loans delinquent 90 days or more and still accruing, and other non-performing assets as of the dates indicated:

                                                               As of                     As of
                                                           June 30, 2003           December 31, 2002
                                                        -----------------------------------------------
                                                                    (Amounts in thousands)
Non-accrual residential mortgage loans                          $       600                $       792
Non-accrual commercial loans                                          9,117                      9,331
Non-accrual consumer and other loans                                     97                        126
                                                        --------------------      ---------------------
     Total non-accrual loans                                          9,814                     10,249
Loans 90 days or more delinquent and still accruing                   9,246                      9,743
                                                        --------------------      ---------------------
     Total non-performing loans                                      19,060                     19,992

     Total foreclosed other assets                                      416                        505
     Total foreclosed real estate                                       540                        492
                                                        --------------------      ---------------------
Total non-performing assets                                     $    20,016                $    20,989
                                                        ====================      =====================

     Total non-performing loans to total loans                         0.80%                      0.86%
                                                        ====================      =====================

     Allowance for loan losses to non-performing loans               151.20%                    137.59%
                                                        ====================      =====================

     Total non-performing assets to total assets                       0.35%                      0.39%
                                                        ====================      =====================

ALLOWANCE FOR LOAN LOSSES

The following table summarizes the activity in Waypoint Financial's allowance for loan losses for the periods indicated:

                                                    For the                                 For the
                                               three months ended                       six months ended
                                       June 30, 2003       June 30, 2002        June 30, 2003      June 30, 2002
                                      -------------------------------------   -------------------------------------
                                                                 (Amounts in thousands)
Balance at beginning of period             $    27,898         $    23,674          $    27,506        $    23,069
Provision for loan losses                        2,064               3,585                4,485              5,670

Charge-offs:
   Residential mortgage loans                      (99)               (195)                (319)              (563)
   Commercial loans                               (136)             (1,114)              (1,113)            (1,509)
   Consumer and other loans                     (1,227)             (1,059)              (2,502)            (2,187)
                                      -----------------  ------------------   ------------------  -----------------
      Total charge-offs                         (1,462)             (2,368)              (3,934)            (4,259)
                                      -----------------  ------------------   ------------------  -----------------
Recoveries:
   Residential mortgage loans                       68                  45                   81                 48
   Commercial loans                                 29                 110                  292                265
   Consumer and other loans                        221                 155                  388                408
                                      -----------------  ------------------   ------------------  -----------------
      Total recoveries                             318                 310                  761                721
                                      -----------------  ------------------   -----------------   -----------------
            Net charge-offs                     (1,144)             (2,058)              (3,173)            (3,538)
                                      -----------------  ------------------   ------------------  -----------------

Balance at the end of period               $    28,818         $    25,201          $    28,818        $    25,201
                                      =================  ==================   ==================  =================
Annualized net charge-offs
   to average loans outstanding                   0.19%               0.34%                0.27%              0.29%
                                      =================  ==================   ==================  =================
Allowance for loan losses as
   a percentage of total loans                    1.20%               1.06%                1.20%              1.06%
                                      =================  ==================   ==================  =================


ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

The following table sets forth the composition of the allowance for loan losses as of the dates indicated:


                                                        As of June 30, 2003       As of December 31, 2002
                                        -----------------------------------------------------------------------
                                                            (Dollar amounts in thousands)
                                                            % of Total                           % of Total
                                            Amount           Reserves            Amount           Reserves
                                        ---------------   ---------------     --------------   ----------------
Residential mortgage loans                   $     862              2.99%         $   1,201               4.37%
Commercial loans                                18,908             65.61             19,235              69.93
Consumer and other loans                         6,126             21.26              4,424              16.08
General                                          2,922             10.14              2,646               9.62
                                        ---------------   ---------------     --------------   ----------------
     Total                                   $  28,818            100.00%         $  27,506             100.00%
                                        ===============   ===============     ==============   ================


DEPOSITS

During the six months ended June 30, 2003, deposits increased $128.3 million from $2.453 billion at December 31, 2002. Within the deposit portfolio, Waypoint Financial experienced substantial growth in its lower-cost savings and transaction deposits, which increased a combined $159.0 million or 25.2%. This growth in savings and transaction deposit balances resulted from Waypoint Financial's increased marketing and sales emphasis on these deposit product lines. Time deposits decreased $27.9 million and money market accounts decreased $2.9 million as Waypoint Financial continued to actively manage its cost of funds. The composition of the deposit portfolio is included in Note (7) of the accompanying Notes to Consolidated Financial Statements.

OTHER BORROWINGS

Other borrowings increased to $2.460 billion as of June 30, 2003, up $45.1 million from $2.414 billion as of December 31, 2002. This increase came primarily in FHLB advances, which increased $66.8 million to $2.108 billion as of June 30, 2003. Note (8) of the accompanying Notes to Consolidated Financial Statements presents the composition of borrowings as of June 30, 2003 and December 31, 2002.



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

     Item 3. Defaults Upon Senior Securities.
             None.

     Item 4. Submission of Matters to a Vote of Security Holders.
             None.

     Item 5. Other information.
             None.

     Item 6. Exhibits and Reports on Form 8-K

             (a)  Exhibits

                    31.1 Certification of the Company's Chief Executive Officer
                         pursuant to Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                    31.2 Certification of the Company's Chief Financial Officer
                         pursuant to Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                    32.1 Certification of the Company's Chief Executive Officer
                         pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                    32.2 Certification of the Company's Chief Financial Officer
                         pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             (b)  Reports on Form 8-K

                  1. Incorporated by reference, the Company's Report on Form 8-K dated April 1, 2003, reported the completion of its acquisition of e3 Consulting, Inc., a provider of executive and employee benefit programs and qualified retirement plans.

                  2. Incorporated by reference, the Company's Report on Form 8-K dated April 17, 2003, reported first quarter financial results and the declaration of a regular quarterly cash dividend.

                  3. Incorporated by reference, the Company's Report on Form 8-K dated May 12, 2003 reported a change in independent public accountants for certain Company employee benefit plans.

                  4. Incorporated by reference, the Company's Report on Form 8-K dated May 21, 2003 reported the promotion of David
                       E. Zuern to the position of Chief Executive Officer and President of the Company, succeeding Charles C. Pearson, Jr., who remains as Chairman of the Board of the Company. Also, James H. Moss, Chief Financial Officer, and Andrew S. Samuel, Banking Division President, were named Senior Executive Vice Presidents of the Company.

                  5. Incorporated by reference, the Company's Report on Form 8-K dated July 17, 2003 reported second quarter financial results, the declaration of a 5% stock dividend, and the declaration of an increased regular quarterly cash dividend.

                  6. Incorporated by reference, the Company's Report on Form 8-K dated July 29, 2003 reported the agreement to acquire two bank branches in Chambersburg, Pennsylvania and reported certain other expansion activities planned for the remainder of 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  WAYPOINT FINANCIAL CORP.
                                                        (Registrant)


                            By                       /s/ David E. Zuern
                                                     ------------------
                                                      David E. Zuern,
                                                       President and
                                                  Chief Executive Officer


                            By                       /s/ James H. Moss
                                                     -----------------
                                                        James H. Moss,
                                                Senior Executive Vice President
                                                  and Chief Financial Officer

Dated:  August 14, 2003