Form 10-K/A
period 2002-12-31
WAYPOINT FINANCIAL CORP
filed 2003-11-14
CIK 1034650

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------
                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM _____________ TO _____________

                         COMMISSION FILE NUMBER: 0-22399

                                -----------------

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

                       DOCUMENTS INCORPORATED BY REFERENCE

     1. Sections of the Proxy Statement for the 2003 Annual Meeting of Stockholders (Part III).

================================================================================

Purpose of Amendment No 1.

The filing is made to restate the Company's consolidated statements of income for the years 2002, 2001 and 2000 and consolidated statements of financial condition as of December 31, 2002 and 2001 and related Management's Discussion and Analysis to reflect a correction of the accounting for certain benefit plans. Also, selected financial data within Management's Discussion and Analysis has been restated as of and for the years ended December 31, 2002, 2001, 2000, 1999 and 1998.

Regarding the accompanying consolidated financial statements, the restatement for years 2002, 2001 and 2000 resulted in a reduction in previously reported net income of approximately $288,000, $331,000 and $138,000, respectively. Diluted earnings per share declined $.01 and $.01 for fiscal years 2002 and 2001, respectively. Diluted earnings per share was not impacted for fiscal year 2000. In addition, as a result of the cumulative effect of the restatement, retained earnings has been reduced by $3,789,000, $3,501,000 and $3,170,000 as of December 31, 2002, December 31, 2001 and December 31, 2000, respectively. Also, as a result of the cumulative effect of the restatement for the years 1998 through 1999, opening retained earnings as of January 1, 2000 has been reduced $3,032,000.

The restatement adjustments are presented in Note 1 in the Notes to Consolidated Financial Statements in this Form 10-K/A. The restatement adjustments reflect a correction of the accounting for certain benefit plans. These plans include primarily indexed retirement benefit plans for several current and former officers and directors. These plans were implemented in conjunction with bank-owned life insurance programs sold and administered by an outside party. Prior to the restatement, Waypoint Financial accounted for these plans under a matching methodology thereby accruing the expense related to the benefit plans in the same period as the revenue associated with the related life insurance assets in the bank-owned life insurance programs. During July 2003, the Office of the Comptroller of the Currency released a bank accounting advisory that included guidance related to the accounting for indexed retirement benefit plans. Management initiated an internal review of its indexed retirement benefit plans and determined that the matching methodology for these plans was not in accordance with accounting principles generally accepted in the United States of America. Management concluded that these plans should be accounted under Accounting Principles Board Opinion 12, as amended by SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS 106 requires that the net present value of the benefit payments be accrued over the service period of the individual and be fully accrued at full eligibility date. The restated amounts accrued under these plans were approximately $7.9 million, $7.0 million and $6.1 million at December 31, 2002, 2001 and 2000, respectively. These restated amounts are reflected in other liabilities in the accompanying consolidated statements of financial condition. Waypoint Financial recognized associated salaries and benefits expense restated for these plans totaling approximately $1.2 million, $1.2 million and $494,000 in 2002, 2001 and 2000, respectively. These restated amounts are included in salaries and benefits expense in the accompanying consolidated statements of income. Also, Waypoint Financial recognized a curtailment gain of $1,978,000 in 2001 that included an additional $600,000 gain as a result of the restatement of amounts associated with a pension plan that was frozen during 2001. The restated curtailment gain in 2001 is included in other income in the accompanying consolidated statements of income.

This amendment does not reflect the effect of any events subsequent to the original filing of the Form 10-K for the year ended December 31, 2002, except for the aforementioned restatement.

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


                                                                      AT DECEMBER 31
                          ---------------------------------------------------------------------------------------------------------
                                 2002                 2001                2000                   1999                  1998
                          -------------------  ------------------- --------------------  --------------------  --------------------
                            AMOUNT   PERCENT     AMOUNT   PERCENT    AMOUNT     PERCENT    AMOUNT     PERCENT     AMOUNT    PERCENT
                          ---------- -------   ---------- -------- -----------  -------  ----------   -------  -----------  -------
                                                                  (DOLLARS IN THOUSANDS)
RESIDENTIAL MORTGAGE
LOANS:
One-to-four
  family...............   $  697,505   29.84%  $1,025,688   41.27%  $1,274,684   48.76%   $1,270,978   51.62%   $1,129,876    57.04%
Construction...........       23,636    1.01       36,040    1.45       90,712    3.47       103,278    4.19        99,242     5.01
Other..................            -       -            -       -            -       -            20       -         6,962     0.35
                          ----------  ------   ----------  ------   ----------  ------    ----------  ------    ----------   ------
                             721,141   30.85    1,061,728   42.72    1,365,396   52.23     1,374,276   55.81     1,236,080    62.41
Less:
  Unearned premiums....           95       -          159    0.01          210    0.01           296    0.01           471     0.02
  Net deferred loan
   origination fees....        3,616    0.15        5,116    0.21        4,491    0.17         4,943    0.20         7,573     0.38
                          ----------  ------   ----------  ------   ----------  ------    ----------  ------    ----------   ------
     Total residential
       mortgage loans..      717,430   30.69    1,056,453   42.51    1,360,695   52.05     1,369,037   55.60     1,228,036    62.00
                          ----------  ------   ----------  ------   ----------  ------    ----------  ------    ----------   ------

COMMERCIAL LOANS:
Commercial real estate.      563,138   24.09      484,894   19.51      396,125   15.15       339,165   13.77       225,771    11.40
Commercial business....      332,253   14.21      272,389   10.96      234,837    8.98       190,839    7.75       103,329     5.22
Construction and site
  development..........       23,724    1.01       25,428    1.02       11,840    0.45        14,203    0.58        14,859     0.75
                          ----------  ------   ----------  ------   ----------  ------    ----------  ------    ----------   ------
                             919,115   39.32      782,711   31.49      642,802   24.59       544,207   22.10       343,959    17.37

Less:
  Net deferred loan
    origination fees...        1,308    0.06        1,171    0.05          923    0.04           934    0.04           643     0.03
                          ----------  ------   ----------  ------   ----------  ------    ----------  ------    ----------   ------
      Total commercial
        loans..........      917,807   39.26      781,540   31.45      641,879   24.55       543,273   22.06       343,316    17.33
                          ----------  ------   ----------  ------   ----------  ------    ----------  ------    ----------   ------
CONSUMER AND OTHER
LOANS:
Manufactured housing...      106,098    4.54       97,243    3.91       90,226    3.45        80,164    3.26        65,455     3.30
Home equity and second
  mortgage.............      360,102   15.40      322,182   12.96      326,024   12.47       231,290    9.39       204,700    10.33
Indirect automobile....      138,530    5.93      127,258    5.12      117,377    4.49        98,768    4.01        23,937     1.21
Other(1)...............       74,289    3.18       78,075    3.14       55,939    2.14       119,625    4.86       100,181     5.06
                          ----------  ------   ----------  ------   ----------  ------    ----------  ------    ----------   ------
                             679,019   29.05      624,758   25.14      589,566   22.55       529,847   21.52       394,273    19.91
Plus:
  Dealer reserves(2)...       25,845    1.11       24,721    0.99       23,476    0.90        20,698    0.84        13,996     0.71
  Net deferred loan
    origination fees...       (2,489)  (0.11)      (2,185)  (0.09)      (1,503)  (0.06)         (534)  (0.02)        1,105     0.06
                          ----------  ------   ----------  ------   ----------  ------    ----------  ------    ----------   ------

    Total consumer and
      other loans......      702,375   30.05      647,294   26.05      611,539   23.39       550,011   22.34       409,374    20.67
                          ----------  ------   ----------  ------   ----------  ------    ----------  ------    ----------   ------

Total net loans before
  allowance for loan
  losses...............    2,337,612  100.00    2,485,287  100.00    2,614,113  100.00     2,462,321  100.00     1,980,726   100.00
                          ----------  ------   ----------  ------   ----------  ------    ----------  ------    ----------   ------

Less:
Allowance for loan
  losses...............       27,506               23,069               22,586                23,127                19,891
                          ----------           ----------           ----------            ----------            ----------

LOANS RECEIVABLE, NET..   $2,310,106           $2,462,218           $2,591,527            $2,439,194            $1,960,835
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


                                                           OVER ONE        OVER THREE
                                             WITHIN         THROUGH         THROUGH           OVER       TOTAL AFTER
                                            ONE YEAR      THREE YEARS      FIVE YEARS      FIVE YEARS      ONE YEAR         TOTAL
                                           -----------    -----------      ----------      ----------    -----------      ----------
                                                                                (IN THOUSANDS)
Fixed-Rate Loans:
Residential mortgage loans:
   One-to-four family....................   $   19,731     $   25,024      $    6,842      $  479,887     $  511,753      $  531,484
   Construction..........................        1,035              -               -          22,601         22,601          23,636
                                            ----------     ----------      ----------      ----------     ----------      ----------
        Total residential mortgage loans.       20,766         25,024           6,842         502,488        534,354         555,120
Commercial loans:
   Commercial real estate................       18,736         33,824          23,173          25,500         82,497         101,233
   Commercial business...................       16,966         22,349          18,411           9,711         50,471          67,437
   Construction and site development.....          200              -               -               -              -             200
                                            ----------     ----------      ----------      ----------     ----------      ----------
        Total commercial loans...........       35,902         56,173          41,584          35,211        132,968         168,870
Consumer and other loans:
   Manufactured housing..................           17            268             570         105,243        106,081         106,098
   Home equity and second mortgage.......       10,903         12,375          12,915         169,059        194,349         205,252
   Indirect automobile and other.........        6,519         49,789         107,077          21,811        178,677         185,196
                                            ----------     -----------     ----------      ----------     ----------      ----------
        Total consumer and other loans...       17,439         62,432         120,562         296,113        479,107         496,546
                                            ----------     ----------      ----------      ----------     ----------      ----------
        Total fixed-rate loans...........       74,107        143,629         168,988         833,812      1,146,429       1,220,536
Adjustable-Rate Loans:
Residential mortgage loans:
   One-to-four family....................       86,685         58,138          20,998             200         79,336         166,021
                                            ----------     ----------      ----------      ----------     ----------      ----------
        Total residential mortgage loans.       86,685         58,138          20,998             200         79,336         166,021
Commercial loans:
   Commercial real estate................      229,932         88,105         115,410          28,458        231,973         461,905
   Commercial business...................      220,035          9,928          20,346          14,507         44,781         264,816
   Construction and site development.....       19,670            313           3,541               -          3,854          23,524
                                            ----------     ----------      ----------      ----------     ----------      ----------
        Total commercial loans...........      469,637         98,346         139,297          42,965        280,608         750,245
Consumer and other loans:
   Home equity and second mortgage.......      154,850              -               -               -              -         154,850
   Other.................................       27,338            260              25               -            285          27,623
                                            ----------     ----------      ----------      ----------     ----------      ----------
        Total consumer and other loans...      182,188            260              25               -            285         182,473
                                            ----------     ----------      ----------      ----------     ----------      ----------
        Total adjustable-rate loans......      738,510        156,744         160,320          43,165        360,229       1,098,739
                                            ----------     ----------      ----------      ----------     ----------      ----------
Loans receivable, gross..................   $  812,617     $  300,373      $  329,308      $  876,977     $1,506,658      $2,319,275
                                            ==========     ==========      ==========      ==========     ==========      ==========


    The following table sets forth the dollar amount of all loans maturing or repricing after December 31, 2003 that have predetermined interest rates and have floating or adjustable interest rates.

                                                                                FLOATING OR
                                                  PREDETERMINED RATES         ADJUSTABLE RATES              TOTAL
                                                  -------------------       --------------------     --------------------
                                                                              (IN THOUSANDS)
Residential mortgage loans.....................         $  534,354                  $ 79,336               $  613,690
Commercial loans...............................            132,968                   280,608                  413,576
Consumer and other loans.......................            479,107                       285                  479,392
                                                        ----------                  --------               ----------
     Total loans...............................         $1,146,429                  $360,229               $1,506,658
                                                        ==========                  ========               ==========


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

      Commercial Real Estate Loans. Waypoint Financial's commercial real estate loans are generally secured by owner-occupied properties used for business purposes such as small office buildings, industrial facilities or retail facilities primarily located in Waypoint Financial's primary market area. Commercial real estate loans also include properties that are less than 50% occupied by the borrower and are owned primarily for the production of rental income. Although there may be occasional exceptions to the loan policy, commercial real estate underwriting policies provide that such real estate loans may be made in amounts of up to 80% of the lower of cost or appraised value of the property provided such loans comply with Waypoint Financial's current in house loans-to-one- borrower limit. Waypoint Financial's commercial real estate loans may be made with terms of up to ten years, amortization not to exceed 20 years, and with three to five year fixed interest rates or variable interest rates tied to market indices. In evaluating a commercial real estate loan application, Waypoint Financial considers the net operating income of the borrower's business, the borrower's expertise, credit history and profitability and the value of the underlying property. In addition, with respect to commercial real estate rental properties, Waypoint Financial will also consider the term of the lease and the quality of the tenants. Waypoint Financial has generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of cash flow before debt service to debt service) of at least 1.25x. Environmental surveys are required for commercial real estate loans. Generally, commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by principals of the borrower. At December 31, 2002, Waypoint Financial's largest commercial real estate loan had a carrying value of $14.1 million, was secured by a first mortgage lien, and was performing according to its original terms.

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

Generally, the maximum loan-to-value ratio on home equity lines of credit, including the outstanding amount of any first mortgage loan, is 90%. Waypoint Financial offers fixed- and variable-rate home equity and second mortgage loans with terms up to 15 years and home equity lines of credit with terms up to 20 years. The loan-to-value ratios of both fixed and variable-rate home equity and second mortgage loans are generally limited to 90% of the appraised value of the real estate collateral adjusted for any first mortgage loans.

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

      In connection with the origination of indirect auto loans, the interest rate charged to the borrower on the underlying loan is generally one to two percentage points higher than the "buy rate" or rate earned by Waypoint Financial. The difference between the two rates is referred to as the "spread." At loan inception, the dollar value of the spread over the contractual term of the loan is prepaid by Waypoint Financial to the auto dealer. Such prepaid amounts are generally subject to rebate to Waypoint Financial in the event the underlying loan is prepaid in the first three months up to the life of the loan, depending on the contract, or goes into default resulting in a repossession. The risk of loss of amounts previously advanced to the dealer primarily depends upon loan performance but also depends upon the financial condition of the dealer. Consequently, the dealer's ability to refund any portion of the prepaid interest, which is unearned, is subject to economic conditions, generally, and the financial condition of the dealer. Since Waypoint Financial began indirect auto lending, it has not written off interest spread prepaid to dealers where the dealer failed to refund any portion of unearned prepaid interest. At December 31, 2002, Waypoint Financial's unearned prepaid interest on indirect auto loans totaled $3.6 million.

      Loans to One Borrower. Waypoint Financial has an internal limitation on the amount of loans that it will extend to an individual borrower. In addition, banking regulations establish a maximum amount that may be loaned by Waypoint Bank to an individual or related group of borrowers. At December 31, 2002, Waypoint Financial's internal limit on loans to a single borrower was $10.0 million, although exceptions are permitted subject to approval requirements set forth in the loan policy. Waypoint Bank's statutory limit on loans to one borrower or related group of borrowers was $61.2 million. As of December 31, 2002, Waypoint Financial's largest lending relationship, including the borrower's related interests, was approximately $24.1 million, and Waypoint Financial had a total of twenty-five other lending relationships, including the borrowers' related interests, that exceeded $10.0 million. As of December 31, 2002, all such loans were performing according to their original contractual terms.

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

     The following table sets forth Waypoint Financial's gross loan originations and loans sold for the periods indicated.

                                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------------------------------------------
                                                           2002            2001             2000            1999            1998
                                                        ----------       ---------        ---------      ----------      ----------
                                                                                    (IN THOUSANDS)
Loans originated:
Residential mortgage loans:
   One-to-four family.............................       $ 309,722       $ 226,589        $ 144,938       $ 279,040       $ 478,332
   Construction...................................          80,951          94,723          199,187         336,163         373,226
   Other..........................................               -               -                -           6,100           8,900
                                                        ----------       ---------        ---------      ----------      ----------
        Total residential mortgage loans..........         390,673         321,312          344,125         621,303         860,458
Commercial loans:
   Commercial real estate.........................         206,071         168,472          133,822         165,737         113,061
   Commercial business............................         165,392         151,956          172,219         224,694         157,552
   Construction and site development..............           8,432          28,367           29,150          24,871          22,800
                                                        ----------       ---------        ---------      ----------      ----------
        Total commercial loans....................         379,895         348,795          335,191         415,302         293,413
Consumer and other loans:
   Manufactured housing...........................          22,803          18,028           20,467          26,300           5,400
   Home equity and second mortgage................         110,293          91,817          112,104         129,239         102,529
   Indirect automobile............................          78,897          67,165           60,609          91,685          21,279
   Other..........................................          22,848          42,094           38,748          68,875          56,847
                                                        ----------       ---------        ---------      ----------      ----------
        Total consumer loans......................         234,841         219,104          231,928         316,099         186,055
                                                        ----------       ---------        ---------      ----------      ----------
        Total loans originated....................      $1,005,409       $ 889,211        $ 911,244      $1,352,704      $1,339,926
                                                        ==========       =========        =========      ==========      ==========
Loans securitized and/or sold:
Residential mortgage loans:
   One-to-four family.............................      $  382,861       $ 237,853        $ 251,097      $  325,158      $  369,930



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

      Non-Performing Assets. The following table sets forth information regarding non-accrual loans, accruing loans delinquent 90 days or more, other non-performing assets and restructured loans at the dates indicated:

                                                                                        AT DECEMBER 31,
                                                             --------------------------------------------------------------------
                                                               2002           2001          2000           1999            1998
                                                             -------        -------        -------        -------         -------
                                                                                     (IN THOUSANDS)

Non-accrual residential mortgage loans..........             $   792        $ 1,345        $   540        $   263         $ 4,094
Non-accrual commercial loans....................               9,331          6,185          4,552          9,280           2,538
Non-accrual other loans.........................                 126            706            604            727           1,938
                                                             -------        -------        -------        -------         -------
     Total non-accrual loans(1).................              10,249          8,236          5,696         10,270           8,570
Loans 90 days or more delinquent
  and still accruing............................               9,743         14,660         17,481         13,279           9,134
                                                             -------        -------        -------        -------         -------
     Total non-performing loans.................              19,992         22,896         23,177         23,549          17,704
     Total foreclosed other assets..............                 505            666            861          1,149               -
     Total foreclosed real estate...............                 492            804          3,086          3,754          14,088(2)
                                                             -------        -------        -------        -------         -------
Total non-performing assets.....................             $20,989        $24,366        $27,124        $28,452         $31,792
                                                             =======        =======        =======        =======         =======

Total non-performing loans to total loans(3)....                0.86%          0.92%          0.89%          0.96%           0.90%
                                                             =======        =======        =======        =======         =======

Total non-performing loans and
  foreclosed real estate to total assets........                0.39%          0.45%          0.57%          0.65%           0.82%
                                                             =======        =======        =======        =======         =======


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


                                                                AT AND FOR THE FISCAL YEARS ENDED DECEMBER 31,
                                                 ---------------------------------------------------------------------------------
                                                  2002                2001              2000              1999               1998
                                                 -------            -------           -------           -------            -------
                                                                                (IN THOUSANDS)
Balance at beginning of period............       $23,069            $22,586           $23,127           $19,891            $17,002
Pooling adjustment to conform accounting
  periods.................................             -                  -               234                 -                  -
Provision for loan losses.................        10,840              6,996             5,070             4,840              6,172
Provision component related to
  unfunded commitments....................             -                  -                 -               617              (503)
Charge-offs:
     Residential mortgage loans...........          (853)              (739)           (1,168)           (1,289)            (1,837)
     Commercial loans.....................        (2,766)            (2,770)           (2,482)              (50)              (607)
     Consumer and other loans.............        (4,257)            (4,545)           (2,962)           (1,364)              (741)
                                                 -------            -------           -------           -------            -------
          Total charge-offs...............        (7,876)            (8,054)           (6,612)           (2,703)            (3,185)
Recoveries:
     Residential mortgage loans...........           275                 50               161               262                327
     Commercial loans.....................           374                465                24                85                 24
     Consumer and other loans.............           824              1,026               582               135                 54
                                                 -------            -------           -------           -------            -------
          Total recoveries................         1,473              1,541               767               482                405
                                                 -------            -------           -------           -------            -------
Balance at the end of period..............       $27,506            $23,069           $22,586           $23,127            $19,891
                                                 =======            =======           =======           =======            =======

Net charge-offs to average loans
  outstanding.............................          0.27%              0.25%             0.22%             0.10%              0.15%
                                                 =======            =======           =======           =======            =======

Allowance for loan losses to total loans..          1.18%              0.93%             0.86%             0.94%              1.00%
                                                 =======            =======           =======           =======            =======

Allowance for loan losses to non-
  performing loans........................        137.59%            100.76%            97.45%            98.21%            112.35%
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

                                                                  AT DECEMBER 31,
                   -----------------------------------------------------------------------------------------------------------------
                          2002                    2001                   2000                  1999                   1998
                   ---------------------  ----------------------  ---------------------  ---------------------  --------------------
                              PERCENT OF              PERCENT OF             PERCENT OF             PERCENT OF            PERCENT OF
                                TOTAL                   TOTAL                  TOTAL                  TOTAL                 TOTAL
                    AMOUNT     RESERVES     AMOUNT     RESERVES    AMOUNT     RESERVES     AMOUNT    RESERVES    AMOUNT    RESERVES
                   --------   ----------   --------   ----------  --------   ----------  ---------  ----------  --------  ----------
                                                               (DOLLARS IN THOUSANDS)
Residential
  mortgage loans..  $ 1,201      4.37%     $ 1,867       8.09%    $ 2,165       9.59%    $ 5,250      22.70%    $ 5,665     28.48%
Commercial loans..   19,235     69.93       15,722      68.15      14,625      64.75      10,949      47.34       7,622     38.32
Consumer and
  other loans.....    4,424     16.08        4,529      19.64       4,178      18.50       4,112      17.78       3,236     16.27
General...........    2,646      9.62          951       4.12       1,618       7.16       2,816      12.18       3,368     16.93
                    -------    ------      -------     ------     -------     ------     -------     ------     -------    ------
  Total...........  $27,506    100.00%     $23,069     100.00%    $22,586     100.00%    $23,127     100.00%    $19,891    100.00%
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

     Following are selected financial highlights related to Waypoint Financial's leveraged investment program for the years ended December 31, 2002, 2001, and 2000:

                                                        (RESTATED)
                                             2002          2001          2000
                                          ----------    ----------    ---------
 Average leveraged investment balance     $1,214,668    $1,021,017     $794,643
 Contribution to net interest margin      $   16,479    $   11,570     $  9,159
 Net interest margin including leverage        2.57%         2.43%        2.36%
 Net interest margin excluding leverage        2.95%         2.77%        2.63%
 Efficiency ratio including leverage          53.32%        56.32%       69.18%
 Efficiency ratio excluding leverage          59.35%        61.19%       75.12%

INVESTMENT PORTFOLIO

     Securities can be classified as trading, held to maturity, or available for sale at the date of purchase. At December 31, 2002, all of Waypoint Financial's securities were classified as "available-for-sale." Effective January 1, 2001, Waypoint Financial transferred all of the securities from its held-to-maturity portfolio to its available-for-sale portfolio. The held-to-maturity portfolio was recorded at $22.7 million as of December 31, 2000. At the time of transfer, the market value of this portfolio was $22.2 million resulting in an unrecognized loss upon transfer of $0.5 million, which was recorded as a reduction in other comprehensive income.

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


                                                                                 AT DECEMBER 31,
                                              --------------------------------------------------------------------------------------
                                                        2002                          2001                          2000
                                              -------------------------      -------------------------     -------------------------
                                               AMORTIZED        FAIR         AMORTIZED         FAIR        AMORTIZED         FAIR
                                                 COST          VALUE            COST          VALUE           COST          VALUE
                                              ----------     ----------      ----------     ----------     ----------     ----------
                                                                              (DOLLARS IN THOUSANDS)
Held to maturity:
   U.S. Government and agencies.............  $        -     $        -      $        -     $        -     $    3,500     $    3,513
   Corporate bonds..........................           -              -               -              -         19,054         18,064
   GNMA mortgage-backed securities..........           -              -               -              -            155            163
                                              ----------     ----------      ----------     ----------     ----------     ----------
        Total securities held-to-maturity...  $        -     $        -      $        -     $        -     $   22,709     $   21,740
                                              ----------     ----------      ----------     ----------     ----------     ----------
Available for sale:
   U.S. Government and agencies.............  $  337,316     $  344,769      $  522,531     $  525,358     $  491,998     $  482,430
   Corporate bonds..........................      78,089         67,216          89,788         82,675         63,609         58,657
   Municipal securities.....................      94,235         98,710          82,734         83,647         69,119         71,461
   Equity securities........................     234,980        240,733         210,539        216,497        150,891        154,715
   Asset-backed securities..................      43,677         44,844               -              -              -              -
Mortgage-backed securities:
   Commercial mortgage-backed securities....      23,599         24,402          10,002         10,000              -              -
   Agency PCs & CMOs........................   1,054,131      1,060,850         852,239        846,720        475,735        464,148
   Private issue CMOs.......................     905,110        910,588         784,491        787,463        629,795        623,461
                                              ----------     ----------      ----------     ----------     ----------     ----------
        Total mortgage-backed securities....   1,982,840      1,995,840       1,646,732      1,644,183      1,105,530      1,087,609
                                              ----------     ----------      ----------     ----------     ----------     ----------
        Total securities available for sale.  $2,771,137     $2,792,112      $2,552,324     $2,552,360     $1,881,147     $1,854,872
                                              ----------     ----------      ----------     ----------     ----------     ----------

Other interest-earning securities:
   Interest-earning cash....................  $   38,774     $   38,774      $   47,371     $   47,371     $   25,434     $   25,434
                                              ----------     ----------      ----------     ----------     ----------     ----------
        Total marketable securities and
           interest-earning investments.....  $2,809,911     $2,830,886      $2,599,695     $2,599,731     $1,929,290     $1,902,046
                                              ==========     ==========      ==========     ==========     ==========     ==========


INVESTMENT PORTFOLIO MATURITIES

      The following table sets forth information regarding the scheduled maturities, carrying values, and average yields for Waypoint Financial's available-for-sale investment securities at December 31, 2002.


                                                                      AT DECEMBER 31, 2002
                                     ------------------------------------------------------------------------------------------
                                                              AFTER ONE THROUGH      AFTER FIVE THROUGH
                                       ONE YEAR OR LESS          FIVE YEARS               TEN YEARS            OVER TEN YEARS
                                     -------------------    --------------------    -------------------     -------------------
                                                WEIGHTED                WEIGHTED               WEIGHTED                WEIGHTED
                                     AMORTIZED   AVERAGE    AMORTIZED    AVERAGE    AMORTIZED   AVERAGE     AMORTIZED   AVERAGE
                                       COST       YIELD       COST        YIELD       COST       YIELD        COST       YIELD
                                     ---------  --------    ---------   --------    ---------  --------     ---------  --------
                                                                     (DOLLARS IN THOUSANDS)
U.S. government and agency            $ 1,009     3.54%      $ 57,030     4.43%      $268,975    5.78%     $   10,302    5.62%
  obligations.................
Corporate bonds...............              -        -          4,988     2.21          2,012    6.76          71,089    2.21
Municipal securities(2).......              -        -              -        -          3,116    5.04          91,119    5.27
Equity(1),(2).................              -        -              -        -              -       -         234,980    4.26
Asset-backed securities.......              -        -         29,027     3.50         14,650    3.64               -       -
Mortgage-backed securities(3):
   Commercial mortgage-backed.              -        -              -        -              -       -          23,599    3.98
   GNMA PC's..................             71     8.85              -        -              -       -               -       -
   Agency CMOs(4).............         38,146     3.32        139,780     3.34        158,148    3.19         717,986    3.67
   Private issue CMOs.........         39,989     5.07        127,272     5.55        145,209    4.73         592,640    5.17
                                      -------     ----       --------     ----       --------    ----      ----------    ----
     Total mortgage-backed
       securities.............         78,206     4.22        267,052     4.39        303,357    3.93       1,334,225    4.34
                                      -------     ----       --------     ----       --------    ----      ----------    ----
     Total marketable
       securities.............        $79,215     4.21%      $358,097     4.29%      $592,110    4.78%     $1,741,715    4.30%
                                      =======     ====       ========     ====       ========    ====      ==========    ====


                                              AT DECEMBER 31, 2002
                                     ---------------------------------
                                                     TOTAL
                                      --------------------------------
                                                              WEIGHTED
                                      AMORTIZED    MARKET     AVERAGE
                                        COST        VALUE       YIELD
                                     ----------  ----------   --------
                                            (DOLLARS IN THOUSANDS)
U.S. government and agency           $  337,316  $  344,769     5.54%
  obligations.................
Corporate bonds...............           78,089      67,216     2.33
Municipal securities(2).......           94,235      98,710     5.27
Equity(1),(2).................          234,980     240,733     4.26
Asset-backed securities.......           43,677      44,844     3.54
Mortgage-backed securities(3):
   Commercial mortgage-backed.           23,599      24,402     3.98
   GNMA PC's..................               71          78     8.85
   Agency CMOs(4).............        1,054,060   1,060,772     3.55
   Private issue CMOs.........          905,110     910,588     5.15
                                     ----------  ----------     ----
     Total mortgage-backed
       securities.............        1,982,840   1,995,840     4.29
                                     ----------  ----------     ----
     Total marketable
       securities.............       $2,771,137  $2,792,112     4.40%
                                     ==========  ==========     ====

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


                                                               FOR THE YEARS ENDED DECEMBER 31,
                           ---------------------------------------------------------------------------------------------------------
                                         2002                                 2001                                2000
                           ---------------------------------    ---------------------------------   --------------------------------
                                                   WEIGHTED                             WEIGHTED                            WEIGHTED
                            AVERAGE                AVERAGE       AVERAGE                AVERAGE      AVERAGE                 AVERAGE
                             AMOUNT     PERCENT      COST         AMOUNT     PERCENT      COST        AMOUNT     PERCENT      COST
                           ----------   -------    --------     ----------   -------    --------    ----------   -------   ---------
Savings deposits........   $  240,786      9.53%     1.09%      $  217,134     8.66%     2.08%      $  184,404     7.02%      2.52%
Time deposits...........    1,503,941     59.53      4.15        1,449,583    57.82      5.53        1,643,535    62.59       5.75
Transaction and money
   market accounts......      781,763     30.94      0.88          840,392    33.52      2.65          798,006    30.39       3.25
                           ----------    ------      ----       ----------   ------      ----       ----------   ------       ----
Total...................   $2,526,490    100.00%     2.85%      $2,507,109   100.00%     4.27%      $2,625,945   100.00%      4.76%
                           ==========    ======      ====       ==========   ======      ====       ==========   ======       ====


     Deposits Flow. The following table summarizes the deposit activity for the periods indicated.

                                                                 YEAR ENDED DECEMBER 31,
                                                    --------------------------------------------------
                                                       2002                2001               2000
                                                    ----------          ----------          ----------
                                                                      (IN THOUSANDS)
Beginning balance..............................     $2,537,269          $2,625,720          $2,544,598
(Decrease) increase before interest credit.....       (157,091)           (197,637)             24,371
Interest credited..............................         73,212             109,186             124,135
                                                    ----------          ----------          ----------
Net (decrease) increase........................        (83,879)            (88,451)            148,506
Pooling adjustment to conform accounting years.              -                   -             (67,384)
                                                    ----------          ----------          ----------
     Ending balance............................     $2,453,390          $2,537,269          $2,625,720
                                                    ==========          ==========          ==========

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

     Time Deposits by Maturity Schedule. The following table sets forth the amount and maturities of certificates of deposit at December 31, 2002.


                                                       AMOUNT DUE
                             ----------------------------------------------------------------
                              LESS THAN       1-2          2-3        AFTER 3
WEIGHTED AVERAGE RATE         ONE YEAR      YEARS        YEARS        YEARS          TOTAL
---------------------        -----------  -----------  -----------  -----------  ------------
                                                     (IN THOUSANDS)
4% or less...............      $478,886     $172,889      $16,217     $134,514     $ 802,506
4.01-6.00%...............       139,134       74,468       14,449      199,229       427,280
6.01-8.00%...............        94,186      118,747        7,114        3,140       223,187
                               --------     --------      -------     --------    ----------
Total....................      $712,206     $366,104      $37,780     $336,883    $1,452,973
                               ========     ========      =======     ========    ==========



     Certificates of Deposit of $100,000 and More. The following table presents information as of December 31, 2002, regarding Waypoint Financial's certificates of deposit and other time deposits of $100,000 or more by time remaining until maturity and weighted average rate.


                                                                WEIGHTED
                                                                 AVERAGE
                                                    AMOUNT(1)     RATE
                                                   -----------  --------
Three months or less........................        $ 62,602      2.90%
Over three months through six months........          29,482      2.92
Over six months through twelve months.......          22,615      3.77
Over twelve months..........................          71,647      5.08
                                                    --------      ----
    Total...................................        $186,346      3.85%
                                                    ========      ====

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

     The following table sets forth information regarding borrowings by Waypoint Financial at or for the dates indicated.

                                                                                      AT OR FOR YEARS ENDED DECEMBER 31,
                                                                               -------------------------------------------------
                                                                                  2002              2001               2000
                                                                               ------------      ------------      -------------
                                                                                                (IN THOUSANDS)
Outstanding at end of period:
   FHLB.............................................................            $2,041,558        $1,842,170         $1,434,806
   Repurchase agreements............................................               372,897           449,770            189,853
   Other............................................................                    25                47                670
                                                                               ------------      ------------      -------------
      Total.........................................................            $2,414,480        $2,291,987         $1,625,329
                                                                               ============      ============      =============

Weighted average rate at end of period:
   FHLB.............................................................                  3.57%             4.11%              6.24%
   Repurchase agreements............................................                  2.58              2.62               5.71
   Other............................................................                  4.75              9.50               9.77
      Total.........................................................                  3.41%             3.82%              6.18%

Maximum amount outstanding at any month-end during the period:
   FHLB.............................................................            $2,111,289        $1,870,888         $1,434,806
   Repurchase agreements............................................               479,344           499,239            313,000
   Other............................................................                15,025               530             15,663
                                                                               ------------      ------------      -------------
      Total.........................................................            $2,605,658        $2,370,657         $1,763,469
                                                                               ============      ============      =============

Average amount outstanding during the period:
   FHLB.............................................................            $1,828,462        $1,616,444         $1,361,786
   Repurchase agreements............................................               373,266           414,054            204,664
   Other............................................................                 1,072               552              5,297
                                                                               ------------      ------------      -------------
      Total.........................................................            $2,202,800        $2,031,050         $1,571,747
                                                                               ============      ============      =============

Weighted average rate during the period:
   FHLB.............................................................                  4.06%             5.28%              6.40%
   Repurchase agreements............................................                  2.78              4.29               5.68
   Other............................................................                  2.86              5.47               8.68
      Total.........................................................                  3.85%             5.08%              6.31%


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

     Waypoint Brokerage Services, Inc. Waypoint Brokerage Services, Inc. was incorporated in 1987 and is a full-service broker/dealer subsidiary that provides financial services to customers of Waypoint Bank and the general public.

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

     The risk-based capital standards for savings institutions require the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weighted factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core (tier 1) capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

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

OTHER LAWS AND REGULATIONS

    State usury and credit laws limit the amount of interest and various other charges collected or contracted by a financial institution on loans. Waypoint Financial's loans are also subject to federal laws applicable to credit transactions, such as the

     o Federal Truth-In-Lending Act, which governs disclosures of credit terms to consumer borrowers;

     o Home Mortgage Disclosure Act, requiring financial institutuions to provide information to enable public officials to determine whether a financial institution is fulfilling its obligations to meet the housing needs of the community it serves;

     o Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibitive factors in extending credit;

     o Real Estate Settlement Procedures Act, which requires lenders to disclose certain information regarding the nature and cost of real estate settlements, and prohibits certain lending practices, as well as limits escrow account amounts in real estate transactions;

     o Fair Credit Reporting Act governing the manner in which consumer debts may be collected by collection agencies; and

     o Various rules and regulations of various federal agencies charged with the implementation of such federal laws.


     Additionally, Waypoint Financial's operations are subject to additional federal laws and regulations, including, without limitation:

     o Privacy provisions of the Gramm-Leach-Bliley Act and related regulations, which require us to maintain privacy policies intended to safeguard customer financial information, to disclose the policies to our customers and to allow customers to "opt out" of having their financial service providers disclose their confidential financial information to non-affiliated third parties, subject to certain exceptions;

     o Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

     o Consumer protection rules for the sale of insurance products by depository institutions, adopted pursuant to the requirements of the Gramm-Leach-Bliley Act; and

     o Title III of the USA Patriot Act, which requires financial institutions to take certain actions to help prevent, detect and prosecute international money laundering and the financing of terrorism.

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

STATE TAXATION

     Waypoint Financial is subject to the Pennsylvania corporate net income tax and capital stock and franchise tax and, to a lesser extent, certain taxes of other states. The corporate net income tax rate for 2002 is 9.99% and is imposed on Waypoint Financial's unconsolidated taxable income for federal purposes with certain adjustments. In general, the capital stock tax is a property tax imposed at the rate of approximately .724% (for 2002) of a corporation's capital stock value, which is determined in accordance with a fixed formula based upon average net income and net worth.

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


                                           HIGH        LOW
                                           SALES      SALES      CASH DIVIDEND
YEAR  ENDED DECEMBER 31, 2002              PRICE      PRICE   DECLARED PER SHARE
-----------------------------             ------     ------   ------------------
Quarter ended December 31.............    $18.73     $15.71          $0.10
Quarter ended September 30............    $19.11     $16.20          $0.10
Quarter ended June 30.................    $19.62     $16.49          $0.10
Quarter ended March 31................    $16.90     $14.28          $0.10

YEAR  ENDED DECEMBER 31, 2001
-----------------------------
Quarter ended December 31.............    $15.08     $12.96         $0.085
Quarter ended September 30............    $14.87     $12.15         $0.085
Quarter ended June 30.................    $12.60     $10.02         $0.085
Quarter ended March 31................    $11.69     $ 9.75         $0.085

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

ITEM 6.   SELECTED FINANCIAL DATA

                 SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
                                   (RESTATED)

The following tables set forth selected consolidated historical financial and other data of Waypoint Financial Corp. (Waypoint Financial) and its subsidiaries for the periods and at the dates indicated. The information is derived in part from, and should be read together with, the restated Consolidated Financial Statements and Notes thereto of Waypoint Financial contained elsewhere herein. The Company restated its consolidated financial statements for all periods presented. Please refer to Notes 1 and 16 in the Notes to the Consolidated Financial Statements included as part of this form for a detailed discussion of the restatement adjustments.


                                                                                     AT DECEMBER 31,
                                                           --------------------------------------------------------------------
                                                               2002          2001          2000         1999           1998
                                                           ------------   -----------   ----------   -----------   ------------
                                                                                     (IN THOUSANDS)
SELECTED FINANCIAL CONDITION DATA:
Total assets                                                 $5,425,013    $5,375,981   $4,760,213    $4,368,858    $3,862,095
Loans receivable, net                                         2,310,106     2,462,218    2,591,527     2,439,194     1,960,835
Loans held for sale, net                                         30,328        42,453       18,415         6,061        45,049
Marketable securities                                         2,792,112     2,552,360    1,877,581     1,648,087     1,601,122
Deposits                                                      2,453,390     2,537,269    2,625,720     2,544,598     2,320,632
Borrowings                                                    2,414,480     2,291,987    1,625,329     1,488,390     1,183,216
Stockholders' equity                                            452,882       482,714      442,398       276,170       297,390


                                                                                    YEAR ENDED DECEMBER 31,
                                                             -----------------------------------------------------------------
                                                                2002         2001         2000         1999           1998
                                                             ----------   ----------   ----------   -----------    -----------
                                                                                     (IN THOUSANDS)
SELECTED OPERATING DATA:
Interest Income                                               $281,134     $ 325,474     $324,558      $284,581      $251,176
Interest expense                                               157,913       210,129      224,319       184,708       158,976
                                                              --------     ---------     --------      --------      --------
Net interest income                                            123,221       115,345      100,239        99,873        92,200
Provision for loan losses                                       10,840         6,996        5,070         4,840         6,172
                                                              --------     ---------     --------      --------      --------
Net interest income after provision
  for loan losses                                              112,381       108,349       95,169        95,033        86,028
Noninterest income                                              38,996        29,966       15,528        16,803        25,359
Noninterest expense(6)                                          86,496        81,833       96,323        74,128        75,039
                                                              --------     ---------     --------      --------      --------
Income before taxes                                             64,881        56,482       14,374        37,708        36,348
Provision for income taxes                                      18,015        17,675        3,817         9,778        10,439
                                                              --------     ---------     --------      --------      --------
  Net income                                                  $ 46,866     $  38,807     $ 10,557      $ 27,930      $ 25,909
                                                              ========     =========     ========      ========      ========


                                                                           AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                             -----------------------------------------------------------------
                                                                2002         2001         2000         1999           1998
                                                             ----------   ----------   ----------   -----------    -----------
SELECTED OPERATING RATIOS AND OTHER DATA
PERFORMANCE RATIOS:
Return on average assets (net income divided
   by average total assets)                                      0.89%        0.77%        0.23%        0.67%          0.72%
Return on average equity (net income divided
   by average equity)                                           10.04         8.33         3.75         9.60           8.74
Average net interest rate spread(1)                              2.37         2.12         2.18         2.34           2.41
Net interest margin (2)                                          2.57         2.43         2.36         2.53           2.67
Efficiency ratio (3) (7)                                        53.32        56.32        83.20        64.20          64.24
Noninterest expense to average assets (7)                        1.65         1.62         2.12         1.77           2.07
Noninterest income to average assets                             0.74         0.59         0.34         0.40           0.70
Average interest-earning assets to average
   interest-bearing liabilities                                106.58       107.23       103.56       104.34         106.48

                                                                                AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                                   ------------------------------------------------------------
                                                                     2002          2001        2000         1999         1998
                                                                   --------      --------    --------     --------     --------
ASSET QUALITY RATIOS:
Non-performing loans to total loans                                    0.86%         0.92%       0.89%        0.96%        0.90%
Non-performing loans to total assets                                   0.37          0.43        0.49         0.54         0.46
Non-performing assets as a percentage
   of total assets                                                     0.39          0.45        0.57         0.65         0.82
Non-performing loans and real estate owned
   to total net loans and real estate owned                            0.89          0.99        1.01         1.12         1.61
Allowance for loan losses to total loans                               1.18          0.93        0.86         0.94         1.00
Allowance for loan losses to
   non-performing loans                                              137.59        100.76       97.45        98.21       112.35
EQUITY AND DIVIDEND RATIOS:
Tangible capital                                                       7.93          8.75        9.79         6.79         6.83
Core capital                                                           7.93          8.75        9.79         6.79         6.83
Risk-based capital                                                    14.17         16.94       16.02        12.09        12.16
Average equity to average assets                                       8.89          9.21        6.20         6.95         8.19
Period end equity to assets                                            8.35          8.98        9.29         6.33         7.70
Dividend payout ratio (4)                                             31.01         33.19      111.62        43.88        45.38
PER SHARE DATA (5):
Basic earnings per share                                           $   1.33      $   1.04    $   0.28     $   0.73     $   0.67
Diluted earnings per share                                             1.29          1.02        0.28         0.72         0.66
Dividends per share (8)                                                0.40          0.34        0.33         0.34         0.32
Book value per share                                                  13.05         12.32       11.42         7.21         7.33
OTHER DATA:
Number of:
Real estate loans outstanding                                         8,948        11,525      13,735       14,577       17,024
Loans serviced for others                                             6,297         8,704       9,695       17,653       33,877
Deposit accounts                                                    260,256       266,491     281,925      291,836      279,532
Full-service offices                                                     59            58          58           62           60


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

(7) If noninterest expense for 2000 had been adjusted to remove merger expenses of $16.2 million (see (6) above), the efficiency ratio would have been 69.18% and noninterest expense to average assets would have been 1.76%.

(8) Dividends per share are adjusted to exclude the effect of shares held by Harris Financial, MHC.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations presented below reflects certain restatements to the Company's previously reported consolidated financial statements for all periods presented (See "Restatement" below.) The purpose of this discussion is to provide additional information about Waypoint Financial Corp. (Waypoint Financial), its financial condition and results of operations. Readers should refer to the consolidated financial statements and other financial data presented throughout this report to fully understand the following discussion and analysis.

     The accompanying consolidated statements of income for the years 2002, 2001 and 2000 and consolidated statements of financial condition as of December 31, 2002 and 2001 have been restated to reflect a correction of the accounting for certain benefit plans. The restatement for fiscal years 2002, 2001 and 2000 resulted in a reduction in previously reported net income of approximately $288,000, $331,000 and $138,000 respectively. Diluted earnings per share declined $.01 and $.01 for fiscal years 2002 and 2001, respectively. Diluted earnings per share was not impacted for fiscal year 2000. In addition, as a result of the cumulative effect of the restatement, retained earnings has been reduced by $3,789,000, $3,501,000 and $3,170,000 as of December 31, 2002,
December 31, 2001 and December 31, 2000, respectively. Also, as a result of the cumulative effect of the restatement for the years 1998 through 2000, opening retained earnings as of January 1, 2000 has been reduced $3,032,000.


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

      Goodwill. As described in Note 10 in the Notes to Consolidated Financial Statements, Waypoint Financial has goodwill that is subject to annual impairment evaluation under SFAS 142. Waypoint Financial applies the market approach under SFAS 142 for impairment measurement which is highly sensitive to underlying assumptions. Changes in assumptions and results due to economic conditions, industry factors and reporting unit's performance and cash flow projections could result in different assessments of the fair values of reporting units and could result in impairment charges in the future.


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

      An analysis of hypothetical changes in interest rates as of December 31, 2002 is as follows:


                                               DECEMBER 31,
                        --------------------------------------------------------
                                 2002                             2001
                        -------------------------       ------------------------
                                          PERCENTAGE CHANGE IN
                        --------------------------------------------------------
    CHANGE IN              NET            NET              NET           NET
 INTEREST RATES         INTEREST        PORTFOLIO       INTEREST       PORTFOLIO
(IN BASIS POINTS)       INCOME(1)       RATIO(2)        INCOME(1)      RATIO(2)
-----------------       ---------       ---------       ---------      ---------
       +300               6.95%           5.29%           1.73%           5.61%
       +200               5.22            5.91            0.95            6.58
       +100               3.62            6.20            0.71            7.21
          0                  -            6.30               -            7.77
       (100)             (3.45)           5.27           (0.96)           7.59
       (200)             (6.74)           3.72           (2.26)           6.99


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


VI.   CONCENTRATION RISK - GEOGRAPHIC

      Waypoint Financial's primary market area includes the five central Pennsylvania counties of Dauphin, Cumberland, York, Lancaster, and Lebanon and the northern Maryland counties of Harford, Washington, and Baltimore. Except for the manufactured home loan portfolio, substantially all of Waypoint Financial's loans and deposits are dependent on this primary market area. The southcentral Pennsylvania and northern Maryland area has enjoyed a strong, well diversified and stable economy for many years relative to the general economic conditions experienced in the Northeastern United States and the nation as a whole. During 2002, the United States and the leading industrialized nations of the world experienced varying degrees of economic disruption. Most service and manufacturing industries as well as the public sector entered the year in a state of fiscal weakness and experienced little improvement during 2002. As of the date of this report, Waypoint Financial's primary market area appears to be proving resilient to these economic stresses and general economic indicators appear to be improving. However, should significant economic stress become evident in this market area, Waypoint Financial's loan and deposit portfolios and operations could be adversely impacted. As of the current date, Waypoint has not experienced significant deterioration in its asset quality or demand for financial services.


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

      Generally, Waypoint Financial's principal use of funds is to originate commercial and consumer loans. Strong sales and marketing efforts and a decreasing interest rate environment during 2002 had a favorable effect on commercial and consumer loan growth. During 2002, commercial loans grew $136.3 million to $917.8 million and consumer loans grew $55.1 million to $702.4 million. During 2002, Waypoint Financial also acquired $82.9 million of treasury stock, funding this with excess liquidity and $29.1 million of proceeds from the issuance of trust preferred securities.

      The sources of liquidity previously discussed are deemed by management to be sufficient to fund outstanding loan commitments and meet other obligations. See the Notes to Consolidated Financial Statements for information on commitments and fair value of financial instruments at December 31, 2002.


IX.   CAPITAL RESOURCES

      The management of capital provides the foundation for future asset and profitability growth and is a major strategy in the management of Waypoint Financial. Stockholders' equity at December 31, 2002, totaled $452.9 million compared to $482.7 million at December 31, 2001, a decrease of $29.8 million. The decrease in capital resulted primarily from treasury stock purchases of $82.9 million and cash dividends totaling $13.6 million. These decreases were offset by net income of $46.9 million, by a reduction in Waypoint Financial's unrealized losses on available for sale securities, net of tax effect, of $12.7 million, by stock option exercises of $2.3 million, and by earned ESOP and RRP shares totaling $5.3 million.

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

TABLE 1 AVERAGE BALANCE SHEETS, RATES AND INTEREST INCOME AND EXPENSE SUMMARY (ALL DOLLAR AMOUNTS PRESENTED IN TABLE ARE IN THOUSANDS)


                                                                              (RESTATED)
                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                        -------------------------------------------------------------------------------------------
                                             2002                           2001                            2000
                              YIELD/    ------------------------------ ----------------------------  ------------------------------
                             COST AT                            AVERAGE                       AVERAGE                        AVERAGE
                           DECEMBER 31,   AVERAGE      INTEREST (YIELD/   AVERAGE   INTEREST  (YIELD/   AVERAGE    INTEREST  (YIELD/
                               2002       BALANCE         (2)    COST)    BALANCE      (2)     COST)    BALANCE      (2)      COST)
                           ------------   -------      --------  -----   ---------  --------    ----   ----------  --------   ----
           ASSETS

Interest-earning assets:
  Loans, net(1)(5)            6.50%     $2,414,520    $165,929   6.84%  $2,593,922  $197,507    7.61%  $2,608,453  $201,211    7.71%
  Marketable securities -
   taxable                    4.30       2,471,637     110,039   4.67    2,162,575   123,076    5.69    1,651,359   118,911    7.20
  Marketable securities -
   tax free                   7.45          98,499       7,921   8.04       74,830     6,271    8.38       63,150     5,566    8.81
  Other interest-earning
   assets                     1.46          61,615         806   1.71       41,392     1,716    4.15       34,461     1,466    4.25
                              ----       ---------    --------   ----   ----------  --------    ----   ----------  --------    ----
  Total interest-
   earning assets             5.41       5,046,271     284,695   5.68    4,872,719   328,570    6.74    4,357,423   327,154    7.51
                              ----                    --------                      --------    ----               --------    ----
Noninterest-earning assets                 201,847                         189,103                        183,459
                                        ----------                      ----------                     ----------
        Total Assets                    $5,248,118                      $5,061,822                     $4,540,882
                                        ==========                      ==========                     ==========


      LIABILITIES AND
    STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
   Savings deposits               0.64  $  240,786       2,659  1.09  $  217,134     4,523    2.08   $  184,404     4,652    2.52
   Time deposits                  3.90   1,503,941      63,411  4.15   1,449,583    80,094    5.53    1,643,535    94,449    5.75
   NOW and money market deposits  0.61     781,763       6,894  0.88     840,392    22,285    2.65      798,006    25,951    3.25
   Escrow and stock
      subscriptions               0.84       4,426          27  0.61       6,001        30    0.50        9,862        88    0.89
   Borrowed funds                 3.80   2,203,831      84,921  3.85   2,031,050   103,197    5.08    1,571,747    99,179    6.31
                                  ----  ----------    --------  ----  ----------  --------    ----   ----------  --------    ----
      Total interest-bearing
        liabilities               3.17   4,734,747     157,912  3.31   4,544,160   210,129    4.62    4,207,554   224,319    5.33
                                  ----                --------  ----              --------    ----               --------    ----
Noninterest-bearing
   liabilities                              46,791                        51,550                         51,710
                                        ----------                    ----------                     ----------
        Total liabilities                4,781,538                     4,595,710                      4,259,264
Stockholders' equity                       466,580                       466,112                        281,618
                                        ----------                    ----------                     ----------
        Total liabilities and
           stockholders' equity         $5,248,118                    $5,061,822                     $4,540,882
                                        ==========                    ==========                     ==========

Net interest income                                   $126,783                    $118,441                        $102,835
                                                      ========                    ========
  Interest rate spread(3)        2.24%                          2.37%                         2.12%                          2.18%
                                 ====                           ====                          ====                           ====

Net interest-earning assets             $  311,524                    $  328,559                     $  149,869
                                        ==========                    ==========                     ==========

Net interest margin(4)                                          2.57%                         2.43%                          2.36%
                                                                ====                          ====                           ====

Ratio of interest-earning assets
  To interest-bearing liabilities            1.07x                         1.07x                          1.04x
                                        ==========                    ==========                     ==========

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

    Table 2 presents an analysis of the changes in tax-equivalent net interest income attributable to changes in volume and rate. During 2002, essentially all of Waypoint Financial's $8.4 million increase in tax-equivalent net interest income was due to a $13.0 million increase due to interest rates. Interest expense on liabilities decreased $62.3 million during 2002 as the average cost of funds decreased 131 basis points to 3.31%. Partially offsetting this favorable impact, tax-equivalent interest income on assets decreased $49.3 million during 2002 as the average yield on assets decreased 106 basis points to 5.68%. While interest rate markets are the primary determinant in rate changes within the asset and liability portfolios, Waypoint Financial's disciplined pricing strategies and portfolio management practices have enhanced the improvement in net interest income during 2002.

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

         TABLE 2 RATE/VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME
              (ALL DOLLAR AMOUNTS PRESENTED IN TABLE ARE IN 000'S)

                                                 YEAR ENDED DECEMBER 31, 2002           YEAR ENDED DECEMBER 31, 2001
                                                         COMPARED TO                             COMPARED TO
                                                 YEAR ENDED DECEMBER 31, 2001           YEAR ENDED DECEMBER 31, 2000
                                                     INCREASE (DECREASE)                     INCREASE (DECREASE)
                                              ----------------------------------     ----------------------------------
                                               VOLUME        RATE         NET         VOLUME        RATE         NET
                                              --------     --------     --------     --------     --------     --------
Interest-earning assets:
   Loans, net                                 $(13,101)    $(18,477)    $(31,578)    $ (1,076)    $ (2,628)    $ (3,704)
   Marketable securities - taxable              16,059      (29,096)     (13,037)      32,185      (28,020)       4,165
   Marketable securities - tax-free              1,912         (262)       1,650          990         (285)         705
   Other interest-earning assets                   601       (1,511)        (910)         287          (37)         250
                                              --------     --------     --------     --------     --------     --------
       Total interest-earning assets             5,471      (49,346)     (43,875)      32,386      (30,970)       1,416
                                              --------     --------     --------     --------     --------     --------

Interest-bearing liabilities:
   Savings deposits                                451       (2,315)      (1,864)         748         (877)        (129)
   Time deposits                                 2,914      (19,597)     (16,683)     (10,868)      (3,487)     (14,355)
   NOW and money market deposits                (1,458)     (13,933)     (15,391)       1,322       (4,988)      (3,666)
   Escrow and stock subscriptions                   (9)           6           (3)         (27)         (31)         (58)
   Borrowed funds                                8,194      (26,470)     (18,276)      25,600      (21,582)       4,018
                                              --------     --------     --------     --------     --------     --------
       Total interest-bearing liabilities       10,092      (62,309)     (52,217)      16,775      (30,965)     (14,190)
                                              --------     --------     --------     --------     --------     --------
Change in net interest income                 $ (4,621)    $ 12,963     $  8,342     $ 15,611     $     (5)    $ 15,606
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

    Noninterest Income. Noninterest income increased $9.0 million or 30.1% in 2002 from $30.0 million in 2001. Table 3 presents a summary of the changes in noninterest income during the years 2002 and 2001.

                      TABLE 3 CHANGES IN NONINTEREST INCOME
            (ALL DOLLAR AMOUNTS PRESENTED IN TABLE ARE IN THOUSANDS)
                                   (RESTATED)


                                                           2002/2001                           2001/2000
                                                 ------------------------------      ------------------------------
                                                   2002       CHANGE       %          2001        CHANGE       %          2000
                                                 -------      -------    -----       -------     --------   -------     ---------
Service charges on deposits                      $ 7,608       $  904      13.5 %    $ 6,704      $   183       2.8 %     $ 6,521
Other service charges, commissions and  fees      12,550        1,919      18.1       10,631        3,637      52.0         6,994
Loan servicing, net                              (1,101)        (938)    (575.5)        (163)      (1,355)   (113.7)        1,192
Gain (loss) on securities and derivatives          9,098        6,272     221.9        2,826        4,618    (257.7)       (1,792)
Gain on sales of loans                             4,340          421      10.7        3,919        3,758   2,334.2           161
Bank-owned life insurance                          4,691        1,931      70.0        2,760        2,151     353.2           609
Other                                              1,810       (1,479)    (45.0)       3,289        1,446      78.5         1,843
                                                 -------       ------     -----      -------      -------   -------       -------
     Total                                       $38,996       $9,030      30.1 %    $29,966      $14,438      93.0 %     $15,528
                                                 =======       ======     =====      =======      =======   =======       =======


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

     Other noninterest income decreased $1.5 million in 2002 to $1.8 million. Waypoint Financial's joint venture equity investments resulted in income of $.2 million in 2002, which represents an improvement of $.7 million over a loss of $.5 million recorded during 2001. Other income for 2001 also included a one-time gain of $2.1 million related to the curtailment of a pension plan.

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

                     TABLE 4 CHANGES IN NONINTEREST EXPENSE
            (ALL DOLLAR AMOUNTS PRESENTED IN TABLE ARE IN THOUSANDS)
                                   (RESTATED)

                                                         2002/2001                               2001/2000
                                            ---------------------------------        ---------------------------------
                                              2002         CHANGE         %            2001        CHANGE          %         2000
                                            --------      --------    -------        --------     --------     --------    -------
Salaries and benefits                       $45,305       $ 2,229        5.2 %       $43,076      $  3,786        9.6%     $39,290
Equipment expense                             7,053          (128)      (1.8)          7,181          (113)      (1.5)       7,294
Occupancy expense                             6,595           106        1.6           6,489           115        1.8
                                                                                                                             6,374
Advertising and public relations              4,248         1,507       55.0           2,741          (671)     (19.7)       3,412
FDIC insurance                                  442           (53)     (10.7)            495           (26)      (5.0)         521
(Income) expense from real
    estate operations                          (361)           41       10.2            (402)       (1,649)    (132.2)       1,247
Amortization of goodwill                          -        (1,048)    (100.0)          1,048           118       12.7          930
Amortization of other intangible assets       1,586          (373)     (19.0)          1,959             -          -        1,959
Professional fees and outside services        3,107             6        0.2           3,101        (1,715)     (35.6)       4,816
Supplies, telephone and postage               4,887          (497)      (9.2)          5,384           428        8.6        4,956
Merger expense                                    -             -          -               -       (16,239)    (100.0)      16,239
Other                                        13,634         2,873       26.7          10,761         1,476       15.9        9,285
                                            -------       -------     ------         -------      --------     ------      -------
        Total                               $86,496       $ 4,663        5.7 %       $81,833      $(14,490)     (15.0)%    $96,323
                                            =======       =======     ======         =======      ========     ======      =======


    Salaries and benefits expense represents Waypoint Financial's largest noninterest expense and was up $2.2 million or 5.2% to $45.3 million in 2002. This increase included a number of increases to salaries and benefits expense that reflect Waypoint Financial's continued integration of more "pay for performance" compensation practices and the expansion of activities that increase fee-based income. Salaries and wages increased $1.2 million to $25.6 million on increased business line staffing and annual merit increases. Incentive bonuses and commission-based compensation increased $1.0 million to $6.8 million in 2002. Compensation expense also increased $.2 million due to stock grants vested under Waypoint Financial's Recognition and Retention Plan
(RRP). The cost of employer payroll taxes and employee benefits decreased $.3 million to $8.3 million during 2002. Finally, ESOP expense increased $.3 million to $2.0 million in 2002 as Waypoint committed the first release of shares under the Waypoint ESOP. In 2001, employees received ESOP benefits under predecessor plans that were terminated in 2001.

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

    Income Tax Expense. Income tax expense was $18.0 million in 2002, which represented an effective tax rate of 27.8% on income before taxes of $64.9 million. Waypoint Financial's effective rate was lower than the expected federal and state combined statutory rate of approximately 38% in 2002 primarily due to reductions from tax exempt income on securities and loans (3.2%), dividends received deduction (2.1%), tax exempt BOLI income (2.5%) and federal tax credits for qualified investments (1.5%). In 2001, income tax expense was $17.7 million, which equated to an effective tax rate of 31.3% on income before taxes of $56.5 million. In 2001, the effective rate was higher than in 2002 primarily because of lower tax exempt BOLI income (1.7%), lower tax credits (.8%), and an addition in 2001 for non-deductible goodwill amortization of .6%. For a more comprehensive analysis of income tax expense, see the Notes to Consolidated Financial Statements.


XIII.  COMPARISON OF RESULTS OF OPERATIONS IN 2001 AND 2000

     Net interest income before provision for loan losses, on a tax-equivalent basis, was $118.4 million for 2001 as compared to $102.8 million for 2000, which represents an increase of $15.6 million or 15.2%. The increase in net interest income was due primarily to an increase in average balances as noted in Table 2. The net interest margin increased to 2.43% in 2001 from 2.36% in 2000.

     Table 2 presents an analysis of the changes in tax-equivalent net interest income attributable to changes in volume and rate. During 2001, essentially all of Waypoint Financial's $15.6 million increase in tax-equivalent net interest income was due to volume increases. Table 1 indicates that the average balance of interest earning assets in 2001 increased $515.3 million from 2000 and the average balance of interest bearing liabilities increased $336.6 million from 2000. The $184.5 million increase in total average assets over total average liabilities was due in large part to an increase of $155.6 million in Waypoint Financial's assets and stockholders' equity from net proceeds of its stock offering completed on October 17, 2000, and, to a lesser extent, retained earnings and other capital additions.

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

     Provision for Loan Losses. During 2001, Waypoint Financial recorded provisions for loan losses totaling $7.0 million, which represented an increase of $1.9 million or 37.3% from $5.1 million recorded in 2000. In general, this increase was required to support composition changes within the loan portfolio and to reflect the uncertain economic environment experienced during 2001, which was exacerbated by the terrorist attacks of September 11th and subsequent related events.

     Noninterest Income. Noninterest income increased $14.4 million or 93.0% to $30.0 million in 2001 from $15.5 million in 2000. Table 3 presents a summary of the changes in noninterest income during the years 2001 and 2000.

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

     Other noninterest income increased to $3.3 million in 2001 from $1.8 million in 2000. Waypoint Financial's joint venture equity investments resulted in a loss of $.2 million in 2001, which represents an improvement of $1.2 million over a loss of $1.4 million recorded during 2000. Other income for 2001 also included a one-time gain of $2.1 million related to the curtailment of a pension plan. During 2000, Waypoint Financial recorded a one-time gain of $1.9 million for an insurance recovery related to a 1996 fraud loss associated with the acquisition of First Harrisburg Bancor.

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

     Salaries and benefits expense was up $3.8 million to $43.1 million or 9.6% in 2001 from $39.3 million in 2000. This increase included the effects of salary and wage savings of $2.6 million from merger efficiencies, net of post-merger business line staff enhancements, and savings of $1.3 million from increased deferrals of loan origination costs. This savings was offset by a number of increases to salaries and benefits expense that reflect Waypoint Financial's adoption of "pay for performance" compensation practices. Accordingly, incentive bonuses and commission-based compensation increased $2.2 million to $6.1 million in 2001. Compensation expense also increased $1.9 million due to stock grants under Waypoint Financial's RRP. The Waypoint Financial RRP was approved by shareholders at a special meeting on December 20, 2001. The cost of benefits increased $2.4 million to $5.8 million in 2001, reflecting market increases in health insurance and other benefits and the adoption of additional benefit options to attract and retain high-quality employees. Finally, ESOP expense increased $1.2 million to $1.7 million in 2001 as Waypoint committed for release the remaining shares in the former Harris Financial and York Financial ESOPs.

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

     Income Tax Expense. Income tax expense was $17.7 million in 2001, which represented an effective tax rate of 31.3% on income before taxes of $56.5 million. Waypoint Financial's effective rate was lower than the expected federal and state combined statutory rate of approximately 38% during 2001 primarily due to reductions from tax exempt income on securities and loans (3.0%), dividends received deduction (2.4%), tax exempt BOLI income (1.7%) and federal tax credits for qualified investments (.8%). In 2000, income tax expense was $3.8 million, which equated to an effective tax rate of 26.6% on income before taxes of $14.4 million. The effective rate for 2000 reflects a significant impact from merger expenses on income before taxes and income tax expense.


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

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders of Waypoint Financial Corp:

We have audited the December 31, 2002 consolidated statement of financial condition of Waypoint Financial Corp. and subsidiaries, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The December 31, 2001 and 2000 consolidated financial statements of Waypoint Financial Corp. and subsidiaries were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements, before the restatement described in Notes 1 and 16 to the consolidated financial statements, in their report dated January 16, 2002.

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

As discussed in Notes 1 and 16 to the accompanying consolidated financial statements, the Company has restated the consolidated financial statements for 2002, 2001, and 2000.

As discussed above, the December 31, 2001 and 2000 consolidated financial statements of Waypoint Financial Corp. and subsidiaries were audited by other auditors who have ceased operations. As described in Note 10, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. Also, as described above, these financial statements have been restated. We audited the adjustments described in Notes 1 and 16 that were applied to restate the 2001 and 2000 financial statements. In our opinion, the disclosures and adjustments referred to above are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of Waypoint Financial Corp. and subsidiaries other than with respect to such disclosures and adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.


                                  /s/ KPMG LLP


Harrisburg, Pennsylvania
January 21, 2003, except for Notes 1 and 16
     which are as of November 14, 2003

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

                                         /s/ ARTHUR ANDERSEN LLP


Lancaster, PA
January 16, 2002







Note: This represents a copy of the auditors report issued by Arthur Andersen LLP that was included in Waypoint Financial Corp.'s annual report on Form 10-K for the year ended December 31, 2001 and does not represent a reissuance of the report. After reasonable efforts, Waypoint Financial Corp. has not been able to obtain a reissued report from Arthur Andersen LLP. As described in Note 10, the December 31, 2001 and 2000 consolidated financial statements have been revised to include transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangibles, which was adopted by Waypoint Financial Corp. as of January 1, 2002. Also, as described in Notes 1 and 16, these consolidated financial statements have been restated.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (RESTATED)



                                                                                                              DECEMBER 31,
                                                                                                     ---------------------------
                                                                                                          2002          2001
                                                                                                     ------------   ------------
                                                                                                             (IN THOUSANDS)
                                            ASSETS
Cash and cash equivalents                                                                              $   96,088     $  116,583
Marketable securities available-for-sale                                                                2,792,112      2,552,360
Loans receivable, net                                                                                   2,310,106      2,462,218
Loans held for sale, net                                                                                   30,328         42,453
Loan servicing rights                                                                                       3,167          4,782
Investment in real estate and other joint ventures                                                         14,811         12,813
Premises and equipment                                                                                     48,826         43,931
Accrued interest receivable                                                                                26,585         28,298
Goodwill                                                                                                   10,302         10,302
Intangible assets                                                                                           1,676          3,262
Income taxes receivable                                                                                        72              -
Deferred tax asset, net                                                                                         -          3,754
Other assets                                                                                               90,940         95,225
                                                                                                       ----------     ----------
          Total assets                                                                                 $5,425,013     $5,375,981
                                                                                                       ==========     ==========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                                               $2,453,390     $2,537,269
Other borrowings                                                                                        2,414,480      2,291,987
Escrow                                                                                                      3,348          4,662
Accrued interest payable                                                                                   10,295         12,620
Postretirement benefit obligation                                                                           2,310          2,809
Deferred tax liability                                                                                      3,683              -
Income taxes payable                                                                                            -            380
Other liabilities                                                                                          55,523         43,540
                                                                                                       ----------     ----------
          Total liabilities                                                                             4,943,029      4,893,267

 Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding junior subordinated debentures
   of Waypoint ("Trust Preferred Securities")                                                              29,102              -

Commitments and Contingencies

Preferred stock, 10,000,000 shares authorized but unissued
Common stock, $ .01 par value, authorized 100,000,000 shares,
   40,502,372 shares issued and 34,702,206 outstanding
   at December 31, 2002, 40,163,477 shares issued
   and 39,176,840 shares outstanding at December 31, 2001                                                     404            402
Paid in capital                                                                                           315,636        312,009
Retained earnings                                                                                         245,388        212,099
Accumulated other comprehensive income (loss)                                                              11,710           (280)
Employee stock ownership plan                                                                             (14,460)       (15,640)
Recognition and retention plans                                                                            (6,977)        (9,954)
Treasury stock, 5,800,166 shares at December 31, 2002
   and 986,637 shares at December 31, 2001                                                                (98,819)       (15,922)
                                                                                                       ----------     ----------
          Total stockholders' equity                                                                      452,882        482,714
                                                                                                       ----------     ----------
          Total liabilities and stockholders' equity                                                   $5,425,013     $5,375,981
                                                                                                       ==========     ==========



           See accompanying notes to consolidated financial statements

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (RESTATED)

                                                                                                 YEARS ENDED DECEMBER 31,
                                                                                  --------------------------------------------------
                                                                                     2002                 2001               2000
                                                                                  ----------           ----------         ----------
                                                                                          (IN THOUSANDS, EXCEPT SHARE DATA)
Interest Income:
     Loans                                                                         $ 165,140           $ 196,640          $ 200,562
     Marketable securities and interest-earning cash                                 115,994             128,834            123,996
                                                                                   ---------           ---------          ---------
               Total interest income                                                 281,134             325,474            324,558
                                                                                   ---------           ---------          ---------
Interest Expense:
      Deposits and escrow                                                             72,991             106,932            125,140
      Borrowed funds                                                                  84,922             103,197             99,179
                                                                                   ---------           ---------          ---------
               Total interest expense                                                157,913             210,129            224,319
                                                                                   ---------           ---------          ---------
          Net interest income                                                        123,221             115,345            100,239
Provision for loan losses                                                             10,840               6,996              5,070
                                                                                   ---------           ---------          ---------
               Net interest income after provision for loan losses                   112,381             108,349             95,169
                                                                                   ---------           ---------          ---------
Noninterest Income:
      Service charges on deposits                                                      7,608               6,704              6,521
      Other service charges, commissions, fees                                        12,550              10,631              6,994
      Loan servicing, net                                                             (1,101)               (163)             1,192
      Gain (loss) on securities and derivatives                                        9,098               2,826             (1,792)
      Gain on sales of loans                                                           4,340               3,919                161
      Bank-owned life insurance                                                        4,691               2,760                609
      Other                                                                            1,810               3,289              1,843
                                                                                   ---------           ---------          ---------
               Total noninterest income                                               38,996              29,966             15,528
                                                                                   ---------           ---------          ---------
Noninterest Expense:
      Salaries and benefits                                                           45,305              43,076             39,290
      Equipment expense                                                                7,053               7,181              7,294
      Occupancy expense                                                                6,595               6,489              6,374
      Advertising and public relations                                                 4,248               2,741              3,412
      FDIC insurance                                                                     442                 495                521
      (Income) expense from real estate operations                                      (361)               (402)             1,247
      Amortization of goodwill                                                             -               1,048                930
      Amortization of other intangible assets                                          1,586               1,959              1,959
      Professional fees and outside services                                           3,107               3,101              4,816
      Supplies, telephone and postage                                                  4,887               5,384              4,956
      Merger and restructuring charges                                                     -                   -             16,239
      Other                                                                           13,634              10,761              9,285
                                                                                   ---------           ---------          ---------
               Total noninterest expense                                              86,496              81,833             96,323
                                                                                   ---------           ---------          ---------
Income before income taxes                                                            64,881              56,482             14,374
Income tax expense                                                                    18,015              17,675              3,817
                                                                                   ---------           ---------          ---------
          Net income                                                               $  46,866           $  38,807          $  10,557
                                                                                   =========           =========          =========
Basic earnings per share                                                           $    1.33           $    1.04          $    0.28
                                                                                   =========           =========          =========
Diluted earnings per share                                                         $    1.29           $    1.02          $    0.28
                                                                                   =========           =========          =========



           See accompanying notes to consolidated financial statements

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (RESTATED)




                                                                 ACCUMULATED   EMPLOYEE   RECOGNITION
                                                                    OTHER        STOCK        AND
                                   COMMON  PAID IN   RETAINED   COMPREHENSIVE  OWNERSHIP   RETENTION  TREASURY         COMPREHENSIVE
                                    STOCK  CAPITAL   EARNINGS    INCOME(LOSS)    PLAN      PLAN (RRP)  STOCK    TOTAL     INCOME
                                   ------- -------- ---------- --------------- ---------- ----------- -------- -------- ------------
                                                                             (IN THOUSANDS)
Balance at January 1, 2000           388    137,392   184,553        (37,866)      (826)      (456)    (7,015)  276,170

Pooling adjustment to
 conform accounting periods           (3)      (548)   (2,059)         1,367       (132)                  617      (758)
Net income                                             10,557                                                    10,557     $10,557
Dividends paid at $.33 per share                       (7,471)                                                   (7,471)
Exercised stock options
 (62,317 shares)                       6        304                                                                 310
Unrealized gains on securities,
 net of income tax of $10,862                                         20,172                                     20,172      20,172
                                                                                                                            -------
Comprehensive income                                                                                                        $30,729
                                                                                                                            =======
ESOP stock committed for
 release (78,795 shares)                        171                                 233                             404
Earned portion of RRP Plan                       16                                             29                   45
Tax benefit of RRP shares awarded
 and exercised options                            9                                                                   9
Treasury stock purchased
 (147,250 shares)                                                                                      (1,301)   (1,301)
Common stock issued under
 dividend reinvestment plan
 (150,082 shares)                               398                                                     1,242     1,640
Stock released as compensation                 (112)                                                               (112)
Stock issuance on conversion
 (net of costs of $10,887,000)
 (300,000 shares)                           157,378       995                   (15,640)                        142,733
                                    ----   --------  --------        -------   --------    -------   --------  --------
Balance at December 31, 2000         391    295,008   186,575        (16,327)   (16,365)      (427)    (6,457)  442,398

Net income                                             38,807                                                    38,807     $38,807
Dividends paid at $.34 per share                      (13,283)                                                  (13,283)
Exercised stock options
 (428,868 shares)                      2      2,696                                                               2,698
Unrealized gains on securities,
 net of income tax of $10,264                                         16,047                                     16,047      16,047
                                                                                                                            -------
Comprehensive income                                                                                                        $54,854
                                                                                                                            =======
ESOP stock committed for release
 (135,059 shares)                               937                                 725                           1,662
Establish RRP (752,582 shares)         9     12,470                                        (12,046)                 433
Earned portion of RRP                            43                                          2,519                2,562
Tax benefit on exercised options              1,171                                                               1,171
Treasury stock purchased
 (705,000 shares)                                                                                      (9,561)   (9,561)
Dividend reinvestment plan, net                (282)                                                       96      (186)
Stock released as compensation                  (34)                                                                (34)
                                    ----   --------  --------        -------   --------    -------   --------  --------
Balance at December 31, 2001         402    312,009   212,099           (280)   (15,640)    (9,954)   (15,922)  482,714

Net income                                             46,866                                                    46,866     $46,866
Dividends paid at $.40 per share                      (13,577)                                                  (13,577)
Exercised stock options
 (220,933 shares)                      2      2,306                                                               2,308
Unrealized gains on securities,
 net of income tax of $8,226                                          12,713                                     12,713      12,713
ESOP stock committed for release
 (117,962 shares)                               847                               1,180                           2,027
Earned portion of RRP                           278                                          2,977                3,255
Accumulated pension benefit
 obligation in excess of
 plan assets                                                            (723)                                      (723)       (723)
                                                                                                                            -------
Comprehensive income                                                                                                        $58,856
                                                                                                                            =======
Tax benefit on exercised options                587                                                                 587
Treasury stock purchased
 (4,813,529 shares)                                                                                   (82,897)  (82,897)

Dividend reinvestment plan, net                (391)                                                               (391)
                                    ----   --------  --------        -------   --------    -------   --------  --------
Balance at December 31, 2002        $404   $315,636  $245,388        $11,710   $(14,460)   $(6,977)  $(98,819) $452,882
                                    ====   ========  ========        =======   =========   =======   ========  ========




           See accompanying notes to consolidated financial statements

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (RESTATED)




                                                                                                  YEARS ENDED DECEMBER 31,
                                                                                       ------------------------------------------
                                                                                           2002          2001             2000
                                                                                       -----------   -----------       ----------
                                                                                                     (IN THOUSANDS)
Cash flows from operating activities:
     Net income                                                                        $    46,866   $    38,807       $  10,557
     Adjustments to reconcile net income to net cash
          provided by operating activities:
               Provision for loan losses                                                    10,840         6,996           5,070
               Net depreciation, amortization and accretion                                  5,620         7,619           5,822
               Loans originated for sale                                                  (341,706)     (230,426)       (188,730)
               Proceeds from sales of loans originated for sale                            387,201       197,739         180,879
               Origination of loan servicing rights                                         (1,117)         (562)         (1,734)
               Proceeds from sales of trading securities                                         -             -           1,200
               Net (gain) loss on sales of interest-earning assets                         (13,438)       (6,745)          1,620
               (Gain) loss on the sale of foreclosed real estate                              (520)         (553)            832
               Realized loss on trading securities                                               -             -              11
               (Income) loss from joint ventures                                              (183)          529           1,251
               Decrease (increase) in accrued interest receivable                            1,713         2,207          (2,751)
               (Decrease) increase in accrued interest payable                              (2,325)       (9,305)         10,129
               Amortization of intangibles                                                   1,589         3,007           2,889
               Earned ESOP shares                                                            2,027         1,662             404
               Earned RRP shares                                                             3,255         2,562              54
               Benefit for deferred income taxes                                              (802)       (3,116)         (3,887)
               (Increase) decrease in income taxes receivable                                 (452)        2,715            (713)
               Loss (gain) on sale of premises and equipment                                   106          (331)             98
               Other, net                                                                    2,853          (140)        (18,513)
                                                                                       -----------   -----------       ---------
                       Net cash provided by operating activities                           101,527        12,665           4,488
                                                                                       -----------   -----------       ---------
Cash flows from investing activities:
     Proceeds from maturities, sales, and
          principal reductions of marketable securities                                  3,157,409     1,116,366         405,072
     Purchase of marketable securities                                                  (3,380,126)   (1,724,111)       (518,705)
     Loans sold                                                                                  -        31,334          71,526
     Loan originations less principal payments on loans                                    135,402        85,572        (331,874)
     Loan servicing rights sold                                                                  -             -           6,425
     Investments in real estate held for investment and other joint ventures                (2,115)       (1,421)         (3,544)
     Proceeds on real estate and premises and equipment                                      2,641         4,454           8,650
     Purchases of premises and equipment, net                                               (7,078)       (4,189)        (14,540)
     Purchase of bank-owned life insurance                                                       -       (60,000)         (5,452)
     Acquisition of subsidiary net assets, net
          of cash acquired                                                                       -             -          (1,165)
                                                                                       -----------   -----------       ---------
                    Net cash used in investing activities                                  (93,867)     (551,995)       (383,607)


                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES

                                   (RESTATED)




                                                                                                  YEARS ENDED DECEMBER 31,
                                                                                       ------------------------------------------
                                                                                           2002          2001             2000
                                                                                       -----------   -----------       ----------
                                                                                                     (IN THOUSANDS)
Cash flows from financing activities:
          Net (decrease) increase in deposits                                              (83,879)      (88,451)        148,506
          Net increase in other borrowings                                                 122,493       666,658          88,800
          Net decrease in escrow                                                            (1,314)       (1,799)           (426)
          Net proceeds from issuance of Trust Preferred Securities                          29,102             -               -
          Proceeds from issuance of common stock                                                 -             -         158,373
          Dividend reinvestment plan                                                          (391)         (282)            398
          Cash dividends                                                                   (13,577)      (13,283)         (7,471)
          Payments to acquire treasury stock                                               (82,897)       (9,561)         (1,301)
          Issuance of treasury stock                                                             -            96           1,242
          Establish ESOP                                                                         -             -         (15,640)
          Proceeds from the exercise of stock options                                        2,308         2,698             310
                                                                                       -----------   -----------       ---------
                    Net cash (used in) provided by financing operations                    (28,155)      556,076         372,791
                                                                                       -----------   -----------       ---------
                    Net (decrease) increase in cash and cash equivalents                   (20,495)       16,746          (6,328)
Pooling Adjustment to conform accounting years                                                   -             -          (4,774)
Cash and cash equivalents at beginning of period                                           116,583        99,837         110,939
                                                                                       -----------   -----------       ---------
Cash and cash equivalents at end of period                                             $    96,088   $   116,583       $  99,837
                                                                                       ===========   ===========       =========
Supplemental disclosures:
Cash paid during the years for:
          Interest on deposits, advances and other borrowings
               (includes interest credited to deposit accounts)                        $   160,238   $   219,434       $ 215,444
          Income taxes                                                                      19,269        18,306           7,579
Non-cash investing activities:
          Transfers from loans to foreclosed real estate                               $     1,798   $     1,545       $   3,422
          Exchange of loans for mortgage-backed securities                                       -        12,698          84,168
Non-cash financing activities
          Establish RRP                                                                $         -   $    12,046       $       -
Acquisitions:
          Fair value of assets acquired                                                $         -   $         -       $   1,857
          Purchase intangible assets originated                                                  -             -           1,627
          Fair value of liabilities assumed                                                      -             -           1,224



          See accompanying notes to consolidated financial statements

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001, AND 2000
          (ALL DOLLAR AMOUNTS PRESENTED IN THE TABLES ARE IN THOUSANDS,
                             EXCEPT SHARE AMOUNTS)


(1) ACCOUNTING POLICIES AND RESTATEMENT

The accounting and reporting policies of Waypoint Financial Corp. ("Waypoint Financial" or "the Company") and its subsidiaries conform to accounting principles generally accepted in the United States and to general practices within the banking industry.

Restatement
The accompanying consolidated statements of income for the years 2002, 2001 and 2000 and consolidated statements of financial condition as of December 31, 2002 and 2001 have been restated to reflect a correction of the accounting for certain benefit plans. Please refer to Note 16 in the Notes to the Consolidated Financial Statements for a detailed discussion of the nature of the restatement adjustments. Also, see Notes 2, 10, 19, 23 and 25 for additional restatement amounts.

The following tables represent the impact of the restatement on balances as reported, adjusted and restated for all periods presented.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                         AS OF DECEMBER 31, 2002
                                                                                --------------------------------------------
                                                                                 AS REPORTED        ADJUSTED       RESTATED
                                                                                -------------      ---------       ---------
Deferred tax liability                                                             $    6,106       $ (2,423)     $    3,683
Other liabilities                                                                      49,311          6,212          55,523
     Total liabilities                                                              4,939,240          3,789       4,943,029
Retained earnings                                                                     249,177         (3,789)        245,388
     Total stockholders' equity                                                       456,671         (3,789)        452,882
     Total liabilities and stockholders' equity                                     5,425,013              0       5,425,013


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                          AS OF DECEMBER 31, 2001
                                                                                --------------------------------------------
                                                                                 AS REPORTED         ADJUSTED      RESTATED
                                                                                -------------        --------      ---------
Deferred tax asset                                                                 $    1,516        $  2,238     $    3,754
     Total assets                                                                   5,373,743           2,238      5,375,981

Other liabilities                                                                      37,801           5,739         43,540
     Total liabilities                                                              4,887,528           5,739      4,893,267
Retained earnings                                                                     215,600          (3,501)       212,099
     Total stockholders' equity                                                       486,215          (3,501)       482,714
     Total liabilities and stockholders' equity                                     5,373,743           2,238      5,375,981

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                          AS OF DECEMBER 31, 2000
                                                                                --------------------------------------------
                                                                                 AS REPORTED         ADJUSTED      RESTATED
                                                                                -------------        --------      ---------
Deferred tax asset                                                                 $    7,914        $  2,027     $    9,941
     Total assets                                                                   4,758,186           2,027      4,760,213

Other liabilities                                                                      30,469           5,197         35,666
     Total liabilities                                                              4,312,618           5,197      4,317,815
Retained earnings                                                                     189,745          (3,170)       186,575
     Total stockholders' equity                                                       445,568          (3,170)       442,398
     Total liabilities and stockholders' equity                                     4,758,186           2,027      4,760,213

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                          AS OF DECEMBER 31, 1999
                                                                                --------------------------------------------
                                                                                 AS REPORTED         ADJUSTED      RESTATED
                                                                                -------------        --------      ---------
Deferred tax asset                                                                 $   19,413        $  1,938     $   21,351
     Total assets                                                                   4,366,920           1,938      4,368,858

Other liabilities                                                                      30,286           4,970         35,256
     Total liabilities                                                              4,087,718           4,970      4,092,688
Retained earnings                                                                     187,585          (3,032)       184,553
     Total stockholders' equity                                                       279,202          (3,032)       276,170
     Total liabilities and stockholders' equity                                     4,366,920           1,938      4,368,858

CONSOLIDATED STATEMENTS OF INCOME

                                                                                        YEAR ENDED DECEMBER 31, 2002
                                                                                --------------------------------------------
                                                                                 AS REPORTED         ADJUSTED      RESTATED
                                                                                -------------        --------      ---------
Salaries and benefits                                                               $  44,832         $   473      $  45,305
Total noninterest expense                                                              86,023             473         86,496
     Income before income taxes                                                        65,354            (473)        64,881
Income tax expense                                                                     18,200            (185)        18,015
     Net income                                                                        47,154            (288)        46,866


     Basic earnings per share                                                       $    1.33         $   .00      $    1.33
     Diluted earnings per share                                                          1.30            (.01)          1.29


CONSOLIDATED STATEMENTS OF INCOME


                                                                                        YEAR ENDED DECEMBER 31, 2001
                                                                                --------------------------------------------
                                                                                 AS REPORTED       ADJUSTED        RESTATED
                                                                                -------------     -----------      ---------
Other noninterest income                                                             $  2,689         $   600        $ 3,289
Total noninterest income                                                               29,366             600         29,966
Salaries and benefits                                                                  41,934           1,142         43,076
Total noninterest expense                                                              80,691           1,142         81,833
     Income before income taxes                                                        57,024            (542)        56,482
Income tax expense                                                                     17,886            (211)        17,675
     Net income                                                                        39,138            (331)        38,807

     Basic earnings per share                                                         $  1.05        $   (.01)       $  1.04
     Diluted earnings per share                                                          1.03            (.01)          1.02


CONSOLIDATED STATEMENTS OF INCOME


                                                                                        YEAR ENDED DECEMBER 31, 2000
                                                                                --------------------------------------------
                                                                                 AS REPORTED       ADJUSTED        RESTATED
                                                                                -------------     -----------      ---------
Salaries and benefits                                                                $ 39,064         $   226       $ 39,290
Total noninterest expense                                                              96,097             226         96,323
     Income before income taxes                                                        14,600            (226)        14,374
Income tax expense                                                                      3,905             (88)         3,817
     Net income                                                                        10,695            (138)        10,557


     Basic earnings per share                                                        $    .28         $   .00       $    .28
     Diluted earnings per share                                                           .28             .00            .28



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

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     (c)  Cash and Cash Equivalents

     For purposes of the statement of cash flows, Waypoint Financial defines cash equivalents as demand deposits with other financial institutions.

     (d)  Marketable Securities

     Marketable securities are classified and accounted for as follows:

     o Debt securities that Waypoint Financial has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost.

     o Debt and equity securities not classified as held-to-maturity are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a component of comprehensive income.


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

     (g)  Loan Servicing

     Waypoint Financial follows the provisions of Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". When capitalizing mortgage servicing rights, Waypoint Financial allocates the total cost of the mortgage loans sold (the recorded investment in the mortgage loans including net deferred fees or costs and any purchase premium or discount) to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. Such fair value is primarily based on observable market prices. Mortgage servicing rights (including purchased mortgage servicing) are amortized in proportion to, and over the period of, estimated net servicing revenue based on management's best estimate of remaining loan lives.

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

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


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

     (j)  Goodwill and Other Intangible Assets

     Waypoint Financial's accounting treatment for goodwill is discussed in Note
10. Deposit premiums and identified intangibles resulting from the purchase of financial service business assets are amortized over the estimated benefit period. The amortization periods for these intangible assets are subject to periodic review for reasonableness by management. Management also periodically reviews its intangible assets for potential impairment.

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

     (l)  Derivative Financial Instruments

     Waypoint Financial adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133," on January 1, 2001. SFAS No. 133 requires the transition adjustment, net of the tax effect, 9resulting from adopting these Statements to be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle.

     Waypoint Financial does not engage in foreign business operations and, accordingly, has no derivative instruments associated with such operations. Waypoint Financial was not required to record a transition adjustment for derivative contracts that meet the definition of a fair value hedging instrument due to the immateriality of related amounts. Waypoint Financial also did not record any net-of-tax transition adjustments in accumulated other comprehensive income as a result of recognizing derivatives that are designated as cash flow hedging instruments at fair value.

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

     There was no hedge ineffectiveness related to hedges during the period to be recognized in earnings.

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

                                                                             (RESTATED)
                                                        2002                        2001                         2000
                                             ---------------------------  --------------------------   --------------------------
                                                Amount                      Amount                       Amount
                                              per share       Shares       per share      Shares        per share     Shares
                                             ----------- ---------------  ----------- --------------   ----------- --------------
      Average shares of common stock
        outstanding:
          Basic                                $  1.33      35,356,017     $  1.04     37,349,442        $ 0.28     38,111,715
          Effect of stock options and grants     (0.04)        988,182       (0.02)       563,494             -        266,523
                                                ------      ----------     -------     ----------        ------     ----------
                    Diluted                    $  1.29      36,344,199     $  1.02     37,912,936        $ 0.28     38,378,238
                                                =======     ==========     =======     ==========        ======     ==========

    The following anti-dilutive options were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares during the period:


                                                                      NUMBER OF
                                                                    ANTI-DILUTIVE   WEIGHTED AVERAGE      EXPIRATION
            YEAR ENDED                                                 OPTIONS       EXERCISE PRICE         THROUGH
         ----------------                                           -------------   ----------------    ----------------
         December 31, 2002                                              79,068           $20.46         January 5, 2009
         December 31, 2001                                             176,206           $18.15       February 15, 2009
         December 31, 2000                                             454,759           $15.61         October 2, 2010


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

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


net income and net income per share would have been reduced to the following pro-forma amounts (in thousands, except per-share data):


                                                                                    (RESTATED)
                                                                          2002         2001           2000
                                                                        -------       -------        -------
    Net Income
        As reported                                                     $46,866       $38,807        $10,557
        Pro forma                                                       $44,511       $37,554        $ 9,936
    Basic earnings per share
        As reported                                                     $  1.33       $  1.04        $  0.28
        Pro forma                                                       $  1.26       $  1.00        $  0.26
    Diluted earnings per share
        As reported                                                     $  1.29       $  1.02        $  0.28
        Pro forma                                                       $  1.22       $  0.99        $  0.26

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

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises, such as the Company, with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation is applied to the enterprise no later than the end of the first annual reporting period beginning after June 15, 2003. The application of this Interpretation is not expected to have a material effect on the Company's financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.


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

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


    Waypoint Bank's capital amounts and ratios are presented in the following table:

                                                                                             (RESTATED)
                                                                                                                WELL CAPITALIZED
                                                                                                                  UNDER PROMPT
                                                                                        FOR CAPITAL                 CORRECTIVE
    WAYPOINT BANK                                                                     ADEQUACY PURPOSES            ACTION RULES
                                                                                   ----------------------     ----------------------
                                                               ACTUAL                 MINIMUM REQUIRED           MINIMUM REQUIRED
                                                       ----------------------     -----------------------     ----------------------
   AS OF DECEMBER 31, 2002                               AMOUNT        RATIO       AMOUNT         RATIO        AMOUNT        RATIO
   -----------------------                             ----------     -------     ----------      -------     ----------     -------
     Total Capital/Risk Weighted Assets                 $437,843       13.6%       $257,395         8.0%       $321,744        10.0%
     Tier 1 Capital/Risk Weighted Assets                 407,730       12.7         128,697         4.0         193,046         6.0
     Tier 1 Capital/Average Assets                       407,730        7.8         210,333         4.0         262,916         5.0



   AS OF DECEMBER 31, 2001                               AMOUNT        RATIO       AMOUNT          RATIO        AMOUNT        RATIO
   -----------------------                             ----------     ------     ----------        -----      ----------     -------
    Total Capital/Risk Weighted Assets                  $431,614       14.5%       $238,543         8.0%       $298,178        10.0%
    Tier 1 Capital/Risk Weighted Assets                  405,892       13.6         119,271         4.0         178,907         6.0
    Tier 1 Capital/Average Assets                        405,892        8.0         202,786         4.0         253,482         5.0


    A reconciliation of Waypoint Bank's regulatory capital to capital using accounting principles generally accepted in the United States (GAAP) as of December 31, 2002 follows:



                                                                                                (RESTATED)
                                                                                                  TIER 1
                                                                                 TANGIBLE         (CORE)        RISK-BASED
                                                                                  CAPITAL        CAPITAL          CAPITAL
                                                                                -----------     ----------      -----------
GAAP capital at Waypoint Financial                                               $452,882       $452,882        $452,882
Capital attributed to affiliates                                                  (22,258)       (22,258)        (22,258)
                                                                                 --------       --------        --------
GAAP capital at Waypoint Bank                                                     430,624        430,624         430,624

Capital adjustments:
       Unrealized gains, net of taxes, on securities available for sale           (12,457)       (12,457)        (12,457)
       Allowance for loan losses                                                       -               -          27,506
       Certain intangible assets                                                  (10,272)       (10,272)        (10,272)
       Disallowed servicing assets                                                   (165)          (165)           (165)
       Allowable unrealized gains, net of taxes, on equity securities
        available for sale                                                             -               -           2,607
                                                                                 --------       --------        --------
       Regulatory capital at Waypoint Bank                                       $407,730       $407,730        $437,843
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

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


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


                                                        Compensation and        System
                                                         Benefit Plans        Conversion        Total
                                                       ------------------     ----------      ---------
                 Balance as of December 31, 2000          $    3,321           $    135       $   3,456
                 Payments during 2001                         (1,510)              (135)         (1,645)
                                                           ---------            -------        --------
                 Balance as of December 31, 2001               1,811                  -           1,811
                 Payments during 2002                         (1,079)                 -          (1,079)
                                                           ---------            -------        --------
                 Balance as of December 31, 2002           $     732            $     -        $    732
                                                           =========            =======        ========



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

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(5)  MARKETABLE SECURITIES

     The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for available-for-sale securities by major security type were as follows:


                                                                                              AS OF DECEMBER 31, 2002
                                                                                ----------------------------------------------------
                                                                                                  GROSS       GROSS
                                                                                                UNREALIZED  UNREALIZED
                                                                                   AMORTIZED      HOLDING    HOLDING
                                                                                     COST          GAINS     LOSSES      FAIR VALUE
                                                                                -------------   ----------  ----------   ----------
      U.S. Government and agencies                                                 $ 337,316    $ 7,469     $    (16)     $ 344,769
      Corporate bonds                                                                 78,089         78      (10,951)        67,216
      Municipal securities                                                            94,235      4,475            -         98,710
      FHLB stock                                                                     109,807          -            -        109,807
      Equity securities                                                              125,173      6,260         (507)       130,926
      Asset-backed securities                                                         43,677      1,167            -         44,844
      Mortgage-backed securities:
         Commercial mortgage-backed securities                                        23,599        803            -         24,402
         Agency PC's & CMO's                                                       1,054,131      7,948       (1,229)     1,060,850
         Private issue CMO's                                                         905,110      5,976         (498)       910,588
                                                                                 -----------     ------     --------    -----------
                    Total mortgage-backed securities                               1,982,840     14,727       (1,727)     1,995,840
                                                                                 -----------    -------     --------    -----------
                    Total securities available for sale                          $ 2,771,137    $34,176     $(13,201)   $ 2,792,112
                                                                                 ===========    =======     ========    ===========



                                                                                              AS OF DECEMBER 31, 2001
                                                                                ----------------------------------------------------
                                                                                                  GROSS       GROSS
                                                                                                UNREALIZED  UNREALIZED
                                                                                   AMORTIZED     HOLDING      HOLDING
                                                                                     COST         GAINS       LOSSES     FAIR VALUE
                                                                                -------------   ----------   ---------   ----------

      U.S. Government and agencies                                                $  522,531     $ 4,329   $ (1,502)    $  525,358
      Corporate bonds                                                                 89,788         109     (7,222)        82,675
      Municipal securities                                                            82,734       1,962     (1,049)        83,647
      FHLB stock                                                                      92,147           -           -        92,147
      Equity securities                                                              118,392       6,110       (152)       124,350
      Mortgage-backed securities:
         Commercial mortgage-backed securities                                        10,002           -         (2)        10,000
         Agency PC's & CMO's                                                         852,239         816     (6,335)       846,720
         Private issue CMO's                                                         784,491       6,491     (3,519)       787,463
                                                                                  ----------     -------   --------     ----------
                    Total mortgage-backed securities                               1,646,732       7,307     (9,856)     1,644,183
                                                                                  ----------     -------   --------     ----------
                    Total securities available for sale                           $2,552,324     $19,817   $(19,781)    $2,552,360
                                                                                  ==========     =======   ========     ==========


                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


      The following table presents Waypoint Financial's marketable securities as of December 31, 2002 stratified by contractual maturity as indicated:

                                                                                                   COST         FAIR VALUE
                                                                                                ----------      ----------
          Due in one year or less                                                               $    1,009       $    1,021
          Due after one through five years                                                          91,045           94,220
          Due after five through ten years                                                         288,753          294,351
          Due after ten years                                                                      172,510          165,947
          Equity                                                                                   234,980          240,733
          Mortgage-backed securities                                                             1,982,840        1,995,840
                                                                                                ----------       ----------
                Total securities available for sale                                             $2,771,137       $2,792,112
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

      Activity from the sale of marketable securities and increase in fair value of derivative instruments is as follows:


                                                2002        2001         2000
                                            ----------    --------    ---------
     Proceeds                               $1,158,152    $535,313    $ 360,755
                                            ==========    ========    =========
     Net increase in the fair value
        of derivative instruments           $    4,611    $      -    $       -
     Gross realized gains                        5,961       3,670        7,439
     Gross realized losses                      (1,474)       (845)      (9,231)
                                            ----------    --------    ---------
     Net realized gain (loss)               $    9,098    $  2,826    $  (1,792)
                                            ==========    ========    =========



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

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(6)  LOANS RECEIVABLE

     Loans receivable at December 31 are summarized as follows:


                                                                                                               2002          2001
                                                                                                          ------------  ------------
Residential mortgage loans (primarily conventional):
     Secured by 1-4 family residences                                                                       $ 697,505    $1,025,688
     Construction (net of undistributed portion of $27,535 in 2002
        and $34,676 in 2001)                                                                                   23,636        36,040
                                                                                                          ------------  ------------
                                                                                                              721,141     1,061,728
Less:
     Unearned premium                                                                                              95           159
     Net deferred loan origination fees                                                                         3,616         5,116
                                                                                                          ------------  ------------
              Total residential mortgage loans                                                                717,430     1,056,453
                                                                                                          ------------  ------------

Commercial loans:
     Commercial real estate                                                                                   563,138       484,894
     Commercial business                                                                                      332,253       272,389
     Construction and site development (net of undistributed portion
             of $15,974 in 2002 and $26,015 in 2001)                                                           23,724        25,428
                                                                                                          ------------  ------------
                                                                                                              919,115       782,711
Less:
     Net deferred loan origination fees
                                                                                                                1,308         1,171
                                                                                                          ------------  ------------
              Total commercial loans
                                                                                                              917,807       781,540
                                                                                                          ------------  ------------
Consumer and other loans:
     Manufactured housing                                                                                     106,098        97,243
     Home equity and second mortgage                                                                          360,102       322,182
     Indirect automobile                                                                                      138,530       127,258
     Other                                                                                                     74,289        78,075
                                                                                                          ------------  ------------
                                                                                                              679,019       624,758
Plus:
     Net deferred loan origination fees                                                                        (2,489)       (2,185)
     Dealer reserve                                                                                            25,845        24,721
                                                                                                          ------------  ------------
              Total consumer and other loans                                                                  702,375       647,294
                                                                                                          ------------  ------------
                                                                                                            2,337,612     2,485,287
Less:
     Allowance for loan losses                                                                                 27,506        23,069
                                                                                                          ------------  ------------
              Net loans                                                                                    $2,310,106    $2,462,218
                                                                                                          ============  ============


    Loans having a carrying value of $995,400,000 were pledged as collateral for FHLB advances at December 31, 2002.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


    Activity in the allowance for loan loss is summarized as follows for the years ended December 31:


                                                                                          2002            2001           2000
                                                                                     -------------   -------------  -------------
    Balance at the beginning of the year                                                  $23,069         $22,586        $23,127
    Pooling adjustment to conform accounting periods                                            -               -            234
    Provision charge to income                                                             10,840           6,996          5,070
    Charge-offs and recoveries, net                                                        (6,403)         (6,513)        (5,845)
                                                                                     -------------   -------------  -------------
    Balance at the end of the year                                                        $27,506         $23,069         $22,586
                                                                                     =============   =============  =============


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

     Activity associated with mortgage servicing rights is summarized as follows:


                                                                                             PURCHASED   ORIGINATED      TOTAL
                                                                                             ---------   ----------      -----
     Balance at December 31, 2000                                                               $  225      $ 6,151     $ 6,376
     Additions                                                                                       -          562         562
     Amortization                                                                                 (113)      (1,855)     (1,968)
     Net change in valuation allowance                                                               -         (188)       (188)
                                                                                                ------      -------     -------
     Balance at December 31, 2001                                                                  112        4,670       4,782
     Additions                                                                                       -        1,117       1,117
     Amortization                                                                                  (20)      (2,247)     (2,267)
     Net change in valuation allowance                                                               -         (465)       (465)
                                                                                                ------      -------     -------
     Balance at December 31, 2002                                                               $   92      $ 3,075     $ 3,167
                                                                                                ======      =======     =======


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

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     Waypoint Financial establishes the value of its originated mortgage servicing rights using comparative market prices for mortgage servicing rights at the time the servicing rights are created. Waypoint Financial used the following assumptions to measure the fair value of mortgage servicing rights related to securitizations and recorded gains and losses on securitizations as follows:

                                                                            2002                 2001                   2000
                                                                   --------------------- --------------------- ---------------------

     Discount rates                                                       8.0%             8.5% to 10.0%        9.0% to 10.0%
     Average prepayment rate                                         13.7% to 46.2%        9.0% to 41.0%        9.0% to 40.0%
     Gain (loss) on securitized loans                                     $ -                $276,000             ($11,000)


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


(8)  INVESTMENT IN REAL ESTATE AND OTHER JOINT VENTURES

     A summary of real estate is as follows:


                                                                                                                DECEMBER 31
                                                                                                       -----------------------------
                                                                                                           2002           2001
                                                                                                       -----------------------------
     Held for investment (net of accumulated depreciation of $42,000 in 2002
        and $30,000 in 2001)                                                                             $  949         $  954
     Foreclosed assets held for sale                                                                        492            804
                                                                                                         ------         ------
                                                                                                          1,441          1,758
     Less: Allowance for real estate losses                                                                   -              -
                                                                                                         ------         ------
                                                                                                         $1,441         $1,758
                                                                                                         ======         ======

    An analysis of the allowance for real estate losses is as follows:

                                                                                                   YEAR ENDED DECEMBER 31,
                                                                                               -------------------------------
                                                                                                2002        2001        2000
                                                                                               ------      -------     -------
     Balance at beginning of year                                                                 $ -       $ 125        $  55
     Pooling adjustment to conform accounting periods                                               -           -          (44)
     Provision charged to real estate expense                                                       -           -          338
     Less: Real estate losses charged to allowance                                                  -        (125)        (224)
                                                                                                -----       -----        -----
     Balance at end of year                                                                       $ -       $   -        $ 125
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

     A subsidiary of Waypoint Bank operates two unconsolidated joint ventures engaged in residential real estate development. The Corporation's investment in these two joint ventures are accounted for under the equity method of accounting. At December 31, 2002 and 2001, the combined carrying values of these investments were approximately $35,000 and $171,000, respectively. The Corporation's share of the ventures' net income for the years ended December 31, 2002, 2001, and 2000 was $26,000, $81,000, and $76,000, respectively.


(9)  PREMISES AND EQUIPMENT

     A summary of premises and equipment at December 31 follows:



                                                                                                                    ESTIMATED
                                                                                          2002           2001     USEFUL LIVES
                                                                                        --------        -------   ------------

         Land and improvements                                                          $  7,822       $  7,460
         Buildings and improvements                                                       30,551         25,814    5-40 years
         Leasehold improvements                                                            9,530          9,369    5-25 years
         Furniture and equipment                                                          34,892         32,806    3-10 years
         Automobiles                                                                         577            467       3 years
         Software                                                                          6,522          5,549     3-5 years
         Accumulated depreciation                                                        (41,068)       (37,534)
                                                                                       ---------      ---------
                                                                                        $ 48,826       $ 43,931
                                                                                       =========      =========


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

     Depreciation expense was $5,895,000 in 2002, $6,158,000 in 2001, and
$5,979,000 in 2000.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(10) GOODWILL

     Waypoint Financial adopted SFAS 142 "Goodwill and Other Intangible Assets" on January 1, 2002. As required under the non-amortization approach defined in SFAS 142, Waypoint Financial ceased amortizing goodwill to expense as of January 1, 2002. Following is a comparison of the results of operations as if the non-amortization approach was applied to all periods presented:


                                                                             (RESTATED)
                                                                        For the years ended
                                                                            December 31,
                                                        -----------------------------------------------------
                                                             2002                2001               2000
                                                        --------------      --------------     --------------
          Reported net income                                $ 46,866            $ 38,807            $10,557
          Pro forma adjustment to eliminate
              amortization of goodwill                             -                1,048                930
                                                        --------------      --------------     --------------
          Pro forma net income                               $ 46,866            $ 39,855            $11,487
                                                        ==============      ==============     ==============

          Reported diluted earnings per share                $   1.29            $   1.02            $  0.28
          Pro forma adjustment to eliminate
              amortization of goodwill                              -                0.03               0.02
                                                        --------------      --------------     --------------
          Pro forma diluted earnings per share               $   1.29            $   1.05            $  0.30
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

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(12)  DEPOSITS

      A major component of Waypoint Financial's business is the gathering of deposit funds from individuals, businesses, governmental bodies, and other entities. Following is the composition of Waypoint Financial's deposit portfolio as of December 31, 2002 and 2001:

                                                                             2002                     2001
                                                                     ---------------------    ---------------------
           Savings                                                             $  250,780               $  220,344
           Time                                                                 1,452,973                1,444,723
           Transaction                                                            379,211                  340,568
           Money market                                                           370,426                  531,634
                                                                     ---------------------    ---------------------
                Total deposits                                                 $2,453,390               $2,537,269
                                                                     =====================    =====================


    As of December 31, 2002, deposit balances consisted of the following:



                                                                                            AMOUNT        AVERAGE RATE
                                                                                          ----------      ------------
                Deposits maturing in:
                2003                                                                        $712,206          3.58%
                2004                                                                         366,104          4.61
                2005                                                                          37,780          4.36
                2006                                                                          56,621          4.95
                2007                                                                         143,163          4.76
                2008 and beyond                                                              137,099          2.16
                Non-maturing deposits                                                      1,000,417          0.62
                                                                                          ----------
                                                                                          $2,453,390          2.56
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

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(13) OTHER BORROWINGS

     Borrowed funds at December 31 are summarized as follows:


                                                                                                    2002              2001
                                                                                                ------------      ------------
     FHLB Advances                                                                                $2,041,558        $1,842,170
     Repurchase Agreements                                                                           372,897           449,770
     Other                                                                                                25                47
                                                                                                  ----------        ----------
         Total other borrowings                                                                   $2,414,480        $2,291,987
                                                                                                  ==========        ==========

     As of December 31, 2002, FHLB advances consisted of the following:


                                                                                                        AMOUNT       AVERAGE RATE
                                                                                                        ------       ------------
     FHLB advances maturing in:
     2003                                                                                              $570,000          1.937%
     2004                                                                                               300,000          3.295
     2005                                                                                               124,000          5.432
     2006                                                                                                75,000          4.251
     2007                                                                                               245,000          1.453
     2008 and beyond                                                                                    727,558          5.273
                                                                                                     ----------
                                                                                                     $2,041,558          3.565
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

     As of December 31, 2002, Waypoint Financial's repurchase agreements consisted of the following:


                                                                                                        AMOUNT       AVERAGE RATE
                                                                                                        ------       ------------
     Repurchase agreements maturing in:
     2003                                                                                               $227,897          1.744%
     2004                                                                                                 20,000         1.410
     2005                                                                                                 75,000         3.702
     2006                                                                                                      -             -
     2007                                                                                                      -             -
     2008 and beyond                                                                                      50,000         5.210
                                                                                                        --------
                                                                                                        $372,897         2.585
                                                                                                        ========


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

     At December 31, 2002 and 2001, Waypoint Financial had the following off-balance sheet commitments:


                                                                                                          2002          2001
                                                                                                       ----------     ---------
     Commitments:
         To extend credit:
               Unused open-end consumer lines of credit                                                 $179,816       $144,905
               Unused open-end commercial lines of credit                                                313,246        264,491
               Funds available on construction loans                                                      43,509         60,691
               Loan originations                                                                         101,950         77,667
         To sell loans                                                                                    93,568        117,495
         Loans sold with recourse                                                                         13,271         18,488
         Performance standby letters of credit                                                            62,835         34,985


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

     As discussed in Note 1, Waypoint Financial restated its consolidated statements of income for the years 2002, 2001 and 2000 and consolidated statements of financial condition as of December 31, 2002 and 2001 to reflect a correction of the accounting for certain benefit plans. These plans include primarily indexed retirement benefit plans for several current and former officers and directors. These plans were implemented in conjunction with bank-owned life insurance programs sold and administered by an outside party. Prior to the restatement, Waypoint Financial accounted for these plans under a matching methodology thereby accruing the expense related to the benefit plans in the same period as the revenue associated with the related life insurance assets in the bank-owned life insurance programs. During July 2003, the Office of the Comptroller of the Currency released a bank accounting advisory that included guidance related to the accounting for indexed retirement benefit plans. Management initiated an internal review of its indexed retirement benefit plans and determined that the matching methodology for these plans was not in accordance with accounting principles generally accepted in the United States of America. Management concluded that these plans should be accounted for under Accounting Principles Board Opinion 12, as amended by SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS 106 requires that the net present value of the benefit payments be accrued over the service period of the individual and be fully accrued at full eligibility date. The restatement amounts presented below and in Note 1 reflect all required adjustments for these benefit plans in accordance with SFAS 106. The restated amounts accrued under these plans were approximately $7.9 million, $7.0 million and $6.1 million at December 31, 2002, 2001 and 2000, respectively. These restated amounts are reflected in other liabilities in the accompanying consolidated statements of financial condition. Waypoint Financial recognized associated salaries and benefits expense restated for these plans totaling approximately $1.2 million, $1.2 million and $494,000 in 2002, 2001, and 2000, respectively. These restated amounts are included in salaries and benefits expense in the accompanying consolidated statements of income.

     Waypoint Financial has invested in various BOLI assets to fund the annual expense associated with various employee and director benefit plans. The total cash surrender value of Waypoint Financial's BOLI policies totaled $88.2 million and $83.5 million at December 31, 2002 and 2001, respectively, and are included in other assets in the accompanying consolidated statements of financial

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


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

     On April 19, 2001, the Harris Pension Plan was amended to freeze benefit accruals as of May 4, 2001. As a result of this plan event, as of May 4, 2001, the accrued benefits of plan participants through May 4, 2001 became fully vested, if not already. Waypoint Financial recognized a $1,978,000 curtailment gain during 2001 that included an additional $600,000 gain due to the restatement. Waypoint Financial recorded prepaid pension expense of $585,000 and $600,000 for this plan as of December 31, 2002 and 2001, respectively. Waypoint Financial recognized net pension expense on this plan totaling $15,000, $408,000, and $756,000 in 2002, 2001, and 2000, respectively.

     In connection with the amendment to freeze benefits in the Harris Pension Plan, the Harris Supplemental Executive Retirement Plan was also amended to freeze benefit accruals as of May 4, 2001. As a result of this plan event, Waypoint Financial recognized a $128,000 curtailment gain during 2001. As of this date, the plan participants' balances were fully vested. Waypoint Financial recorded accured pension expense of $341,000 and $404,000 for this plan as of December 31, 2002 and 2001, respectively. Waypoint Financial recognized net pension expense on this plan totaling $21,000, $57,000, and $147,000 in 2002, 2001, and 2000, respectively.

     The following sets forth the funded status and amounts recognized for the Harris Pension Plan and Harris Supplemental Executive Retirement Plan in Waypoint Financial's statement of condition at December 31, 2002 and 2001:

                                                                 (Restated)
                                                              2002         2001
                                                             -------      -------
Change in benefit obligation:
      Benefit obligation at beginning of year                $13,119      $14,437
      Service cost                                                 -          415
      Interest cost                                              766          835
      Actuarial (gain) loss                                     (875)         122
      Curtailment gain                                             -       (2,106)
      Benefits paid                                             (681)        (584)
                                                             --------------------
      Benefit obligation at end of year                      $12,329      $13,119
                                                             ====================
Change in plan assets:
      Fair value of plan assets at beginning of year         $12,462      $13,436
      Employer contributions                                      84           84
      Actual return on plan assets                              (599)        (474)
      Benefits paid                                             (681)        (584)
                                                             --------------------
      Fair value of plan assets at end of year               $11,266      $12,462
                                                             ====================

      Funded status                                          $(1,063)     $  (657)
      Unrecognized net actuarial loss                          1,307          853
                                                             --------------------
      Prepaid pension expense                               $   244      $   196
                                                             ====================


     The components of net pension cost for the years ended December 31, 2002, 2001, and 2000 are as follows:

                                                                        (Restated)
                                                               2002        2001       2000
                                                             -------     -------     -------
      Service cost on benefits earned                        $     -     $   415     $ 1,161
      Interest cost on projected benefit obligation              766         835         883
      Actual (gain) loss on plan assets                          599         474         636
      Net amortization and deferral of losses (1):            (1,329)     (1,259)     (1,777)
                                                             -------------------------------
      Net pension expense                                    $    36     $   465     $   903
                                                             ===============================


--------------
(1)   This item comprised of:


      Current year's net loss deferred for later
      recognition                                            $(1,329)    $(1,257)    $(1,768)
      Amortization of prior service cost                           -           9          30
      Amortization of unrecognized net asset                       -         (13)        (38)
      Amortization of net loss                                     -           2          (1)
                                                             -------------------------------
                                                             $(1,329)    $(1,259)    $(1,777)
                                                             ===============================


     Assumptions used to develop the net pension expense were:

                                                            2002        2001        2000
                                                            ----        ----        ----
      Discount rate                                          6.0%        6.0%        6.5%
      Expected long-term rate of return on assets            6.0%        6.0%        8.0%
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

     Waypoint Financial's financial condition and results of operations also include the effects of the Harris Post-retirement Benefit Plan. This plan provides certain health care benefits for retired Harris employees that accumulate 25 years of service and were hired before October 1, 1995. Waypoint Financial accounts for this plan under the accrual method of accounting as follows:


                                                        2002             2001
                                                      ---------        ---------
Change in benefit obligation:
    Benefit obligation at beginning of year           $ 1,917           $ 1,782
    Service cost                                            3                64
    Interest cost                                          67               122
    Plan change                                          (926)              (39)
    Actuarial loss due to changes in assumptions           24                33
    Benefits paid                                         (54)              (45)
                                                      -------------------------
    Benefit obligation at the end of plan year        $ 1,031           $ 1,917
                                                      =========================

    Fair value of plan assets at end of year          $     -           $     -
    Funded status                                      (1,031)           (1,917)
    Unrecognized net (gain) loss                         (872)             (362)
    Unrecognized prior service cost                      (407)             (452)
                                                      -------------------------
    Accrued benefit cost                              $(2,310)          $(2,731)
                                                      =========================


The components of net post-retirement benefit cost for the years ended December 31, 2002, 2001 and 2000 are as follows:


                                                         2002     2001     2000
                                                         ----------------------
Service cost                                             $  3     $ 64     $ 64
Interest cost                                              67      122      113
Amortization of unrecognized prior service cost           (54)     (27)     (25)
Amortization of net gain                                  (21)     (17)     (21)
                                                         ----------------------
Total net periodic post-retirement benefit (gain) cost   $ (5)    $142     $131
                                                         ======================



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

                                       RESTRICTED   UNRESTRICTED   SHARES IN      TOTAL
                                         SHARES       SHARES       SUSPENSE      SHARES
                                       ----------   ------------   ---------    --------
       Unearned on January 1, 2000         2,683        767          116,765     120,215
       Plan activity during 2000:
         Forfeited                        (1,533)         -            1,533           -
         Awarded                               -          -                -           -
         Earned                           (1,150)      (767)               -      (1,917)
                                        --------      -----         --------    --------
       Unearned on December 31, 2000           -          -          118,298     118,298
       Plan activity during 2001:
         Adoption of RRP                       -          -          752,582     752,582
         Forfeited                             -          -                -           -
         Awarded                          870,880         -         (870,880)          -
         Earned                         (175,776)         -                -    (175,776)
                                        --------      -----         --------    --------
       Unearned on December 31, 2001     695,104          -                -     695,104
       Plan activity during 2002:
         Forfeited                       (10,360)         -           10,360           -
         Awarded                           4,300          -           (4,300)          -
         Earned                         (220,376)         -                -    (220,376)
                                        --------      -----         --------    --------
       Unearned on December 31, 2002     468,668          -            6,060     474,728
                                        ========      =====         ========    ========

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

     The following table presents the activity in Waypoint Financial's option plans during the periods ending December 31:


                                                                                                               OPTION
                                                                                             STOCK            PRICE PER
                                                                                            OPTIONS             SHARE
                                                                                           ----------         ---------
             Balance at January 1, 2000                                                     1,838,666         $  8.31
                 Granted                                                                      218,116            9.13
                 Forfeited                                                                   (108,660)          10.35
                 Exercised                                                                    (62,317)           4.83
             Pooling adjustment to conform accounting periods                                  10,227               -
                                                                                           ----------         -------
             Balance at December 31, 2000                                                   1,896,032            8.72
                 Granted                                                                    1,980,909           14.04
                 Forfeited                                                                    (74,262)          12.66
                 Exercised                                                                   (428,868)           6.11
                                                                                           ----------         -------
             Balance at December 31, 2001                                                   3,373,811           11.97
                 Granted                                                                      243,217           16.66
                 Forfeited                                                                    (84,653)          12.26
                 Exercised                                                                   (220,933)           9.17
                                                                                           ----------         -------
             Balance at December 31, 2002                                                   3,311,442         $ 12.52
                                                                                           ==========         =======
             Exercisable at December 31, 2002                                               1,852,803         $ 11.16
                                                                                           ==========         =======



     The following table presents the options outstanding and exercisable at December 31, 2002:


                                                 OPTIONS OUTSTANDING                                   EXERCISABLE STOCK OPTIONS
                              ---------------------------------------------------------          -----------------------------------
                                                   WEIGHTED AVERAGE
         RANGE OF               TOTAL NUMBER        REMAINING LIFE     WEIGHTED AVERAGE            NUMBER          WEIGHTED AVERAGE
      EXERCISE PRICES            OF SHARES             (YEARS)          EXERCISE PRICE            OF SHARES         EXERCISE PRICE
   -------------------        ---------------     ------------------   ----------------          ----------        -----------------
   $ 0.00-$ 5.00                   6,804                 1.07                 4.35                   6,804                 4.35
   $ 5.01-$10.00                 988,841                 4.20                 7.57                 808,072                 7.12
   $10.01-$15.00               1,911,521                 8.44                14.10                 928,072                13.86
   $15.01-$20.00                 385,108                 8.77                16.87                  94,111                17.24
   $20.01-$30.00                  19,168                 5.01                26.41                  15,334                26.41
                               ---------                                                         ---------
                               3,311,442                 7.16                12.52               1,852,803                11.16
                               =========                                                         =========


                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                                            2002          2001           2000
                                                                                         -----------   ----------     ----------
     Risk-free interest rate                                                                  3.1%          4.9%           6.5%
     Expected volatility                                                                     20.9%         23.9%          38.6%
     Expected dividend yield rate                                                             2.5%          2.4%           3.4%
     Expected life                                                                       8.9 years     9.9 years      8.7 years
     Weighted average grant date fair value of options granted during the year               $4.30         $4.13          $3.85


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


(19) INCOME TAXES

     The provision for income taxes in the consolidated statements of income consists of the following:



                                                                                                      (RESTATED)
                                                                                                  YEAR ENDED DECEMBER 31
                                                                                        --------------------------------------------
                                                                                            2002          2001             2000
                                                                                        ------------   -----------    --------------
      Current:
         Federal                                                                           $16,302       $19,364        $ 7,061
         State                                                                               2,515         1,427            643
                                                                                           -------       -------        -------
                                                                                            18,817        20,791          7,704
     Deferred:
         Federal                                                                              (958)       (3,211)        (3,837)
         State                                                                                 156            95            (50)
                                                                                           -------       -------        -------
                                                                                              (802)       (3,116)        (3,887)
                                                                                           -------       -------        -------
              Total provision for income taxes                                             $18,015       $17,675        $ 3,817
                                                                                           =======       =======        =======



     Income tax expense for Waypoint Financial is different than the amounts computed by applying the statutory federal income tax rate to income before income taxes because of the following:


                                                                                                           (RESTATED)
                                                                                                      PERCENTAGE  OF  INCOME
                                                                                                        BEFORE INCOME TAXES
                                                                                                      YEAR ENDED DECEMBER 31
                                                                                                ------------------------------------
                                                                                                   2002        2001         2000
                                                                                                ----------  ----------  ------------
    Income tax expense at federal statutory rate                                                   35.0%       35.0%        35.0%
    Tax exempt income                                                                              (3.2)       (3.0)        (9.8)
    Dividends received deduction                                                                   (2.1)       (2.4)        (7.3)
    State taxes, net of federal benefit                                                             2.6         1.6          4.4
    Bank-owned life insurance earnings                                                             (2.5)       (1.7)        (0.3)
    Amortization                                                                                    0.0         0.6          2.2
    Federal tax credits                                                                            (1.5)       (0.8)        (7.6)
    Merger costs                                                                                    0.0         0.0         10.2
    Other
                                                                                                   ----        ----         ----
                                                                                                   (0.5)        2.0         (0.2)
                                                                                                   ----        ----         ----
    Effective tax rate                                                                             27.8%       31.3%        26.6%
                                                                                                   ====        ====         ====

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are as follows:

                                                                                                            (RESTATED)
                                                                                                     ---------------------------
                                                                                                      2002                 2001
                                                                                                     ------               ------
    Deferred tax assets:
        Allowance for loan losses                                                                   $ 9,720              $ 8,152
        Post-retirement benefits expense                                                                934                1,135
        Deposit intangible amortization                                                               1,965                1,972
        Merger and integration costs                                                                    299                  676
        Deferred loan origination fees                                                                  838                1,017
        Compensation accrual                                                                          5,993                4,517
        Other                                                                                         1,521                1,283
                                                                                                     ------               ------
             Total assets                                                                            21,270               18,752
    Deferred tax liabilities:
        Dealer reserves                                                                               8,982                8,583
        Depreciation and amortization                                                                 2,271                1,906
        Joint venture                                                                                 3,121                1,618
        Servicing rights                                                                              1,251                1,502
        Net unrealized gains on marketable securities available for sale                              8,821                  803
        Other                                                                                           507                  586
                                                                                                     ------               ------
             Total liabilities                                                                       24,953               14,998
                                                                                                     ------               ------
    Net deferred (liabilities) assets                                                               $(3,683)             $ 3,754
                                                                                                     ======               ======


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

      The projected minimum rental payments under the terms of the leases at December 31, 2002, net of projected sub-lease rentals, are as follows:


               YEARS ENDING DECEMBER 31,                                             AMOUNT
               -------------------------                                             ------
               2003.............................................................    $ 1,756
               2004.............................................................      1,470
               2005.............................................................      1,206
               2006.............................................................        982
               2007.............................................................        880
               2008 and thereafter..............................................      5,933
                                                                                    -------
                                                                                    $12,227
                                                                                    =======

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

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     The carrying amounts and estimated fair values for Waypoint Financial's financial assets and liabilities and commitments at December 31, 2002 and 2001 are as follows:

                                                                                          AS OF DECEMBER 31,
                                                                          ------------------------------------------------
                                                                                    2002                      2001
                                                                          -----------------------  -----------------------
                                                                            CARRYING      FAIR      CARRYING      FAIR
                                                                             VALUE       VALUE        VALUE       VALUE
                                                                          -----------  ----------  ----------   ----------
Cash and cash equivalents                                                  $   96,088  $   96,088  $  116,583   $  116,583
Marketable securities available-for-sale                                    2,792,112   2,792,112   2,552,360    2,552,360
Loans receivable, net                                                       2,310,106   2,352,562   2,462,218    2,475,262
Loans held for sale                                                            30,328      30,328      42,453       42,453
Other financial assets                                                          3,167       2,753       4,782        3,050
Demand and NOW accounts                                                       379,211     379,211     340,568      340,568
Money market accounts                                                         370,426     370,426     531,634      531,634
Savings deposits                                                              250,780     250,780     220,344      220,344
Time deposits                                                               1,452,973   1,504,665   1,444,723    1,481,371
                                                                           ----------  ----------  ----------   ----------
         Total deposits                                                     2,453,390   2,505,082   2,537,269    2,573,917
                                                                           ----------  ----------  ----------   ----------
Escrow                                                                          3,348       3,348       4,662        4,662
Other borrowings                                                            2,414,480   2,570,675   2,291,987    2,355,256
Off-balance sheet financial instruments:
     Commitments to extend credit                                                   -       2,520           -        1,840
     Standby letters of credit                                                      -         412           -          247
     Derivative instruments designated as fair value hedges                         -      12,547           -        5,398


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

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


       The following table summarizes Waypoint Financial's derivative financial instruments as of December 31, 2002 and December 31, 2001:

                                                        Year of
                                           Number       Maturity       Year of Call     Notional Amount     Fair Value
                                         ----------  ---------------  ---------------  -----------------   --------------
      As of December 31, 2002:
          Callable interest rate swaps        9         2006-2012        2002-2003         $110,000,000      $ 1,001,000
          Regular interest rate swaps         7         2003-2005            -              300,000,000       12,547,000
          Loan commitments, net             279           2003               -               40,252,000          (16,000)
                                                                                                           --------------
              Total                                                                                         $ 13,532,000
                                                                                                           ==============

      As of December 31, 2001:
          Callable interest rate swaps        8         2006-2011          2002            $105,000,000      $(1,203,000)
          Regular interest rate swaps         7         2003-2005            -              300,000,000        5,398,000
          Loan commitments, net             589           2002               -               69,233,000          (60,000)
                                                                                                           --------------
              Total                                                                                          $ 4,135,000
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


(23) WAYPOINT FINANCIAL CORP. FINANCIAL INFORMATION (PARENT COMPANY ONLY)



                                                                                                                  (RESTATED)
                                                                                                                  DECEMBER 31,
                                                                                                           -------------------------
CONDENSED STATEMENTS OF FINANCIAL CONDITION                                                                      2002          2001
-------------------------------------------                                                                -------------------------
                                                                                                                   (UNAUDITED)
Assets:
      Cash                                                                                                   $ 13,099       $ 24,144
      Marketable securities available for sale                                                                    151          3,732
      Loans receivable                                                                                         16,295         16,645
      Investment in joint ventures                                                                              7,526          5,555
      Investment in bank subsidiary                                                                           430,624        417,538
      Investment in other subsidiaries                                                                          8,508          8,068
      Income taxes receivable                                                                                   3,336          5,298
      Other assets                                                                                              6,956          9,061
                                                                                                            ---------      ---------
          Total assets                                                                                      $ 486,495      $ 490,041
                                                                                                            =========      =========
Liabilities and Stockholders' Equity:
      Other borrowings                                                                                      $   2,310        $ 2,333
      Deferred tax liability                                                                                    1,151            213
      Accounts payable and other liabilities                                                                    1,050          4,781
      Trust preferred securities                                                                               29,102              -
      Stockholders' equity                                                                                    452,882        482,714
                                                                                                            ---------      ---------
          Total liabilities and stockholders' equity                                                        $ 486,495      $ 490,041
                                                                                                            =========      =========

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



                                                                                                       (RESTATED)
                                                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                                                   -----------------------------------------------
CONDENSED STATEMENTS OF INCOME                                                        2002            2001                 2000
------------------------------                                                     ----------       ----------          ----------
                                                                                                    (UNAUDITED)
Income:
      Dividend income                                                               $50,918            $15,817           $  5,114
      Interest income                                                                 1,040              2,497                728
      Gain (loss) on sale of securities                                                 495                (28)            (2,720)
      Income (loss) from joint ventures                                               1,266               (115)            (1,366)
      Other income                                                                      454                368                  1
                                                                                    -------            -------           --------
          Total income                                                               54,173             18,539              1,757
Expense:
      Interest expense                                                                  159                144              1,255
      Other expense                                                                   1,800              1,671              1,191
      Merger expense                                                                      -                  -             12,361
                                                                                    -------            -------           --------
          Total expense                                                               1,959              1,815             14,807
                                                                                    -------            -------           --------
Net income before equity in undistributed net income of subsidiaries                 52,214             16,724            (13,050)
(Distributions above) equity in undistributed net income of subsidiaries             (5,819)            21,523             18,592
Income tax benefit                                                                     (471)              (560)            (5,015)
                                                                                    -------            -------           --------
          Net income                                                                $46,866            $38,807           $ 10,557
                                                                                    =======            =======           ========



                                                                                                    (RESTATED)
                                                                                         FOR THE YEARS  ENDED  DECEMBER 31,
                                                                                   -----------------------------------------------
CONDENSED STATEMENTS OF CASH FLOWS                                                    2002              2001              2000
----------------------------------                                                 ----------        ----------        -----------
                                                                                                     (UNAUDITED)
Cash flows from operating activities:
     Net income                                                                     $ 46,866            $ 38,807          $ 10,557
     Adjustments to reconcile net income to net cash provided by (used in)
         operating activities:

         Distributions above (equity in) undistributed earnings of                     5,819             (21,523)          (18,592)
              subsidiary
         Net depreciation, amortization, and accretion                                    (8)                (53)               (6)
         (Gain) loss on sale of investments                                             (495)                 28             2,720
         Equity (income) losses from joint ventures                                   (1,266)                115             1,366
         Increase in loan to subsidiary                                                    -                (315)             (395)
         Other, net                                                                       71             (19,306)            8,007
                                                                                    --------            --------          --------
              Net cash provided by (used in) operating activities                     50,987              (2,247)            3,657
                                                                                    --------            --------          --------
Cash flows from investing activities:
     Purchase of available-for-sale securities, net                                   (1,670)             (3,609)           (2,705)
     Sale of available-for-sale securities, net                                        2,274                 689             2,872
     Maturity of available-for-sale securities, net                                    3,368               3,334                 -
     Principal collected on loans                                                        349                 965             1,437
     Disposal of equipment                                                                 -                   -                 5
     Increase in investment in subsidiaries                                             (230)               (574)          (80,161)
     Investment in joint venture                                                        (645)             (1,086)           (2,346)
                                                                                    --------            --------          --------
              Net cash provided by (used in) investing activities                      3,446                (281)          (80,898)
                                                                                    --------            --------          --------
Cash flows from financing activities:
     Net decrease in borrowings                                                          (23)               (526)          (12,803)
     Proceeds from issuance of trust preferred securities                             29,102                   -                 -
     Proceeds from issuance of common stock                                                -                   -           158,373
     Dividend reinvestment plan                                                         (391)               (282)              398
     Stock option plan                                                                 2,308               2,698               304
     Payments to acquire treasury stock                                              (82,897)             (9,561)           (1,301)
     Issuance of treasury stock                                                            -                  96             1,242
     Dividends paid                                                                  (13,577)            (13,283)           (7,471)
     Establish ESOP                                                                        -                   -           (15,640)
                                                                                    --------            --------          --------
              Net cash (used in) provided by financing activities                    (65,478)            (20,858)          123,102
                                                                                    --------            --------          --------
Net (decrease) increase in cash                                                      (11,045)            (23,386)           45,861
Pooling adjustment to conform accounting periods                                           -                   -            (1,563)
Cash at the beginning of the period                                                   24,144              47,530             3,232
                                                                                    --------            --------          --------
Cash at the end of the period                                                       $ 13,099            $ 24,144          $ 47,530
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


(25) CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                                                                     (RESTATED)
                                                                                                        2002
                                                                                ----------------------------------------------------
                                                                                   FIRST        SECOND         THIRD        FOURTH
                                                                                  QUARTER       QUARTER       QUARTER       QUARTER
                                                                                -----------   -----------    ---------     ---------
                                                                                                      (UNAUDITED)

      Interest income                                                             $71,783       $69,854        $69,987       $69,510
      Interest expense                                                             40,139        39,791         39,459        38,524
                                                                                  -------       -------        -------       -------
      Net interest income                                                          31,644        30,063         30,528        30,986
      Provision for loan loss                                                       2,085         3,585          3,085         2,085
      Noninterest income                                                            7,214        12,745         11,325         7,712
      Noninterest expense                                                          20,694        21,608         21,547        22,647
                                                                                  -------       -------        -------       -------
      Income before income taxes                                                   16,079        17,615         17,221        13,966
      Income taxes                                                                  4,567         5,046          4,930         3,472
                                                                                  -------       -------        -------       -------
      Net income                                                                  $11,512       $12,569        $12,291       $10,494
                                                                                  =======       =======        =======       =======
      Basic earnings per share                                                    $  0.31       $  0.35        $  0.35       $  0.31
                                                                                  -------       -------        -------       -------
      Diluted earnings per share                                                  $  0.31       $  0.34        $  0.34       $  0.30
                                                                                  =======       =======        =======       =======


     During 2002, Waypoint Financial recorded a decrease of $1,759,000 ($1,091,000 net of tax) in the first quarter and increases of $3,392,000 ($2,103,000 net of tax) and $2,978,000 ($1,846,000 net of tax) in the second and third quarter, respectively, in the fair value of derivatives not designated as hedges.

                                                                                                     (RESTATED)
                                                                                                        2001
                                                                                ----------------------------------------------------
                                                                                   FIRST        SECOND         THIRD        FOURTH
                                                                                  QUARTER       QUARTER       QUARTER       QUARTER
                                                                                -----------   -----------    ---------     ---------
                                                                                                      (UNAUDITED)

      Interest income                                                             $85,135       $83,997        $80,756       $75,586
      Interest expense                                                             58,077        55,574         51,796        44,682
                                                                                  -------       -------        -------       -------
      Net interest income                                                          27,058        28,423         28,960        30,904
      Provision for loan loss                                                       1,599         2,099          1,599         1,699
      Noninterest income                                                            5,991         7,896          7,745         8,334
      Noninterest expense                                                          18,724        20,076         19,421        23,612
                                                                                  -------       -------        -------       -------
      Income before income taxes                                                   12,726        14,144         15,685        13,927
      Income taxes                                                                  4,028         4,302          5,258         4,087
                                                                                  -------       -------        -------       -------
      Net income                                                                  $ 8,698       $ 9,842        $10,427       $ 9,840
                                                                                  =======       =======        =======       =======
      Basic earnings per share                                                    $  0.23       $  0.26        $  0.28       $  0.26
                                                                                  -------       -------        -------       -------
      Diluted earnings per share                                                  $  0.23       $  0.26        $  0.27       $  0.26
                                                                                  =======       =======        =======       =======

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

ITEM 14. CONTROLS AND PROCEDURES

     (a)  Evaluation of Disclosure Controls and Procedures.

          Waypoint Financial's Chief Executive Officer and Chief Financial Officer have concluded that Waypoint Financial's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended), based on their evaluation of these controls and procedures as of a date within (90) days prior to the filing date of this form 10-K/A, are effective.

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

10.15 Revised Employment Agreement of Charles C. Pearson, Jr. (Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the Commission on April 12, 2001 (File No. 000-22399)).

10.16 Form of Employment Agreement with Robert W. Pullo. (Incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the Commission on April 12, 2001 (File No. 000-22399)).

10.17 Form of Employment Agreement with James Moss. (Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the Commission on April 12, 2001 (File No. 000-22399)).

10.18 Form of Change-in-Control Agreement with Richard C. Ruben, Andrew S. Samuel, Jane B. Tompkins and John G. Coulson. (Incorporated by reference to the Registration Statement on Form S-1 of Harris Financial, Inc. filed with the Commission on June 23, 2000 (File No. 333-400046).

10.19 Form of Employment Agreement with David E. Zuern. (Incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the Commission on April 12, 2001 (File No. 000-22399)).

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

21     Subsidiaries of Waypoint Financial Corp.

23.1   Consent of KPMG LLP

23.2   Consent of Arthur Andersen LLP

24     Power of attorney (set forth on the signature pages to this Form)

31.2 Certification of the Company's Chief Executive Officer pursuant to Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

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

                                                        Waypoint Financial Corp.

Date: November 14, 2003                                 By: /s/ DAVID E. ZUERN
                                                            --------------------
                                                                David E. Zuern
                                                             President and Chief
                                                              Executive Officer

     Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         SIGNATURE                        TITLE                     DATE
         ---------                        -----                     ----

     /s/ DAVID E. ZUERN               President and Chief      November 14, 2003
 ---------------------------          Executive Officer
         David E. Zuern

     /s/ JAMES H. MOSS                Senior Executive         November 14, 2003
 ---------------------------          Vice-President and
         James H. Moss                Chief Financial
                                      Officer
                                      (Principal Financial
                                      and Accounting Officer)

 /s/ CHARLES C. PEARSON, Jr.          Chairman                 November 14, 2003
 ---------------------------
     Charles C. Pearson, Jr.


    /s/ ROBERT W. PULLO               Director                 November 14, 2003
 ---------------------------
        Robert W. Pullo

   /s/ CYNTHIA A. DOTZEL              Director                 November 14, 2003
 ---------------------------
       Cynthia A. Dotzel

    /s/ RANDALL A. GROSS              Director                 November 14, 2003
 ---------------------------
        Randall A. Gross

    /s/ RANDALL L. HORST              Director                 November 14, 2003
 ---------------------------
        Randall L. Horst

 /s/ WILLIAM E. MCCLURE, Jr.          Director                 November 14, 2003
 ---------------------------
     William E. McClure, Jr.

    /s/ ROBERT E. POOLE               Director                 November 14, 2003
 ---------------------------
        Robert E. Poole

     /s/ BYRON M. REAM                Director                 November 14, 2003
 ---------------------------
         Byron M. Ream

   /s/ ROBERT L. SIMPSON              Director                 November 14, 2003
 ---------------------------
       Robert L. Simpson

  /s/ WILLIAM A. SIVERLING            Director                 November 14, 2003
 ---------------------------
      William A. Siverling

         SIGNATURE                        TITLE                     DATE
         ---------                        -----                     ----

   /s/ FRANK R. SOURBEER              Director                 November 14, 2003
 ---------------------------
       Frank R. Sourbeer

   /s/ DONALD B. SPRINGER             Director                 November 14, 2003
 ---------------------------
       Donald B. Springer