Form 10-Q/A
period 2003-03-31
WAYPOINT FINANCIAL CORP
filed 2003-11-14
CIK 1034650

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to____________________

Commission File Number:  0-22399

                            WAYPOINT FINANCIAL CORP.
                            ------------------------
             (Exact name of registrant as specified in its charter)

          PENNSYLVANIA                                 25-1872581
          ------------                                 ----------
(State or other jurisdiction of                       (IRS Employer
 incorporation or organization)                     Identification No.)

235 North Second Street, P.O. Box 1711, Harrisburg, Pennsylvania      17105
----------------------------------------------------------------    ----------
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

Purpose of Amendment No 1.

As discussed in Note 2, Waypoint Financial restated its consolidated statements of income for the three month periods ended March 31, 2003 and 2002 and consolidated statements of financial condition as of March 31, 2003, December 31, 2002, and December 31, 2001 to reflect a correction of the accounting for certain benefit plans. These plans include primarily indexed retirement benefit plans for several current and former officers and directors. These plans were implemented in conjunction with bank-owned life insurance programs sold and administered by an outside party. Prior to the restatement, Waypoint Financial accounted for these plans under a matching methodology thereby accruing the expense related to the benefit plans in the same period as the revenue associated with the related life insurance assets in the bank-owned life insurance programs. During July 2003, the Office of the Comptroller of the Currency released a bank accounting advisory that included guidance related to the accounting for indexed retirement benefit plans. Management initiated an internal review of its indexed retirement benefit plans and determined that the matching methodology for these plans was not in accordance with accounting principles generally accepted in the United States of America. Management concluded that these plans should be accounted for under Accounting Principles Board Opinion 12, as amended by SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS 106 requires that the net present value of the benefit payments be accrued over the service period of the individual and be fully accrued at full eligibility date. The restated amounts accrued under these plans were approximately $8.1 million at March 31, 2003, $7.9 million at December 31, 2002, and $7.0 million at December 31, 2001. These restated amounts are reflected in other liabilities in the accompanying consolidated statements of financial condition. Waypoint Financial recognized associated salaries and benefits expense restated for these plans totaling $354,206 and $297,306 during the three month periods ended March 31, 2003 and 2002, respectively. These restated amounts are included in salaries and benefits expense in the accompanying consolidated statements of income.

The consolidated statements of income and related Management's Discussion and Analysis for the periods ended March 31, 2003 and March 31, 2002 and the consolidated statements of financial condition as of March 31, 2003 and December 31, 2002 have been restated to reflect a correction of the accounting for certain benefit plans. The restatement resulted in a reduction of previously reported net income of $70,000 for the quarter ended March 31, 2003. For the quarter ended March 31, 2002, the restatement resulted in an increase of previously reported net income of $15,000. The restatement did not impact diluted earnings per share for the quarters ended March 31, 2003 and March 31, 2002. In addition, as a result of the cumulative effect of the restatement, retained earnings has been reduced by $3,859,000 and $3,789,000 and $3,501,000 as of March 31, 2003, December 31, 2002 and December 31, 2001, respectively. Please refer to Notes 1 and 16 in the Notes to Consolidated Financial Statements of the Company's Form 10-K/A for the year ended December 31, 2002 for detailed discussions regarding the restatement adjustments.

This amendment does not reflect the effect of any events subsequent to the original filing of the Form 10-Q for the quarter ended March 31, 2003, except for the aforementioned restatement as described above. The restatement adjustments are presented in Note 2 in the Notes to Consolidated Financial Statements in this Form 10-Q/A.

                                    CONTENTS


Part I. Financial Information
   Item 1.       Financial Statements (Unaudited and Restated)
     Consolidated Statements of Financial Condition.................................................      5
     Consolidated Statements of Income..............................................................      6
     Consolidated Statements of Shareholders' Equity................................................      7
     Consolidated Statements of Cash Flows..........................................................    8-9
     Notes to Consolidated Financial Statements.....................................................  10-17

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
            (Restated)
     I.     Forward-Looking Statements..............................................................     18
     II.    Critical Accounting Policies............................................................  18-19
     III.   Market Risk and Interest Rate Sensitivity Management....................................  19-20
     IV.    Liquidity...............................................................................     20
     V.     Capital Resources.......................................................................     21
     VI.    Results of Operations
              Comparison for the Three-Month Periods Ended March 31, 2003 and March 31, 2002
                Net Income..........................................................................     22
                Net Interest Income.................................................................  22-25
                Noninterest Income..................................................................     25
                Noninterest Expense.................................................................  25-26
                Provision for Income Taxes..........................................................     26
     VII.   Financial Condition
                Marketable Securities...............................................................     26
                Loans Receivable, Net...............................................................     27
                Loan Commitments....................................................................     27
                Loan Quality........................................................................     27
                Non-Performing Assets...............................................................     27
                Allowance for Loan Losses...........................................................     28
                Allocation of the Allowance for Loan Losses.........................................     28
                Deposits............................................................................     29
                Other Borrowings....................................................................     29

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk..............................     29
   Item 4.  Controls and Procedures.................................................................     29

Part II. Other Information..........................................................................     30
   Item 1.  Legal Proceedings
   Item 2.  Changes in Securities and Use of Proceeds
   Item 3.  Defaults Upon Senior Securities
   Item 4.  Submission of Matters to a Vote of Security Holders
   Item 5.  Other Information
   Item 6.  Exhibits and Reports on Form 8-K

Signatures..........................................................................................     31

Exhibits - Certifications...........................................................................  32-35

Part I.  Financial Information.


Part 1, Item 1    Financial Statements.


               (Balance of this page is intentionally left blank)

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                                   (RESTATED)

                                                                         March 31,        December 31,
                                                                           2003               2002
                                                                     -----------------  ----------------
                                                                      (In thousands, except share data)
                                                                                 (Unaudited)
Assets
Cash and cash equivalents                                               $  118,989        $   96,088
Marketable securities available-for-sale                                 2,913,329         2,792,112
Loans receivable, net                                                    2,338,478         2,310,106
Loans held for sale, net                                                    33,666            30,328
Loan servicing rights                                                        2,389             3,167
Investment in real estate and other joint ventures                          18,381            14,811
Premises and equipment, net of accumulated
   depreciation of $40,984 and $41,062                                      48,837            48,826
Accrued interest receivable                                                 25,598            26,585
Goodwill                                                                    10,302            10,302
Other intangible assets                                                      1,556             1,676
Income taxes receivable                                                          -                72
Other assets                                                                91,213            90,940
                                                                        ----------        ----------
   Total assets                                                         $5,602,738        $5,425,013
                                                                        ==========        ==========

Liabilities and Stockholders' Equity
Deposits                                                                $2,452,834        $2,453,390
Other borrowings                                                         2,531,514         2,414,480
Escrow                                                                       4,239             3,348
Accrued interest payable                                                    12,524            10,295
Postretirement benefit obligation                                            2,309             2,310
Deferred tax liability                                                         952             3,683
Income taxes payable                                                         3,815                 -
Other liabilities                                                          132,100            55,523
                                                                        ----------        ----------
   Total liabilities                                                     5,140,287         4,943,029
                                                                        ----------        ----------

Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding junior subordinated debentures of
   Waypoint ("Trust Preferred Securities")                                  43,829            29,102

Preferred stock, 10,000,000 shares authorized but unissued
Common stock, $.01 par value, authorized 100,000,000 shares,
   40,677,839 shares issued and 32,665,309 outstanding
   at March 31, 2003, 40,502,372 shares issued
   and 34,702,206 shares outstanding at December 31, 2002                      406               404
Paid in capital                                                            317,557           315,636
Retained earnings                                                          252,989           245,388
Accumulated other comprehensive income                                       7,781            11,710
Employee stock ownership plan                                              (14,460)          (14,460)
Recognition and retention plans                                             (6,977)           (6,977)
Treasury stock, 8,012,530 shares at March 31, 2003
   and 5,800,166 shares at December 31, 2002                              (138,674)          (98,819)
                                                                        ----------        ----------
    Total stockholders' equity                                             418,622           452,882
                                                                        ----------        ----------
    Total liabilities and stockholders' equity                          $5,602,738        $5,425,013
                                                                        ==========        ==========

See accompanying notes to consolidated financial statements.

              WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                  Consolidated Statements of Income
                             (RESTATED)

                                                               Three Months Ended March 31,
                                                               ----------------------------
                                                                 2003               2002
                                                               --------            --------
                                                             (In thousands, except share data)
                                                                      (Unaudited)
Interest Income:
  Loans                                                         $37,394            $43,224

  Marketable securities and interest-earning cash                28,415             28,559
                                                                -------            -------
       Total interest income                                     65,809             71,783
                                                                -------            -------
Interest Expense:
  Deposits and escrow                                            14,484             18,968
  Borrowed funds                                                 20,853             21,171
                                                                -------            -------
       Total interest expense                                    35,337             40,139
                                                                -------            -------
       Net interest income                                       30,472             31,644
Provision for loan losses                                         2,421              2,085
                                                                -------            -------
       Net interest income after provision for loan losses       28,051             29,559
                                                                -------            -------
Noninterest Income:
  Banking service and account fees                                3,389              2,830
  Financial services fees                                         2,045              1,987
  Residential mortgage banking                                    1,303                702
  Bank-owned life insurance                                       1,146              1,203
  Gain on securities and derivatives, net                         1,873                324
  Other                                                            (327)               168
                                                                -------            -------
      Total noninterest income                                    9,429              7,214
                                                                -------            -------
Noninterest Expense:
  Salaries and benefits                                          11,432             11,023
  Equipment expense                                               1,771              1,770
  Occupancy expense                                               1,922              1,562
  Marketing                                                       1,091                998
  Amortization of intangible assets                                 120                490
  Outside services                                                1,267              1,080
  Communications and supplies                                     1,326              1,222
  Other                                                           2,953              2,549
                                                                -------            -------
     Total noninterest expense                                   21,882             20,694
                                                                -------            -------
  Income before income taxes                                     15,598             16,079
  Income tax expense                                              4,286              4,567
                                                                -------            -------
      Net income                                                $11,312            $11,512
                                                                =======            =======

  Basic earnings per share                                      $  0.35            $  0.31
                                                                =======            =======
  Diluted earnings per share                                    $  0.34            $  0.31
                                                                =======            =======



See accompanying notes to consolidated financial statements.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
                                   (RESTATED)

                                                                                       RECOGNITION
                                                               ACCUMULATED   EMPLOYEE      AND
                                                              COMPREHENSIVE   STOCK      RETENTION
                                  COMMON   PAID IN  RETAINED     INCOME     OWNERSHIP     PLAN      TREASURY           COMPREHENSIVE
                                  STOCK    CAPITAL  EARNINGS     (LOSS)       PLAN        (RRP)       STOCK    TOTAL       INCOME
                                  ------  --------  --------  ------------- ---------  ----------- ---------  -------- -------------
                                                          (IN THOUSANDS, EXCEPT SHARE DATA)
                                                                     (UNAUDITED)
Balance at December 31, 2001        $402  $312,009  $212,099     $(280)     $(15,640)   $(9,954)   $(15,922)  $482,714

Net income                                            11,512                                                    11,512      $11,512
Dividends paid at $.10 per
 share                                                (3,728)                                                   (3,728)
Exercised stock options
 (64,026 shares)                               287                                                                 287
Unrealized losses on
securities, net of
 income tax of $(2,355)                                         (3,551)                                         (3,551)      (3,551)
                                                                                                                           --------
Comprehensive income                                                                                                       $  7,961
                                                                                                                           ========
Earned portion of RRP                                                                      (135)                  (135)
Treasury stock purchased
 (1,360,420 shares)                                                                                 (21,328)   (21,328)
Dividend reinvestment plan, net                (89)                                                                (89)
                                    ----  --------  --------   -------      --------   --------    --------   --------
Balance at March 31, 2002           $402  $312,207  $219,883   $(3,831)     $(15,640)  $(10,089)   $(37,250)  $465,682
                                    ====  ========  ========   =======      ========   ========    ========   ========


Balance at December 31, 2002        $404  $315,636  $245,388   $11,710      $(14,460)  $ (6,977)   $(98,819)  $452,882

Net income                                            11,312                                                    11,312      $11,312
Dividends paid at $.11 per
 share                                                (3,711)                                                   (3,711)
Exercised stock options
 (175,467 shares)                      2     1,522                                                               1,524
Unrealized losses on
securities, net of
 income tax of $(2,664)                                         (3,929)                                         (3,929)      (3,929)
                                                                                                                           --------
Comprehensive income                                                                                                       $  7,383
                                                                                                                           ========
Tax benefit on exercised
 options                                       497                                                                 497
Treasury stock purchased
 (2,212,364 shares)                                                                                 (39,855)   (39,855)
Dividend reinvestment plan, net                (98)                                                                (98)
                                    ----  --------  --------   -------      --------   --------   ---------   --------
Balance at March 31, 2003           $406  $317,557  $252,989   $ 7,781      $(14,460)  $ (6,977)  $(138,674)  $418,622
                                    ====  ========  ========   =======      ========   ========   =========   ========

See accompanying notes to consolidated financial statements.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (RESTATED)

                                                                                  For the Three Months Ended
                                                                                          March 31,
                                                                            ---------------------------------------
                                                                                  2003                 2002
                                                                            -----------------   -------------------
                                                                                        (In thousands)
                                                                                         (Unaudited)
Cash flows from operating activities:
   Net income                                                               $    11,312             $  11,512
   Adjustments to reconcile net income to net cash provided by operating activities:
        Provision for loan losses                                                 2,421                 2,085
        Net depreciation, amortization and accretion                              1,864                 1,780
        Loans originated for sale                                              (129,021)             (109,180)
        Proceeds from sales of loans originated for sale                        127,565               112,901
        Origination of loan servicing rights                                       (161)                 (706)
        Net gain on loans and securities                                         (3,755)               (1,270)
        Gain on the sale of foreclosed real estate                                  (96)                 (168)
        Loss from joint ventures                                                  1,007                   160
        Decrease in accrued interest receivable                                     987                 5,227
        Increase in accrued interest payable                                      2,229                 1,831
        Amortization of intangibles                                                 120                   490
        Earned ESOP expense                                                         447                   407
        Earned RRP expense                                                          621                   869
        Loss on the sale of premises and equipment                                    -                    65
        Benefit for deferred income tax                                          (2,731)               (2,266)
        Increase in income taxes payable                                          3,887                 1,236
        Other, net                                                                2,430                 6,924
                                                                            ------------            ----------
            Net cash provided by operating activities                            19,126                31,897
                                                                            ------------            ----------

Cash flows from investing activities:
   Proceeds from maturities, sales, and principal reductions
      of marketable securities                                                  891,145               386,328
   Proceeds from sales of marketable securities                                 124,511               210,591
   Purchase of marketable securities                                         (1,039,847)             (626,182)
   Loan originations less principal payments on loans                           (56,526)               79,901
   Investments in real estate held for investment and other joint
      ventures                                                                   (4,469)                 (477)
   Proceeds on real estate and premises and equipment                               699                   672
   Purchases of premises and equipment, net                                      (1,579)                 (627)
                                                                            ------------            ----------
      Net cash (used in) provided by investing activities                       (86,066)               50,206

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (continued)


                                                                                  For the Three Months Ended
                                                                                          March 31,
                                                                            ---------------------------------------
                                                                                  2003                 2002
                                                                            -----------------   -------------------
                                                                                        (In thousands)
                                                                                         (Unaudited)
Cash flows from financing activities:
   Net (decrease) increase in deposits                                                 (556)                33,638
   Proceeds from other borrowings                                                    265,000               249,000
   Payments and maturities of other borrowings                                     (200,008)             (470,000)
   Net increase in other short term borrowings                                        51,935                87,326
   Net increase in escrow                                                                891                 1,095
   Net proceeds from issuance of Trust Preferred Securities                           14,719                     -
   Dividend reinvestment plan                                                           (98)                  (89)
   Cash dividends                                                                    (3,711)               (3,728)
   Payments to acquire treasury stock                                               (39,855)              (21,328)
   Proceeds from the exercise of stock options                                         1,524                   422
                                                                            -----------------   -------------------
      Net cash provided by (used in) financing activities                             89,841             (123,664)
                                                                            -----------------   -------------------

      Net increase (decrease) in cash and cash equivalents                            22,901              (41,561)

Cash and cash equivalents at beginning of period                                      96,088               116,583

                                                                            -----------------   -------------------
Cash and cash equivalents at end of period                                          $118,989               $75,022
                                                                            =================   ===================


Supplemental disclosures:

Cash paid during the period for:
    Interest on deposits, advances and other borrowings
       (includes interest credited to deposit accounts)                              $33,108               $38,307
    Income taxes                                                                         246                 3,363

Cash received during the period for:
      Income taxes                                                                       253                     -

Non-cash investing activities:
      Transfers from loans to foreclosed real estate                                     493                   691


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

The accounting policies followed in the presentation of interim financial results are consistent with those followed on an annual basis. These policies are presented on pages 51 through 83 of the 2002 Annual Report on Form 10-K/A.

(2) Restatement

The accompanying consolidated statements of income for the three months ended March 31, 2003 and March 31, 2002 and the consolidated statements of financial condition as of March 31, 2003 and December 31, 2002 have been restated to reflect a correction of the accounting for certain benefit plans. Please refer to Notes 1 and 16 in the Notes to Consolidated Financial Statements of the Company's Form 10-K/A for the year ended December 31, 2002 for detailed discussions regarding the restatement adjustments.

The following tables represent the impact of the restatement on balances as reported, adjusted and restated for all periods presented.


Consolidated Statements of Financial Condition



                                                                                            AS OF MARCH 31, 2003
                                                                                   -----------------------------------------
                                                                                   AS REPORTED      ADJUSTED       RESTATED
                                                                                   -----------     -----------    ----------
Deferred tax liability                                                             $    3,420        $(2,468)     $      952

Other liabilities                                                                     125,773          6,327         132,100

     Total liabilities                                                              5,136,428          3,859       5,140,287
Retained earnings                                                                     256,848         (3,859)        252,989

     Total stockholders' equity                                                       422,481         (3,859)        418,622
     Total liabilities and stockholders' equity                                     5,602,738              0       5,602,738

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
          (All dollar amounts presented in the tables are in thousands, except per share data)
                                   (Unaudited)

Consolidated Statements of Financial Condition
                                                                                          AS OF DECEMBER 31, 2002
                                                                                   -----------------------------------------
                                                                                   AS REPORTED     ADJUSTED        RESTATED
                                                                                   -----------    -----------      ---------
Deferred tax liability                                                             $    6,106       $(2,423)      $    3,683

Other liabilities                                                                      49,311         6,212           55,523

     Total liabilities                                                              4,939,240         3,789        4,943,029
Retained earnings                                                                     249,177        (3,789)         245,388

     Total stockholders' equity                                                       456,671        (3,789)         452,882
     Total liabilities and stockholders' equity                                     5,425,013             0        5,425,013

Consolidated Statements of Financial Condition
                                                                                          AS OF DECEMBER 31, 2001
                                                                                   -----------------------------------------
                                                                                   AS REPORTED     ADJUSTED        RESTATED
                                                                                   -----------    -----------      ---------
Deferred tax asset                                                                  $    1,516       $  2,238      $    3,754
     Total assets                                                                    5,373,743          2,238       5,375,981

Other liabilities                                                                       37,801          5,739          43,540
     Total liabilities                                                               4,887,528          5,739       4,893,267
Retained earnings                                                                      215,600         (3,501)        212,099

     Total stockholders' equity                                                        486,215         (3,501)        482,714
     Total liabilities and stockholders' equity                                      5,373,743          2,238       5,375,781


CONSOLIDATED STATEMENTS OF INCOME
                                                                                        THREE MONTHS ENDED MARCH 31, 2003
                                                                                     ----------------------------------------
                                                                                     AS REPORTED     ADJUSTED        RESTATED
                                                                                     -----------    -----------      --------
Salaries and benefits                                                                  $11,317        $ 115          $11,432

Total noninterest expense                                                               21,767          115           21,882
     Income before income taxes                                                         15,713         (115)          15,598

Income tax expense                                                                       4,331          (45)           4,286
     Net income                                                                         11,382          (70)          11,312

     Basic earnings per share                                                             $.35         $.00             $.35
     Diluted earnings per share                                                            .34          .00              .34


CONSOLIDATED STATEMENTS OF INCOME
                                                                                         THREE MONTHS ENDED MARCH 31, 2002
                                                                                     ----------------------------------------
                                                                                     AS REPORTED     ADJUSTED        RESTATED
                                                                                     -----------    -----------      --------
Salaries and benefits                                                                 $11,047           $(24)        $11,023

Total noninterest expense                                                              20,718            (24)         20,694
     Income before income taxes                                                        16,055             24          16,079

Income tax expense                                                                      4,558              9           4,567
     Net income                                                                        11,497             15          11,512

     Basic earnings per share                                                            $.31           $.00            $.31
     Diluted earnings per share                                                           .31            .00             .31

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
          (All dollar amounts presented in the tables are in thousands, except per share data)
                                   (Unaudited)

(3)  Recently Issued Accounting Guidance

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


(4) Stock-Based Compensation

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" (SFAS 148). SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation" (SFAS 123) to provide alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Waypoint Financial has not elected to change to the fair-value method of accounting for stock-based compensation but has complied with the disclosure requirements herein.

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


                                                                                 (RESTATED)
                                                                      For the three       For the three
                                                                       Months ended        Months ended
                                                                      March 31, 2003      March 31, 2002
                                                                      --------------      --------------
    Net Income
        As reported                                                        $11,312             $11,512
        Pro forma                                                          $10,984             $10,923
    Basic earnings per share
        As reported                                                          $0.35               $0.31
        Pro forma                                                            $0.34               $0.30
    Diluted earnings per share
        As reported                                                          $0.34               $0.31
        Pro forma                                                            $0.33               $0.29


(5)  Earnings Per Share

The following table shows the calculation of basic and diluted earnings per share.

                                                                                    (RESTATED)
                                                                                                  Per Share
                                                                       Income         Shares         Amount
                                                                       -------      ----------    ----------
For the three months ended March 31, 2003
   Basic earnings per share                                            $11,312      32,193,000        $0.35
   Dilutive effect of management and director stock options                            920,000        (0.01)
                                                                       -------      ----------        -----
   Diluted earnings per share                                          $11,312      33,113,000        $0.34
                                                                       =======      ==========        =====
For the three months ended March 31, 2002
   Basic earnings per share                                            $11,512      36,897,000        $0.31
   Dilutive effect of management and director stock options                            819,000           --
                                                                       -------      ----------        -----
   Diluted earnings per share                                          $11,512      37,716,000        $0.31
                                                                       =======      ==========        =====


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

(6)    Marketable Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for available-for-sale securities by major security type were as follows:

                                                                As of March 31, 2003
                                           -------------------------------------------------------------
                                                               Gross           Gross
                                                            Unrealized      Unrealized
                                             Amortized        Holding         Holding          Fair
                                               Cost            Gains          Losses           Value
                                           -------------   -------------   -------------   -------------
U.S. Government and agencies                $  294,811        $ 6,460       $     --        $  301,271
Corporate bonds                                 78,088             81         (9,921)           68,248
Municipal securities                            93,281          4,458           (175)           97,564
FHLB stock                                     114,665             --             --           114,665
Equity securities                              137,503          4,534             --           142,037
Asset-backed securities                         58,628          1,108             --            59,736
Mortgage-backed securities:
  Commercial                                    25,029             13             --            25,042
  Agency PC's & CMO's                          982,894          5,969           (956)          987,907
  Private issue CMO's                        1,114,025          4,739         (1,905)        1,116,859
                                            ----------        -------       --------        ----------
    Total mortgage-backed securities         2,121,948         10,721         (2,861)        2,129,808
                                            ----------        -------       --------        ----------
    Total securities available for sale     $2,898,924        $27,362       $(12,957)       $2,913,329
                                            ==========        =======       ========        ==========

                                                                 As of December 31, 2002
                                             -----------------------------------------------------------
                                                               Gross           Gross
                                                             Unrealized      Unrealized
                                             Amortized        Holding         Holding            Fair
                                                Cost           Gains           Losses            Value
                                             ----------      ----------      ----------       ----------
U.S. Government and agencies                 $  337,316        $ 7,469      $    (16)      $  344,769
Corporate bonds                                  78,089             78       (10,951)          67,216
Municipal securities                             94,235          4,475            --           98,710
FHLB stock                                      109,807             --            --          109,807
Equity securities                               125,173          6,260          (507)         130,926
Asset-backed securities                          43,677          1,167            --           44,844
Mortgage-backed securities:
  Commercial                                     23,599            803            --           24,402
  Agency PC's & CMO's                         1,054,131          7,948        (1,229)       1,060,850
  Private issue CMO's                           905,110          5,976          (498)         910,588
                                             ----------        -------      --------       ----------
    Total mortgage-backed securities          1,982,840         14,727        (1,727)       1,995,840
                                             ----------        -------      --------       ----------
    Total securities available for sale      $2,771,137        $34,176      $(13,201)      $2,792,112
                                             ==========        =======      ========       ==========

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
          (All dollar amounts presented in the tables are in thousands, except per share data)
                                   (Unaudited)

(7)  Loans Receivable, Net

The following table presents the composition of loans receivable, net, as of the dates indicated:

                                                             March 31,        December 31,
                                                               2003              2002
                                                            -----------       -----------
Residential mortgage loans (principally conventional):
   Secured by 1-4 family residences                         $  568,914        $  697,505
   Construction (net of undistributed
      Portion of $26,750 and $27,535)                           19,576            23,636
                                                            ----------        ----------
                                                               588,490           721,141
Less:
   Unearned discount                                                81                95
   Net deferred loan origination fees                            3,394             3,616
                                                            ----------        ----------
         Total residential mortgage loans                      585,015           717,430
                                                            ----------        ----------

Commercial loans:
   Commercial real estate                                      600,529           563,138
   Commercial business                                         352,662           332,253
   Construction and site development
      (net of undistributed portion of
      $14,538 and $15,974)                                      24,048            23,724
                                                            ----------        ----------
                                                               977,239           919,115
Less:
   Net deferred loan origination fees                            1,753             1,308
                                                            ----------        ----------
         Total commercial loans                                975,486           917,807
                                                            ----------        ----------

Consumer and other loans:
   Manufactured housing                                        102,627           106,098
   Home equity and second mortgage                             463,920           360,102
   Indirect automobile                                         145,140           138,530
   Other                                                        70,660            74,289
                                                            ----------        ----------
                                                               782,347           679,019
Plus:
   Net deferred loan origination fees                           (1,667)           (2,489)
   Dealer reserve                                               25,195            25,845
                                                            ----------        ----------
      Total consumer and other loans                           805,875           702,375
                                                            ----------        ----------
Less: Allowance for loan losses                                 27,898            27,506
                                                            ----------        ----------
Loans receivable, net                                       $2,338,478        $2,310,106
                                                            ==========        ==========

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


(8)  Deposits

The following table presents the composition of deposits, as of the dates indicated:

                          March 31,      December 31,
                            2003            2002
                         ----------      ----------
Savings                  $  261,686      $  250,780
Time                      1,374,499       1,452,973
Transaction                 469,287         379,211
Money market                347,362         370,426
                         ----------      ----------
     Total deposits      $2,452,834      $2,453,390
                         ==========      ==========


(9)  Other Borrowings

The following table presents the composition of Waypoint Financial's other borrowings as of the dates indicated:

                               March 31,      December 31,
                                 2003           2002
                              ----------      ----------
FHLB advances                 $2,181,658      $2,041,558
Repurchase agreements            344,832         372,897
Other                              5,024              25
                              ----------      ----------
  Total other borrowings      $2,531,514      $2,414,480
                              ==========      ==========

(10)  Other Liabilities

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


(11)  Supplemental Schedule of Noninterest Income and Noninterest Expense

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


                                                                          (RESTATED)
                                        -------------------------------------------------------------------------------
                                                                      Three months ended
                                        -------------------------------------------------------------------------------
                                           March 31,     December 31,    September 30,     June 30,        March 31,
                                             2003            2002            2002            2002            2002
                                        ---------------- --------------  --------------  --------------  --------------
                                                                (Dollar amounts in thousands)
Noninterest Income:
   Banking service and account fees          $ 3,389        $ 3,576        $ 3,403          $ 3,156         $ 2,830
   Financial services fees                     2,045          1,751          1,806            1,649           1,987
   Residential mortgage banking                1,303          1,455            (61)           1,143             702
   Bank-owned life insurance                   1,146          1,183          1,126            1,178           1,203
   Gain on securities and derivatives,
     net                                       1,873            469          4,352            3,952             324
   Other                                        (327)          (722)           699            1,667             168
                                             -------        -------        -------          -------         -------
        Total noninterest income             $ 9,429        $ 7,712        $11,325          $12,745         $ 7,214
                                             =======        =======        =======          =======         =======

Noninterest Expense:
   Salaries and benefits                     $11,432        $11,818        $11,144          $11,320         $11,023
   Equipment expense                           1,771          1,716          1,780            1,789           1,770
   Occupancy expense                           1,922          1,792          1,641            1,574           1,562
   Marketing                                   1,091            969          1,097            1,183             998
   Amortization of intangible assets             120            120            490              490             490
   Outside services                            1,267          1,207          1,203            1,177           1,080
   Communications and supplies                 1,326          1,377          1,185            1,102           1,222
   Other                                       2,953          3,648          3,007            2,973           2,549
                                             -------        -------        -------          -------         -------
        Total noninterest expense            $21,882        $22,647        $21,547          $21,608         $20,694
                                             =======        =======        =======          =======         =======

(12)  Acquisition

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

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying interim consolidated financial statements for Waypoint Financial Corp. and Subsidiaries. This discussion should be read in conjunction with the 2002 Annual Report on Form 10-K/A. Current performance does not guarantee and may not be indicative of similar performance in the future.

Restatement

The consolidated statements of income and related Management's Discussion and Analysis for the periods ended March 31, 2003 and March 31, 2002 and the consolidated statements of financial condition as of March 31, 2003 and December 31, 2002 have been restated to reflect a correction of the accounting for certain benefit plans. The restatement resulted in a reduction of previously reported net income of $70,000 for the quarter ended March 31, 2003. For the quarter ended March 31, 2002, the restatement resulted in an increase of previously reported net income of $15,000. The restatement did not impact diluted earnings per share for the quarters ended March 31, 2003 and March 31, 2002. In addition, as a result of the cumulative effect of the restatement, retained earnings has been reduced by $3,859,000 and $3,789,000 and $3,501,000 as of March 31, 2003, December 31, 2002 and December 31, 2001, respectively. Please refer to Notes 1 and 16 in the Notes to Consolidated Financial Statements of the Company's Form 10-K/A for the year ended December 31, 2002 for detailed discussions regarding the restatement adjustments.


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

                                            As of March 31, 2003                     As of December 31, 2002
                                      ---------------------------------           -----------------------------
            Change in                  Percent change            Net              Percent change        Net
          Interest rates              in net interest         portfolio           in net interest     portfolio
        (In basis points)                income (1)           ratio (2)              income (1)       ratio (2)
        -----------------             ---------------         ---------           ---------------     ---------
                +300                            3.26%             4.78%               6.95%             5.29%
                +200                            2.39              5.57                5.22              5.91
                +100                            1.30              6.10                3.62              6.20
                   0                               -              6.01                   -              6.30
                (100)                          (2.72)             5.28               (3.45)             5.27
                (200)                          (5.55)             3.93               (6.74)             3.72



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

V. Capital Resources

Stockholders' equity at March 31, 2003, totaled $418.6 million compared to $452.9 million at December 31, 2002, a decrease of $34.3 million. Stockholders' equity was increased by net income of $11.3 million and by stock option exercises totaling $1.9 million. Offsetting these increases were cash dividends of $3.7 million, a decrease in Waypoint Financial's unrealized losses on available for sale securities of $3.9 million, net of tax, and treasury stock purchases of $39.9 million.

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


RISK-BASED CAPITAL RATIOS AND LEVERAGE RATIOS

                                                                     (RESTATED)
WAYPOINT BANK                                                   Minimum Requirement      Minimum Requirement to
                                            Actual             for Capital Adequacy      be "Well Capitalized"
                                   ---------------------      ---------------------     -----------------------
As of March 31, 2003                Amount         Ratio       Amount         Ratio      Amount          Ratio
--------------------               --------        -----      --------        -----     -------         -------
                                (in thousands)             (in thousands)            (in thousands)
Total Capital
  (to Risk Weighted Assets)        $432,527         12.5%     $277,073         8.0%     $346,341         10.0%
Tier 1 Capital
  (to Risk Weighted Assets)         402,589         11.6       138,536         4.0       207,805          6.0
Tier 1 Capital
  (to Average Assets)               402,589          7.5       214,527         4.0       268,159          5.0


As of December 31, 2002
-----------------------

Total Capital
   (to Risk Weighted Assets)       $437,843         13.6%     $257,395         8.0%     $321,744         10.0%
Tier 1 Capital
  (to Risk Weighted Assets)         407,730         12.7       128,697         4.0       193,046          6.0
Tier 1 Capital
  (to Average Assets)               407,730          7.8       210,333         4.0       262,916          5.0

     A reconciliation of Waypoint Bank's regulatory capital to capital using accounting principles generally accepted in the United States (GAAP) as of March 31, 2003 follows:

                                                                                                  (RESTATED)
                                                                                                      TIER 1
                                                                                       TANGIBLE       (CORE)      RISK-BASED
                                                                                        CAPITAL       CAPITAL       CAPITAL
                                                                                       --------      --------     ----------
GAAP capital at Waypoint Financial                                                     $418,622      $418,622       $418,622
Capital attributed to affiliates                                                          2,660         2,660          2,660
GAAP capital at Waypoint Bank                                                           421,282       421,282        421,282

Capital adjustments:
     Unrealized gains, net of taxes, on securities available for sale                    (8,505)       (8,505)        (8,505)
     Allowance for loan losses                                                                -             -         27,898
     Certain intangible assets                                                          (10,152)      (10,152)       (10,152)
     Disallowed servicing assets                                                            (36)          (36)           (36)
     Allowable unrealized gains, net of taxes, on equity securities available
        for sale                                                                              -             -          2,040
                                                                                       --------      --------       --------
     Regulatory capital at Waypoint Bank                                               $402,589      $402,589       $432,527
                                                                                       ========      ========       ========

VI. Results of Operations

COMPARISON FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2003 AND MARCH 31, 2002 (RESTATED)

NET INCOME

Net income for the three months ended March 31, 2003 was $11.3 million or $.34 per share as compared to $11.5 million or $.31 per share for the three months ended March 31, 2002. The increase in net income per share of $.03 resulted from treasury stock repurchases during 2002 and the first quarter of 2003, which substantially reduced the amount of equivalent shares outstanding. The calculation of earnings per share is presented in Note 5 of the accompanying Notes to Consolidated Financial Statements. The following paragraphs include a discussion of the components of net income.


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

TABLE 1  AVERAGE BALANCE SHEETS, RATES AND INTEREST INCOME AND EXPENSE SUMMARY

                                                                                      (RESTATED)

                                                                           For the three months ended,
                                                       ---------------------------------------------------------------------
                                                                  March 31, 2003                    March 31, 2002
                                              Rate     ----------------------------------  ---------------------------------
                                              as of                               Average                           Average
                                            March 31,     Average      Interest   Yield/     Average     Interest    Yield/
                                              2003       Balance        (2)       Cost      Balance          (2)     Cost
                                           ----------- ------------  -----------  -------  ----------   ----------  --------
                                                                      (All dollar amounts are in thousands)
Assets:
Interest-earning assets:
  Loans, net (1) (5)                            6.25%    $2,361,672     $37,394     6.39%  $2,484,813      $43,389    6.98%
  Marketable securities - taxable                4.20     2,625,689      27,082      4.33   2,402,896       27,024     4.50
  Marketable securities - tax-free               7.34        93,157       1,800      7.73      94,387        1,960     8.31
  Other interest-earning assets                  1.19        64,155         163      1.19      56,002          261     1.86
                                           ----------    ----------     -------     -----  ----------      -------    -----
Total interest-earning assets                    5.23     5,144,673      66,439      5.24   5,038,098       72,634     5.77
                                           ----------                   -------     -----                  -------    -----
Noninterest-earning assets                                  207,778                           208,754
                                                         ----------                        ----------
Total assets                                             $5,352,451                        $5,246,852
                                                         ==========                        ==========
Liabilities and stockholders' equity:
Interest-bearing liabilities:
  Savings deposits                               0.50      $257,399         314      0.45    $224,220          696     1.24
  Time deposits                                  3.59     1,398,769      13,020      3.78   1,502,267       16,217     4.32
  Transaction and money market deposits          0.64       766,422       1,141      0.60     811,871        2,047     1.01
  Escrow                                         0.87         3,866           9      0.89       5,811            8     0.55
  Borrowed funds                                 3.64     2,437,649      20,853      3.41   2,179,470       21,171     3.89
                                           ----------     ---------     -------     -----  ----------      -------    -----
Total interest-bearing liabilities               2.97     4,864,105      35,337      2.92   4,723,639       40,139     3.40
                                           ----------                   -------     -----                  -------    -----
Noninterest-bearing liabilities                              41,682                            43,642
                                                         ----------                        ----------
Total liabilities                                         4,905,787                         4,767,281
Stockholders' equity                                        446,665                           479,571
                                                         ----------                        ----------
Total liabilities and
  stockholders' equity                                   $5,352,451                        $5,246,852
                                                         ==========                        ==========

Net interest income, tax-equivalent                                      31,102                             32,495
Interest rate spread, tax-equivalent (3)        2.26%                                2.32%                             2.37%
                                           ==========                               =====                             =====
Net interest-earning assets                              $  280,568                        $  314,459
                                                         ==========                        ==========
Net interest margin, tax-equivalent (4)                                              2.47%                             2.58%
                                                                                    =====                             =====
Ratio of interest-earning assets
  to interest-bearing liabilities                              1.06 x                            1.07 x
                                                         ==========                       ===========

Adjustment to reconcile tax-equivalent
   net interest income to net interest
   income                                                                  (630)                              (851)
                                                                        -------                            -------
Net interest income before
   provision for loan losses                                            $30,472                            $31,644
                                                                        =======                            =======

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

TABLE 2  RATE/VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                                              Three Months Ended March 31, 2003
                                                                         Compared to
                                                              Three Months Ended March 31, 2002
                                                                     Increase (Decrease)
                                                        -----------------------------------------------
                                                           Volume            Rate             Net
                                                        --------------  ---------------  --------------
                                                                (Dollar amounts in thousands)
Interest-earning assets:
  Loans, net                                                  $(2,082)         $(3,913)        $(5,995)
  Marketable securities - taxable                               2,387           (2,329)             58
  Marketable securities - tax-free                                (25)            (135)           (160)
  Other interest-earning assets                                    33             (131)            (98)
                                                        -------------   --------------   -------------
  Total interest-earning assets                                   313           (6,508)         (6,195)
                                                        -------------   --------------   -------------

Interest-bearing liabilities:
  Savings deposits                                                 90             (472)           (382)
  Time deposits                                                (1,060)          (2,137)         (3,197)
  Transaction and money market deposits                          (110)            (796)           (906)
  Escrow                                                           (3)               4               1
  Borrowed funds                                                2,379           (2,696)           (317)
                                                        -------------   --------------   -------------
  Total interest-bearing liabilities                            1,296           (6,097)         (4,801)
                                                        -------------   --------------   -------------
Change in net interest income                                 $  (983)         $  (411)        $(1,394)
                                                        =============   ==============   =============


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

NONINTEREST INCOME

As discussed in Note 11 of the accompanying Notes to Consolidated Financial Statements, Waypoint Financial revised certain categories of noninterest income as they appear on the Consolidated Statements of Income. The table below presents a comparison of noninterest income for the three month periods ended March 31, 2003 and 2002.

TABLE 3  CHANGES IN NONINTEREST INCOME

                                                                       Three months ended March 31
                                                          -------------------------------------------------------
                                                             2003            2002         Change          %
                                                          -----------     ------------  ------------  -----------
                                                                      (Dollar amounts in thousands)

     Banking services and account fees                        $3,389           $2,830        $  559          19.8%
     Financial services fees                                   2,045            1,987            58           2.9
     Residential mortgage banking                              1,303              702           601          85.6
     Bank-owned life insurance                                 1,146            1,203           (57)         (4.7)
     Gain on securities and derivatives, net                   1,873              324         1,549         478.1
     Other                                                      (327)             168          (495)       (294.6)
                                                          ----------      -----------   -----------   -----------
     Total                                                    $9,429           $7,214        $2,215          30.7%
                                                          ==========      ===========   ===========   ===========

Noninterest income was $9.4 million for the quarter ended March 31, 2003, up $2.2 million or 30.6% from $7.2 million for the quarter ended March 31, 2002. Notable changes in the quarter ended March 31, 2003 versus the quarter ended March 31, 2002 included:

     o Banking service and account fees totaled $3.4 million, up $.6 million on increased monthly service charges, commercial deposit fees and increased overdraft and NSF fees.

     o Financial services fees totaled $2.0 million, up $.1 million. Within this category, insurance fees were $1.2 million, up $.3 million on increased title insurance and property and casualty insurance sales. Trust fee income also increased $.1 million. These increases were partially offset by a decrease of $.3 million in retail brokerage fees on decreased sales of alternative investment products.

     o Residential mortgage banking income totaled $1.3 million, up $.6 million. Within this category, net gains on the sale of loans totaled $1.9 million, up $.9 million on historically-high refinancing activity during the current quarter. Increases in loan selling gains were partially offset by a $.3 million increase in net loss on loan servicing. The rapid refinancing of mortgage loans serviced for others resulted in decreased servicing revenue and increased expense from the amortization of capitalized loan servicing rights. Waypoint also recorded negative adjustments of $.2 million in the current quarter due to a decline in the fair value of mortgage loan servicing rights.

     o Gains on securities and derivatives were $1.9 million in the current quarter, up $1.5 million. During the comparable prior quarter, Waypoint Financial recognized a $1.8 million loss on the fair value of an interest rate swap that did not qualify for hedge accounting treatment.

     o Other noninterest income totaled a net loss of $.3 million, down $.5 million. Losses from low income housing partnerships increased $.9 million, although these partnership losses were substantially offset by tax credits and deductions totaling $.7 million that were applied to reduce corporate income tax expense during the quarter.

NONINTEREST EXPENSE

As discussed in Note 11 of the accompanying Notes to Consolidated Financial Statements, Waypoint Financial revised certain categories of noninterest expense as they appear on the Consolidated Statements of Income. The following table presents a comparison of noninterest expense for the three month periods ended March 31, 2003 and 2002.

TABLE 4  CHANGES IN NONINTEREST EXPENSE

                                                                               (RESTATED)
                                                          -----------------------------------------------------
                                                                      Three months ended March 31
                                                          -----------------------------------------------------
                                                             2003          2002         Change          %
                                                          -----------   -----------   -----------   -----------
                                                                     (Dollar amounts in thousands)
     Salaries and benefits                                   $11,432       $11,023        $  409           3.7%
     Equipment expense                                         1,771         1,770             1           0.1
     Occupancy expense                                         1,922         1,562           360          23.0
     Marketing                                                 1,091           998            93           9.3
     Amortization of intangible assets                           120           490          (370)        (75.5)
     Outside services                                          1,267         1,080           187          17.3
     Communications and supplies                               1,326         1,222           104           8.5
     Other                                                     2,953         2,549           404          15.8
                                                          ----------    ----------    ----------    ----------
     Total                                                   $21,882       $20,694        $1,188           5.7%
                                                          ==========    ==========    ==========    ==========


Noninterest expense was $21.9 million for the quarter ended March 31, 2003, up $1.2 million or 5.8% from $20.7 million for the quarter ended March 31, 2002. Notable changes in the quarter ended March 31, 2003 relative to the quarter ended March 31, 2002 included:

     o Salaries and benefits expense totaled $11.4 million, up $.4 million. Increases for annual merit raises, staffing increases in the banking group and increased benefits expense for health insurance and employer matching contributions for Waypoint's defined contribution retirement plan ("401K plan") were partially offset by increased cost deferrals on higher consumer loan origination volume.

     o Occupancy expense increased $.4 million on increase utilities, repairs and maintenance expenses associated with the recent harsh winter conditions.

     o Amortization of other intangible assets was down $.3 million as identified intangible assets associated with certain Maryland branches became fully amortized in September, 2002.

     o Other noninterest expense totaled $3.0 million, up $.4 million from the comparable prior quarter. Loan expenses were up $.2 million on increased portfolio and origination volume and charitable contributions were also up $.2 million. Waypoint received educational tax credits in the current quarter to offset most of the increase in contributions expense.

PROVISION FOR INCOME TAXES

Income tax expense for the current quarter totaled $4.3 million, or an effective tax rate of 27.5% on income before taxes of $15.6 million. This compares to income taxes of $4.6 million and an effective tax rate of 28.4% for the comparable prior quarter. The improvement in the effective tax rate resulted primarily from increased tax credits recognized on low income housing partnership investments and educational contributions.


VII. Financial Condition

MARKETABLE SECURITIES

Marketable securities, excluding the Federal Home Loan Bank cash account, totaled $2.913 billion at March 31, 2003 and $2.792 billion at December 31, 2002. This increase of $121.2 million during the three months ended March 31, 2003 included advance purchases of securities totaling $100.9 million that were made to partly offset anticipated prepayments on mortgage backed securities and a related tightening of supply for acceptable investment instruments. Note (6) of the Notes to Consolidated Financial Statements presents the composition of the marketable securities portfolio as of March 31, 2003 and December 31, 2002.

LOANS RECEIVABLE, NET

Waypoint Financial continued to increase the weighting of commercial and consumer loans in the loan portfolio during the quarter ended March 31, 2003. Commercial loans increased $58.1 million or 6.3% and consumer and other loans increased $103.3 million or 15.2%. Waypoint Financial attributes the substantial growth in the consumer loan portfolio primarily to a special program for home equity loans that was implemented to mitigate the effects of rapid mortgage prepayments. Residential mortgage loans decreased $132.6 million or 18.4% as Waypoint Financial continued to sell substantially all residential mortgage originations and prepayments continued at a historically high level on mortgage loans held in portfolio. The composition of loans receivable, net is included in Note (7) of the accompanying Notes to Consolidated Financial Statements.

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

NON-PERFORMING ASSETS

The following table sets forth information regarding non-accrual loans, loans delinquent 90 days or more and still accruing, and other non-performing assets as of the dates indicated:

                                                               As of                     As of
                                                          March 31, 2003           December 31, 2002
                                                        --------------------      ---------------------
                                                                    (Amounts in thousands)
Non-accrual residential mortgage loans                       $   736                    $   792
Non-accrual commercial loans                                   8,078                      9,331
Non-accrual other loans                                          117                        126
                                                             -------                    -------
     Total non-accrual loans                                   8,931                     10,249
Loans 90 days or more delinquent and still accruing            8,891                      9,743
                                                             -------                    -------
     Total non-performing loans                               17,822                     19,992
Total foreclosed other assets                                    442                        505
Total foreclosed real estate                                     512                        492
                                                             -------                    -------
     Total non-performing assets                             $18,776                    $20,989
                                                             =======                    =======

     Total non-performing loans to total loans                  0.79%                      0.86%
                                                             =======                    =======

     Allowance for loan losses to non-performing loans        156.54%                    137.59%
                                                             =======                    =======

     Total non-performing assets to total assets                0.34%                      0.39%
                                                             =======                    =======

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
                                         ========                 ========                 ========


ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

The following table sets forth the composition of the allowance for loan losses as of the dates indicated:

                                               As of March 31, 2003                As of December 31, 2002
                                        ---------------------------------    ---------------------------------
                                                            (Dollar amounts in thousands)
                                                            % of Total                           % of Total
                                            Amount           Reserves            Amount           Reserves
                                        --------------    --------------      -------------    ---------------
Residential mortgage loans                     $   997              3.57%           $ 1,201               4.37%
Commercial loans                                18,667             66.91             19,235              69.93
Consumer and other loans                         5,303             19.01              4,424              16.08
General                                          2,931             10.51              2,646               9.62
                                        --------------    --------------      -------------    ---------------
     Total                                     $27,898            100.00%           $27,506             100.00%
                                        ==============    ==============      =============    ===============

DEPOSITS

Waypoint Financial's deposit portfolio remained at approximately $2.453 billion as of March 31, 2003. Within the deposit portfolio, Waypoint Financial experienced substantial growth in its lower-cost savings and transaction deposits, which increase a combined $101.0 million or 16.0%. Time deposits and money market accounts decreased a combined $101.5 million or 5.6% as Waypoint Financial continued to manage its cost of funds by allowing these higher cost retail deposits to run off. The composition of the deposit portfolio is included in Note (8) of the accompanying Notes to Consolidated Financial Statements.

OTHER BORROWINGS

Other borrowings increased to $2.532 billion as of March 31, 2003, up $117.0 million from $2.414 billion as of December 31, 2002. This increase came primarily in FHLB advances, which increased $140.1 million to $2.182 billion as of March 31, 2003. Note (9) of the accompanying Notes to Consolidated Financial Statements presents the composition of borrowings as of March 31, 2003 and December 31, 2002.



Item 3   Quantitative and Qualitative Disclosures about Market Risk

Reference Item 2, Section III.



Item 4   Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

     Waypoint Financial's Chief Executive Officer and Chief Financial Officer have concluded that Waypoint Financial's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended), based on their evaluation of these controls and procedures as of a date within (90) days prior to the filing date of this Form 10-Q/A, are effective.

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

                            WAYPOINT FINANCIAL CORP.
                                  (Registrant)


                           By     /s/ David E. Zuern
                               ---------------------
                                 David E. Zuern
                                 President and
                            Chief Executive Officer


                           By      /s/ James H. Moss
                               ---------------------
                                 James H. Moss,
                        Senior Executive Vice President
                          and Chief Financial Officer


Dated:  November 14, 2003