Form 10-Q/A
period 2003-06-30
WAYPOINT FINANCIAL CORP
filed 2003-11-14
CIK 1034650

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
(Mark One)                      (Amendment No. 1)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       or

[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

For the transition period from _____________________ to_________________________

Commission File Number:  0-22399

                            WAYPOINT FINANCIAL CORP.
                            ------------------------
             (Exact name of registrant as specified in its charter)

         PENNSYLVANIA                                      25-1872581
         ------------                                      ----------
(State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                        Identification No.)

235 North Second Street, P.O. Box 1711,
      Harrisburg, Pennsylvania                                17105
---------------------------------------                       -----
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

     Indicate the number of shares outstanding of each of the Bank's classes of common stock, as of the latest practicable date. 32,110,290 of stock, par value of $.01 per share, outstanding at June 30, 2003.

Purpose of Amendment No 1.

As discussed in Note 2, Waypoint Financial restated its consolidated statements of income for the three and six month periods ended June 30, 2003 and 2002 and consolidated statements of financial condition as of June 30, 2003, December 31, 2002, and December 31, 2001 to reflect a correction of the accounting for certain benefit plans. These plans include primarily indexed retirement benefit plans for several current and former officers and directors. These plans were implemented in conjunction with bank-owned life insurance programs sold and administered by an outside party. Prior to the restatement, Waypoint Financial accounted for these plans under a matching methodology thereby accruing the expense related to the benefit plans in the same period as the revenue associated with the related life insurance assets in the bank-owned life insurance programs. During July 2003, the Office of the Comptroller of the Currency released a bank accounting advisory that included guidance related to the accounting for indexed retirement benefit plans. Management initiated an internal review of its indexed retirement benefit plans and determined that the matching methodology for these plans was not in accordance with accounting principles generally accepted in the United States of America. Management concluded that these plans should be accounted for under Accounting Principles Board Opinion 12, as amended by SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS 106 requires that the net present value of the benefit payments be accrued over the service period of the individual and be fully accrued at full eligibility date. The restated amounts accrued under these plans were approximately $8.3 million at June 30, 2003, $7.9 million at December 31, 2002, and $7.0 million at December 31, 2001. These restated amounts are reflected in other liabilities in the accompanying consolidated statements of financial condition. Waypoint Financial recognized associated salaries and benefits expense restated for these plans totaling $354,206 and $297,306 during the three month periods ended June 30, 2003 and 2002, respectively and $708,412 and $594,612 for the six month periods ended June 30, 2003 and 2002, respectively. These restated amounts are included in salaries and benefits expense in the accompanying consolidated statements of income.

The consolidated statements of income and related Management's Discussion and Analysis for the three and six month periods ended June 30, 2003 and June 30, 2002 and the consolidated statements of financial condition as of June 30, 2003 and December 31, 2002 have been restated to reflect a correction of the accounting for certain benefit plans. The restatement resulted in a reduction of previously reported net income of approximately $125,000 and $196,000 for the three and six month periods ended June 30, 2003, respectively. For the three and six month periods ended June 30, 2002, the restatement resulted in a reduction of previously reported net income of $196,000 and $180,000, respectively. Diluted earnings per share declined .01 for the six months ended June 30, 2002. The restatement did not impact diluted earnings per share for the three and six months ended June 30, 2003 and the three months ended June 30, 2002. In addition, as a result of the cumulative effect of the restatement, retained earnings has been reduced by $3,985,000, $3,789,000, and $3,501,000 as of June 30, 2003, December 31, 2002, and December 31, 2001, respectively. Please refer to Notes 1 and 16 in the Notes to Consolidated Financial Statements of the Company's amended Form 10-K/A for the year ended December 31, 2002 for detailed discussions regarding the restatement adjustments.

This amendment does not reflect the effect of any events subsequent to the original filing of the Form 10-Q for the quarter ended June 30, 2003, except for the aforementioned restatement as described above. The restatement adjustments are presented in Note 2 in the Notes to Consolidated Financial Statements in this Form 10-Q/A.

                                    CONTENTS

Part I. Financial Information
   Item 1.       Financial Statements (Unaudited and Restated)
     Consolidated Statements of Financial Condition......................      5
     Consolidated Statements of Income...................................      6
     Consolidated Statements of Shareholders' Equity.....................      7
     Consolidated Statements of Cash Flows...............................    8-9
     Notes to Consolidated Financial Statements..........................  10-19

   Item 2.       Management's Discussion and Analysis of Financial
                 Condition and Results of Operations (Restated)
     I.       Forward-Looking Statements.................................     20
     II.      Critical Accounting Policies...............................  20-21
     III.     Market Risk and Interest Rate Sensitivity Management.......  21-22
     IV.      Liquidity..................................................     22
     V.       Capital Resources..........................................     23
     VI.      Results of Operations
                 Comparison for the Three-Month Periods Ended June 30,
                 2003 and June 30, 2002
                   Net Income............................................     24
                   Net Interest Income...................................  24-27
                   Noninterest Income....................................     28
                   Noninterest Expense...................................     29
                   Provision for Income Taxes............................     29
                 Comparison for the Six-Month Periods Ended June 30,
                 2003 and June 30, 2002
                   Net Income............................................     30
                   Net Interest Income...................................     30
                   Noninterest Income....................................     30
                   Noninterest Expense...................................     31
                   Provision for Income Taxes............................     31
     VII.     Financial Condition
                   Marketable Securities.................................     31
                   Loans Receivable, Net.................................     31
                   Loan Commitments......................................     31
                   Loan Quality..........................................     32
                   Non-Performing Assets.................................     32
                   Allowance for Loan Losses.............................     33
                   Allocation of the Allowance for Loan Losses...........     33
                   Deposits..............................................     33
                   Other Borrowings......................................     34

   Item 3.       Quantitative and Qualitative Disclosures about Market
                 Risk....................................................     34

   Item 4.       Controls and Procedures.................................     34

Part II. Other Information...............................................  35-36
   Item 1.       Legal Proceedings
   Item 2.       Changes in Securities and Use of Proceeds
   Item 3.       Defaults Upon Senior Securities
   Item 4.       Submission of Matters to a Vote of Security Holders
   Item 5.       Other Information
   Item 6.       Exhibits and Reports on Form 8-K

Signatures...............................................................     37

Exhibits - Certifications................................................  38-41

Part I.  Financial Information.


Part 1, Item 1    Financial Statements.


               (Balance of this page is intentionally left blank)

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                                   (RESTATED)

                                                                             June 30,        December 31,
                                                                               2003              2002
                                                                         ---------------     ------------
                                                                        (In thousands, except share data)
                                                                                 (Unaudited)
Assets
Cash and cash equivalents                                                   $  118,638        $   96,088
Marketable securities available-for-sale                                     2,878,814         2,792,112
Loans receivable, net                                                        2,379,562         2,310,106
Loans held for sale, net                                                        38,333            30,328
Loan servicing rights                                                            2,188             3,167
Investment in real estate and other joint ventures                              18,455            14,811
Premises and equipment, net of accumulated
   depreciation of $42,526 and $41,062                                          48,249            48,826
Accrued interest receivable                                                     25,037            26,585
Goodwill                                                                        14,785            10,302
Other intangible assets                                                          2,998             1,676
Other assets                                                                   112,304            91,012
                                                                            ----------        ----------
   Total assets                                                             $5,639,363        $5,425,013
                                                                            ==========        ==========

Liabilities and Stockholders' Equity
Deposits                                                                    $2,581,661        $2,453,390
Other borrowings                                                             2,459,577         2,414,480
Escrow                                                                           4,968             3,348
Accrued interest payable                                                        10,255            10,295
Postretirement benefit obligation                                                2,307             2,310
Deferred tax liability                                                              29             3,683
Income taxes payable                                                             2,680                 -
Other liabilities                                                              115,486            55,523
                                                                            ----------        ----------
   Total liabilities                                                         5,176,963         4,943,029
                                                                            ----------        ----------

Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding junior subordinated debentures of
   Waypoint ("Trust Preferred Securities")                                      43,839            29,102

Preferred stock, 10,000,000 shares authorized but unissued

Common stock, $.01 par value, authorized 100,000,000 shares,
   40,687,433 shares issued and 32,110,290 outstanding
   at June 30, 2003, 40,502,372 shares issued
   and 34,702,206 shares outstanding at December 31, 2002                          407               404
Paid in capital                                                                318,921           315,636
Retained earnings                                                              261,163           245,388
Accumulated other comprehensive income                                           8,330            11,710
Employee stock ownership plan                                                  (14,460)          (14,460)
Recognition and retention plans                                                 (6,723)           (6,977)
Treasury stock, 8,577,143 shares at June 30, 2003
   and 5,800,166 shares at December 31, 2002                                  (149,077)          (98,819)
                                                                            ----------        ----------
    Total stockholders' equity                                                 418,561           452,882
                                                                            ----------        ----------
    Total liabilities and stockholders' equity                              $5,639,363        $5,425,013
                                                                            ==========        ==========


See accompanying notes to consolidated financial statements.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                        Consolidated Statements of Income
                                   (RESTATED)

                                                            Three Months Ended June 30,        Six Months Ended June 30,
                                                            ---------------------------        -------------------------
                                                                2003             2002             2003             2002
                                                             -------          -------         --------         --------
                                                                      (In thousands, except share data)
                                                                                 (Unaudited)
Interest Income:
  Loans                                                      $37,198          $41,767         $ 74,592         $ 84,991
  Marketable securities and interest-earning cash             27,352           28,087           55,767           56,646
                                                             -------          -------         --------         --------
       Total interest income                                  64,550           69,854          130,359          141,637
                                                             -------          -------         --------         --------
Interest Expense:
  Deposits and escrow                                         13,465           18,260           27,949           37,228
  Borrowed funds                                              20,669           21,531           41,522           42,702
                                                             -------          -------         --------         --------
       Total interest expense                                 34,134           39,791           69,471           79,930
                                                             -------          -------         --------         --------
       Net interest income                                    30,416           30,063           60,888           61,707
Provision for loan losses                                      2,064            3,585            4,485            5,670
                                                             -------          -------         --------         --------
       Net interest income after provision for
         loan losses                                          28,352           26,478           56,403           56,037
                                                             -------          -------         --------         --------
Noninterest Income:
  Banking service and account fees                             3,924            3,156            7,313            5,986
  Financial services fees                                      2,348            1,649            4,393            3,636
  Residential mortgage banking                                 1,297            1,143            2,600            1,845
  Bank-owned life insurance                                    1,142            1,178            2,288            2,381
  Gain on securities and derivatives, net                      3,717            3,952            5,590            4,276
  Other                                                       (1,601)           1,667          (1,928)            1,835
                                                             -------          -------         --------         --------
      Total noninterest income                                10,827           12,745           20,256           19,959
                                                             -------          -------         --------         --------
Noninterest Expense:
  Salaries and benefits                                       11,803           11,320           23,235           22,344
  Equipment expense                                            1,849            1,789            3,620            3,559
  Occupancy expense                                            1,829            1,574            3,751            3,136
  Marketing                                                    1,215            1,183            2,306            2,181
  Amortization of intangible assets                              192              490              312              980
  Outside services                                             1,312            1,177            2,579            2,257
  Communications and supplies                                  1,296            1,102            2,622            2,324
  Other                                                        3,276            2,973            6,229            5,522
                                                             -------          -------         --------         --------
     Total noninterest expense                                22,772           21,608           44,654           42,303
                                                             -------          -------         --------         --------
  Income before income taxes                                  16,407           17,615           32,005           33,694
  Income tax expense                                           4,987            5,046            9,274            9,613
                                                             -------          -------         --------         --------
      Net Income                                             $11,420          $12,569         $ 22,731         $ 24,081
                                                             =======          =======         ========         ========

  Basic earnings per share                                   $  0.37          $  0.35         $   0.72         $   0.66
                                                             =======          =======         ========         ========
  Diluted earnings per share                                 $  0.36          $  0.34         $   0.70         $   0.64
                                                             =======          =======         ========         ========



See accompanying notes to consolidated financial statements.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
                                   (RESTATED)

                                                                                     RECOGNITION
                                                              ACCUMULATED  EMPLOYEE     AND
                                                             COMPREHENSIVE   STOCK    RETENTION                        COMPREHENSIVE
                                  COMMON   PAID IN  RETAINED    INCOME     OWNERSHIP   PLAN      TREASURY                  INCOME
                                  STOCK    CAPITAL  EARNINGS    (LOSS)       PLAN      (RRP)      STOCK        TOTAL       (LOSS)
                                  ------  --------  -------- ------------- ---------  ---------- ---------    -------- -------------
                                                          (IN THOUSANDS, EXCEPT SHARE DATA)
                                                                     (UNAUDITED)

Balance at December 31, 2001       $402   $312,009   212,099     $ (280)   $(15,640)  $ (9,954)  $ (15,922)   $482,714

Net income                                            24,081                                                    24,081       24,081
Dividends paid at $.20 per share                      (7,506)                                                   (7,506)
Exercised stock options
  (140,899 shares)                    2        944                                                                 946
Unrealized gains on securities,
  net of income tax of $4,425                                     8,218                                          8,218        8,218
                                                                                                                            -------
Comprehensive income                                                                                                        $32,299
                                                                                                                            =======
Earned portion of RRP                                                                     (135)                   (135)
Treasury stock purchased
  (1,942,833 shares)                                                                               (31,791)    (31,791)
Dividend reinvestment plan, net               (173)                                                               (173)
                                   ----   --------  --------     ------    --------   --------   ---------    --------
Balance at June 30, 2002           $404   $312,780  $228,674     $7,938    $(15,640)  $(10,089)  $ (47,713)   $476,354
                                   ====   ========  ========     ======    ========   ========   =========    ========

Balance at December 31, 2002       $404   $315,636  $245,388    $11,710    $(14,460)  $ (6,977)  $ (98,819)   $452,882

Net income                                            22,731                                                    22,731       22,731
Dividends paid at $.22 per share                      (6,956)                                                   (6,956)
Exercised stock options
  (185,061 shares)                    3      2,795                                                               2,798
Unrealized losses on securities,
  net of income tax of $(2,567)                                  (3,380)                                        (3,380)      (3,380)
                                                                                                                            -------
Comprehensive income                                                                                                        $19,351
                                                                                                                            =======
Earned portion of RRP                                                                      254                     254
Tax benefit on exercised options               675                                                                 675
Treasury stock purchased
  (2,776,977 shares)                                                                               (50,258)    (50,258)
Dividend reinvestment plan, net               (185)                                                               (185)
                                   ----   --------  --------     ------    --------   --------   ---------    --------
Balance at June 30, 2003           $407   $318,921  $261,163     $8,330    $(14,460)  $ (6,723)  $(149,077)   $418,561
                                   ====   ========  ========     ======    ========   ========   =========    ========



See accompanying notes to consolidated financial statements.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (RESTATED)

                                                                                 For the Six Months Ended June 30,
                                                                                 ---------------------------------
                                                                                    2003                   2002
                                                                                 -----------           -----------
                                                                                          (In thousands)
                                                                                            (Unaudited)
Cash flows from operating activities:
   Net income                                                                    $    22,731           $    24,081
   Adjustments to reconcile net income to net cash provided by operating activities:
        Provision for loan losses                                                      4,485                 5,670
        Net depreciation, amortization and accretion                                   3,982                 3,102
        Loans originated for sale                                                   (250,299)             (167,452)
        Proceeds from sales of loans originated for sale                             245,708               195,990
        Origination of loan servicing rights                                            (525)                 (853)
        Net gain on loans and securities                                             (10,101)               (5,923)
        Gain on the sale of foreclosed real estate                                      (146)                 (394)
        Loss (gain) from joint ventures                                                2,747                (1,137)
        Decrease in accrued interest receivable                                        1,548                 1,779
        Decrease in accrued interest payable                                             (40)                 (452)
        Amortization of intangibles                                                      312                   980
        Earned ESOP expense                                                            1,111                   884
        Earned RRP expense                                                             1,242                 1,744
        Loss on the sale of premises and equipment                                         -                    72
        Provision for deferred income tax                                             (3,654)                5,101
        Increase in income taxes payable                                               2,752                 1,357
        Other, net                                                                     2,387                 6,026
                                                                                 -----------           -----------
            Net cash provided by operating activities                                 24,240                70,575
                                                                                 -----------           -----------

Cash flows from investing activities:
   Proceeds from maturities and principal reductions
      of marketable securities                                                     1,747,085               600,278
   Proceeds from sales of marketable securities available for sale                   323,073               473,791
   Purchase of marketable securities                                              (2,070,689)           (1,118,016)
   Loan (originations) net of principal payments on loans                           (102,058)               91,585
   Investments in real estate held for investment and other joint                     (6,255)               (1,418)
ventures
   Proceeds on real estate and premises and equipment                                  1,054                 1,971
   Purchases of premises and equipment, net                                           (2,494)               (3,058)
   Acquisition of business                                                            (6,000)                    -
                                                                                 -----------           -----------
      Net cash (used in) provided by investing activities                           (116,284)               45,133


                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (continued)






                                                                                 For the Six Months Ended June 30,
                                                                                 ---------------------------------
                                                                                    2003                   2002
                                                                                 -----------           -----------
                                                                                          (In thousands)
                                                                                            (Unaudited)
Cash flows from financing activities:
   Proceeds from deposits                                                            117,781                 5,507
   Proceeds from other borrowings                                                    340,000               399,000
   Payments and maturities of other borrowings                                      (353,392)             (730,000)
   Net increase in other short term borrowings                                        48,467               210,789
   Net increase in escrow                                                              1,620                 1,717
   Net proceeds from issuance of Trust Preferred Securities                           14,719                     -
   Dividend reinvestment plan                                                           (185)                 (173)
   Cash dividends                                                                     (6,956)               (7,506)
   Payments to acquire treasury stock                                                (50,258)              (31,791)
   Proceeds from the exercise of stock options                                         2,798                   946
                                                                                    --------              --------
      Net cash provided by (used in) financing activities                            114,594              (151,511)
                                                                                    --------              --------

      Net increase (decrease) in cash and cash equivalents                            22,550               (35,803)

Cash and cash equivalents at beginning of period                                      96,088               116,583
                                                                                    --------              --------
Cash and cash equivalents at end of period                                          $118,638              $ 80,780
                                                                                    ========              ========
Supplemental disclosures:

Cash paid during the period for:
    Interest on deposits, advances and other borrowings
       (includes interest credited to deposit accounts)                             $ 69,511              $ 80,382
    Income taxes                                                                       7,246                 8,365

Cash received during the period for:
      Income taxes                                                                  $    255              $      -

Non-cash investing activities:
      Transfers from loans to foreclosed real estate                                $    826              $  1,039



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

(2)  Restatement

The accompanying consolidated statements of income for the three month and six months ended June 30, 2003 and June 30, 2002 and the consolidated statements of financial condition as of June 30, 2003 and December 31, 2002 have been restated to reflect a correction of the accounting for certain benefit plans. Please refer to Notes 1 and 16 in the Notes to Consolidated Financial Statements of the Company's Form 10-K/A for the year ended December 31, 2002 and its Form 10-Q/A for the quarter ended March 31, 2003 for detailed discussions regarding the restatement adjustments.

The following tables represent the impact of the restatement on balances as reported, adjusted and restated for all periods presented.


Consolidated Statements of Financial Condition
                                                                     AS OF JUNE 30, 2003
                                                          ----------------------------------------
                                                          AS REPORTED      ADJUSTED      RESTATED
                                                          -----------    -----------    ----------
Deferred tax liability                                    $    2,577       $(2,548)     $       29

Other liabilities                                            108,953         6,533         115,486

     Total liabilities                                     5,172,978         3,985       5,176,963
Retained earnings                                            265,148        (3,985)        261,163
     Total stockholders' equity                              422,546        (3,985)        418,561
     Total liabilities and stockholders' equity            5,639,363             0       5,639,363


                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
          (All dollar amounts presented in the tables are in thousands, except per share data)
                                   (Unaudited)

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                                   AS OF DECEMBER 31, 2002
                                                          ----------------------------------------
                                                          AS REPORTED      ADJUSTED      RESTATED
                                                          -----------    -----------    ----------
Deferred tax liability                                    $    6,106       $(2,423)     $    3,683

Other liabilities                                             49,311         6,212          55,523

     Total liabilities                                     4,939,240         3,789       4,943,029
Retained earnings                                            249,177        (3,789)        245,388

     Total stockholders' equity                              456,671        (3,789)        452,882
     Total liabilities and stockholders' equity            5,425,013             0       5,425,013


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                                   AS OF DECEMBER 31, 2001
                                                          ----------------------------------------
                                                          AS REPORTED      ADJUSTED      RESTATED
                                                          -----------    -----------    ----------
Deferred tax asset                                        $    1,516       $ 2,238      $    3,754
     Total assets                                          5,373,743         2,238       5,375,981

Other liabilities                                             37,801         5,739          43,540
     Total liabilities                                     4,887,528         5,739       4,893,267
Retained earnings                                            215,600        (3,501)        212,099

     Total stockholders' equity                              486,215        (3,501)        482,714
     Total liabilities and stockholders' equity            5,373,743         2,238       5,375,981


CONSOLIDATED STATEMENTS OF INCOME
                                                              THREE MONTHS ENDED JUNE 30, 2003
                                                          ----------------------------------------
                                                          AS REPORTED      ADJUSTED      RESTATED
                                                          -----------    -----------    ----------

Salaries and benefits                                       $11,597         $ 206        $11,803

Total noninterest expense                                    22,566           206         22,772
     Income before income taxes                              16,613          (206)        16,407

Income tax expense                                            5,068           (81)         4,987
     Net income                                              11,545          (125)        11,420

     Basic earnings per share                               $   .37         $ .00        $   .37
     Diluted earnings per share                                 .36           .00            .36



CONSOLIDATED STATEMENTS OF INCOME
                                                              THREE MONTHS ENDED JUNE 30, 2002
                                                          ----------------------------------------
                                                          AS REPORTED      ADJUSTED      RESTATED
                                                          -----------    -----------    ----------

Salaries and benefits                                       $10,999         $ 321         $11,320

Total noninterest expense                                    21,287           321          21,608
     Income before income taxes                              17,936          (321)         17,615

Income tax expense                                            5,171          (125)          5,046
     Net income                                              12,765          (196)         12,569

     Basic earnings per share                               $   .35         $(.00)        $   .35
     Diluted earnings per share                                 .34          (.00)            .34


                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
          (All dollar amounts presented in the tables are in thousands, except per share data)
                                   (Unaudited)



CONSOLIDATED STATEMENTS OF INCOME
                                                               SIX MONTHS ENDED JUNE 30, 2003
                                                          ----------------------------------------
                                                          AS REPORTED      ADJUSTED      RESTATED
                                                          -----------    -----------    ----------
Salaries and benefits                                       $22,914         $ 321         $23,235

Total noninterest expense                                    44,333           321          44,654
     Income before income taxes                              32,326          (321)         32,005

Income tax expense                                            9,399          (125)          9,274
     Net income                                              22,927          (196)         22,731

     Basic earnings per share                               $   .72         $ .00         $   .72
     Diluted earnings per share                                 .70           .00             .70



CONSOLIDATED STATEMENTS OF INCOME
                                                               SIX MONTHS ENDED JUNE 30, 2002
                                                          ----------------------------------------
                                                          AS REPORTED      ADJUSTED      RESTATED
                                                          -----------    -----------    ----------
Salaries and benefits                                       $22,048         $ 296         $22,344

Total noninterest expense                                    42,007           296          42,303
     Income before income taxes                              33,990          (296)         33,694

Income tax expense                                            9,729          (116)          9,613
     Net income                                              24,261          (180)         24,081

     Basic earnings per share                               $   .66         $(.00)        $   .66
     Diluted earnings per share                                 .65          (.01)            .64


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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS No. 150). SFAS 150 establishes standards for the classification and measurement of financial instruments with characteristics of both liabilities and equity. This standard is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective beginning in the third quarter of 2003. Waypoint Financial's adoption of SFAS 150 will result in a reclassification of the Trust Preferred Securities to liabilities in the consolidated statements of financial condition. Payments on the Trust Preferred Securities will continue to be classified as interest expense in the consolidated statements of income.


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

                                                                     (RESTATED)
                                          -----------------------------------------------------------------
                                          For the three month periods             For the six month periods
                                                ended June 30,                         ended June 30,
                                          ---------------------------            --------------------------
                                            2003               2002                2003               2002
                                          -------            -------             -------            -------
Net Income
    As reported                           $11,420            $12,569             $22,731            $24,081
    Deduct: Total stock-based
       employee compensation
       expense determined under
       fair value based method for
       all awards,(1) net of related
       tax effects                           (264)              (589)               (588)            (1,177)
                                          -------            -------             -------            -------
    Pro forma                             $11,156            $11,980             $22,143            $22,904
Basic earnings per share
    As reported                             $0.37              $0.35               $0.72              $0.66
    Pro forma                               $0.36              $0.34               $0.70              $0.63
Diluted earnings per share
    As reported                             $0.36              $0.34               $0.70              $0.64
    Pro forma                               $0.35              $0.33               $0.68              $0.61


---------------
(1) All awards refers to awards granted, modified, or settled in fiscal periods beginning December 15, 1994 - that is, awards for which the fair value was required to be measured under Statement 123.



(5)  Earnings Per Share

The following table shows the calculation of basic and diluted earnings per share.

                                                                                 (RESTATED)
                                                                    ------------------------------------
                                                                                               Per Share
                                                                    Income        Shares         Amount
                                                                    -------     ----------     ---------
For the three months ended June 30, 2003:
   Basic earnings per share:
        Income available to common shareholders                     $11,420     31,133,635       $ 0.37
        Dilutive effect of employee and director
           stock options                                                           925,950        (0.01)
                                                                    -------     ----------       ------
   Diluted earnings per share:
        Income available to common shareholders
           plus assumed conversions                                 $11,420     32,059,585       $ 0.36
                                                                    =======     ==========       ======

For the three months ended June 30, 2002:
   Basic earnings per share:
        Income available to common shareholders                     $12,569     36,113,692       $ 0.35
        Dilutive effect of employee and director
           stock options                                                         1,120,276        (0.01)
                                                                    -------     ----------       ------
   Diluted earnings per share:
        Income available to common shareholders
           plus assumed conversions                                 $12,569     37,233,968       $ 0.34
                                                                    =======     ==========       ======

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
          (All dollar amounts presented in the tables are in thousands, except per share data)
                                   (Unaudited)


                                                                                (RESTATED)
                                                                    -------------------------------------
                                                                                                Per Share
                                                                    Income        Shares          Amount
                                                                    -------     ----------      ---------
For the six months ended June 30, 2003:
   Basic earnings per share:
        Income available to common shareholders                     $22,731     31,660,168       $ 0.72
        Dilutive effect of employee and director
           stock options                                                           924,689        (0.02)
                                                                    -------     ----------       ------
   Diluted earnings per share:
        Income available to common shareholders
           plus assumed conversions                                 $22,731     32,584,857       $ 0.70
                                                                    =======     ==========       ======

For the six months ended June 30, 2002:
   Basic earnings per share:
        Income available to common shareholders                     $24,081     36,503,406       $ 0.66
        Dilutive effect of employee and director
           stock options                                                           979,371         (.02)
                                                                    -------     ----------       ------
   Diluted earnings per share:
        Income available to common shareholders
           plus assumed conversions                                 $24,081     37,482,777       $ 0.64
                                                                    =======     ==========       ======


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

(6)  Marketable Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for available-for-sale securities by major security type were as follows:

                                                                As of June 30, 2003
                                            ----------------------------------------------------------
                                                                Gross          Gross
                                                             Unrealized      Unrealized
                                             Amortized         Holding        Holding         Fair
                                               Cost             Gains          Losses         Value
                                            ----------       ----------      ----------     ----------
U.S. Government and agencies                $  322,541         $ 6,488        $  (104)      $  328,925
Corporate bonds                                 66,357               -         (6,452)          59,905
Municipal securities                            89,206           5,179            (96)          94,289
FHLB stock                                     112,595               -              -         112,595
Equity securities                              152,486           3,543            (68)         155,961
Asset-backed securities                         31,629              56             (9)          31,676
Mortgage-backed securities:
  Agency PC's & CMO's                          668,003           4,395         (1,176)         671,222
  Private issue CMO's                        1,420,921           3,723           (403)       1,424,241
                                            ----------         -------        -------       ----------
    Total mortgage-backed securities         2,088,924           8,118         (1,579)       2,095,463
                                            ----------         -------        -------       ----------
    Total securities available for sale     $2,863,738         $23,384        $(8,308)      $2,878,814
                                            ==========         =======        =======       ==========

                                                             As of December 31, 2002
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

(7)  Loans Receivable, Net

The following table presents the composition of loans receivable, net, as of the dates indicated:

                                                                 June 30,            December 31,
                                                                   2003                  2002
                                                                ----------           ------------
Residential mortgage loans (principally conventional):
   Secured by 1-4 family residences                             $  473,191            $  697,505
   Construction (net of undistributed
      portion of $30,729 and $27,535)                               24,604                23,636
                                                                ----------            ----------
                                                                   497,795               721,141
Less:
   Unearned discount                                                    68                    95
   Net deferred loan origination fees                                2,947                 3,616
                                                                ----------            ----------
         Total residential mortgage loans                          494,780               717,430
                                                                ----------            ----------
Commercial loans:
   Commercial real estate                                          574,962               533,088
   Commercial business                                             355,535               307,655
   Construction and site development
      (net of undistributed portion of
      $64,365 and $15,974)                                          84,589                53,774
                                                                ----------            ----------
                                                                 1,015,086               894,517
Less:
   Net deferred loan origination fees                                2,107                 1,308
                                                                ----------            ----------
         Total commercial loans                                  1,012,979               893,209
                                                                ----------            ----------
Consumer and other loans:
   Manufactured housing                                             99,041               106,098
   Home equity and second mortgage                                 526,774               360,102
   Indirect automobile                                             153,237               138,530
   Other                                                            98,313                98,887
                                                                ----------            ----------
                                                                   877,365               703,617
Plus:
   Net deferred loan origination fees                              (1,363)               (2,489)
   Dealer reserve                                                   24,619                25,845
                                                                ----------            ----------
      Total consumer and other loans                               900,621               726,973
                                                                ----------            ----------
Less: Allowance for loan losses                                     28,818                27,506
                                                                ----------            ----------
Loans receivable, net                                           $2,379,562            $2,310,106
                                                                ==========            ==========


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


(8)  Deposits

The following table presents the composition of deposits, as of the dates indicated:

                                          June 30,               December 31,
                                            2003                     2002
                                         ----------              ------------
Savings                                  $  259,949               $  250,780
Time                                      1,425,105                1,452,973
Transaction                                 529,052                  379,211
Money market                                367,555                  370,426
                                         ----------               ----------
     Total deposits                      $2,581,661               $2,453,390
                                         ==========               ==========



(9)  Other Borrowings

The following table presents the composition of Waypoint Financial's other borrowings as of the dates indicated:

                                          June 30,               December 31,
                                            2003                     2002
                                         ----------              ------------
FHLB advances                            $2,108,384               $2,041,558
Repurchase agreements                       346,193                  372,897
Other                                         5,000                       25
                                         ----------               ----------
    Total other borrowings               $2,459,577               $2,414,480
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


(12)  Reclassifications

Certain amounts in the 2002 condensed financial statements and notes have been reclassified to conform to the 2003 presentation.


(13)  Stock Dividend

Waypoint Financial declared a 5% stock dividend on July 17, 2003, which will be paid August 15, 2003 to shareholders of record on August 1, 2003. The distribution date of the 5% stock dividend will occur subsequent to the issuance of financial statements for the second quarter 2003. Accordingly, the per share amounts reported herein do not reflect the effect of the stock dividend.


(14)  Subsequent Events

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

Restatement

The consolidated statements of income and related Management's Discussion and Analysis for the three and six month periods ended June 30, 2003 and June 30, 2002 and the consolidated statements of financial condition as of June 30, 2003 and December 31, 2002 have been restated to reflect a correction of the accounting for certain benefit plans. The restatement resulted in a reduction of previously reported net income of approximately $125,000 and $196,000 for the three and six month periods ended June 30, 2003, respectively. For the three and six month periods ended June 30, 2002, the restatement resulted in a reduction of previously reported net income of $196,000 and $180,000, respectively. Diluted earnings per share declined .01 for the six months ended June 30, 2002. The restatement did not impact diluted earnings per share for the three and six months ended June 30, 2003 and the three months ended June 30, 2002. In addition, as a result of the cumulative effect of the restatement, retained earnings has been reduced by $3,985,000, $3,789,000, and $3,501,000 as of June 30, 2003, December 31, 2002, and December 31, 2001, respectively. Please refer to Notes 1 and 16 in the Notes to Consolidated Financial Statements of the Company's amended Form 10-K/A for the year ended December 31, 2002 for detailed discussions regarding the restatement adjustments.


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

                               As of June 30, 2003                  As of December 31, 2002
                         -------------------------------         -------------------------------
   Change in              Percent change         Net              Percent change         Net
  interest rates         in net interest       portfolio         in net interest       portfolio
(In basis points)           income (1)         ratio (2)            income (1)         ratio (2)
-----------------        ---------------       ---------         ---------------       ---------

      +300                    7.29%              4.78%                6.95 %             5.29%
      +200                    5.86               5.60                 5.22               5.91
      +100                    2.88               5.84                 3.62               6.20
         0                       -               5.58                    -               6.30
      (100)                  (4.89)              4.93                (3.45)              5.27
      (200)                  (9.07)              3.89                (6.74)              3.72


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

V. Capital Resources

Stockholders' equity at June 30, 2003, totaled $418.6 million compared to $452.9 million at December 31, 2002, a decrease of $34.3 million. Stockholders' equity was increased by net income of $22.7 million and by stock plan activity totaling $3.7 million. Offsetting these increases were treasury stock purchases of $50.3 million, cash dividends of $6.9 million, a decrease in Waypoint Financial's unrealized gains on available for sale securities of $3.4 million, net of tax, and $.2 million in dividend reinvestment activity.

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


RISK-BASED CAPITAL RATIOS AND LEVERAGE RATIOS


                                                                     (RESTATED)
    WAYPOINT BANK                                                Minimum Requirement     Minimum Requirement to
                                              Actual            for Capital Adequacy      be "Well Capitalized"
                                     ---------------------     ----------------------    ----------------------
    As of June 30, 2003                  Amount      Ratio         Amount       Ratio        Amount       Ratio
    -------------------              --------------  -----     --------------   -----    --------------   -----
                                     (in thousands)            (in thousands)            (in thousands)
Total Capital
   (to Risk Weighted Assets)            $434,803     12.5%        $277,250       8.0%       $346,563      10.0%
Tier 1 Capital
   (to Risk Weighted Assets)             404,422     11.7          138,625       4.0         207,938       6.0
Tier 1 Capital
   (to Average Assets)                   404,422      7.5          216,115       4.0         270,144       5.0


    As of December 31, 2002
    -----------------------
Total Capital
   (to Risk Weighted Assets)            $437,843     13.6%        $257,395       8.0%       $321,744      10.0%
Tier 1 Capital
   (to Risk Weighted Assets)             407,730     12.7          128,697       4.0         193,046       6.0
Tier 1 Capital
   (to Average Assets)                   407,730      7.8          210,333       4.0         262,916       5.0


     A reconciliation of Waypoint Bank's regulatory capital to capital using accounting principles generally accepted in the United States (GAAP) as of June 30, 2003 follows:

                                                                                                    (RESTATED)
                                                                                                      TIER 1
                                                                                       TANGIBLE       (CORE)       RISK-BASED
                                                                                        CAPITAL       CAPITAL        CAPITAL
                                                                                       --------      --------      ----------
GAAP capital at Waypoint Financial                                                     $418,561      $418,561       $418,561
Capital attributed to affiliates                                                          4,985         4,985          4,985
GAAP capital at Waypoint Bank                                                           423,546       423,546        423,546

Capital adjustments:
     Unrealized gains, net of taxes, on securities available for sale                    (9,054)       (9,054)        (9,054)
     Allowance for loan losses                                                                -             -         28,818
     Certain intangible assets                                                          (10,034)      (10,034)       (10,034)
     Disallowed servicing assets                                                            (36)          (36)           (36)
     Allowable unrealized gains, net of taxes, on equity securities
        available for sale                                                                    -             -          1,563
                                                                                       --------      --------       --------
     Regulatory capital at Waypoint Bank                                               $404,422      $404,422       $434,803
                                                                                       ========      ========       ========


VI. Results of Operations

COMPARISON FOR THE THREE-MONTH PERIODS ENDED JUNE 30, 2003 AND JUNE 30, 2002 (RESTATED)

NET INCOME
Net income for the three months ended June 30, 2003 was $11.4 million or $.36 per share as compared to $12.6 million or $.34 per share for the three months ended June 30, 2002. The increase in net income per share of $.02 resulted primarily from treasury stock repurchases during 2002 and the first six months of 2003, which substantially reduced the amount of equivalent shares outstanding. The calculation of earnings per share is presented in Note 5 of the accompanying Notes to Consolidated Financial Statements. The following paragraphs include a discussion of the components of net income.

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

TABLE 1A - AVERAGE BALANCE SHEETS, RATES AND INTEREST INCOME AND EXPENSE SUMMARY (THREE-MONTH PERIODS)

                                                                                    (RESTATED)
                                                                            For the three months ended,
                                                         ---------------------------------------------------------------------
                                                                   June 30, 2003                       June 30, 2002
                                                 Rate    ---------------------------------  ----------------------------------
                                                as of                              Average                             Average
                                               June 30,   Average                   Yield/     Average                  Yield/
                                                 2003     Balance     Interest(2)    Cost      Balance     Interest(2)   Cost
                                               --------  ----------   -----------  -------  -----------    ----------- -------
                                                                      (All dollar amounts   are in thousands)
Assets:
Interest-earning assets:
  Loans, net (1) (5)                             5.94%   $2,420,366     $37,383      6.17%   $2,409,525      $41,959     6.97%
  Marketable securities - taxable                3.96     2,631,129      26,099      4.17     2,407,139       26,779     4.45
  Marketable securities - tax-free               7.18        89,634       1,695      7.57        99,927        2,055     8.23
  Other interest-earning assets                  1.05        66,404         151      1.05        64,014          279     1.74
                                                 ----    ----------     -------      ----    ----------      -------     ----
Total interest-earning assets                    4.98     5,207,533      65,328      5.06     4,980,605       71,072     5.71
                                                 ----                   -------      ----                    -------     ----
Noninterest-earning assets                                  233,851                             187,288
                                                         ----------                          ----------
Total assets                                             $5,441,384                          $5,167,893
                                                         ==========                          ==========
Liabilities and stockholders' equity:
Interest-bearing liabilities:
  Savings deposits                               0.44     $ 262,658         314      0.48     $ 242,488          757     1.25
  Time deposits                                  3.27     1,392,343      11,686      3.37     1,525,972       15,704     4.12
  Transaction and money market deposits          0.75       836,419       1,456      0.70       788,109        1,790     0.91
  Escrow                                         0.87         4,400           9      0.86         5,911            9     0.61
  Borrowed funds                                 3.55     2,469,623      20,669      3.32     2,106,091       21,531     4.09
                                                 ----    ----------     -------      ----    ----------      -------     ----
Total interest-bearing liabilities               2.81     4,965,443      34,134      2.74     4,668,571       39,791     3.41
                                                 ----                   -------      ----                    -------     ----
Noninterest-bearing liabilities                              53,867                              56,930
                                                         ----------                          ----------
Total liabilities                                         5,019,310                           4,725,501
Stockholders' equity                                        422,074                             442,392
                                                         ----------                          ----------
Total liabilities and
  stockholders' equity                                   $5,441,384                          $5,167,893
                                                         ==========                          ==========


Net interest income, tax-equivalent                                      31,194                               31,281
Interest rate spread, tax-equivalent(3)          2.17%                               2.32%                               2.30%
                                                 ====                                ====                                ====
Net interest-earning assets                              $  242,090                          $  312,034
                                                         ==========                          ==========

Net interest margin, tax-equivalent(4)                                               2.44%                               2.51%
                                                                                     ====                                ====
Ratio of interest-earning assets
  to interest-bearing liabilities                              1.05 x                              1.07 x
                                                               ====                                ====

Adjustment to reconcile tax-equivalent
   net interest income to net interest income                              (778)                              (1,218)
                                                                        -------                              -------
Net interest income before
   provision for loan losses                                            $30,416                              $30,063
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

TABLE 1B - AVERAGE BALANCE SHEETS, RATES AND INTEREST INCOME AND EXPENSE SUMMARY (SIX-MONTH PERIODS)


                                                                                  (RESTATED)
                                                                          For the six months ended,
                                                 -----------------------------------------------------------------------------
                                                             June 30, 2003                         June 30, 2002
                                                 -----------------------------------------------------------------------------
                                                                              Average                                Average
                                                    Average                    Yield/     Average                    Yield/
                                                    Balance     Interest (2)    Cost      Balance     Interest (2)    Cost
                                                 -----------------------------------------------------------------------------
                                                                    (All dollar amounts are in thousands)
ASSETS:
Interest-earning assets:
  Loans, net (1) (5)                                 $2,391,181      $ 74,944     6.28%    $2,446,961      $ 85,378      6.98%
  Marketable securities - taxable                     2,628,424        53,181     4.25      2,405,029        54,164      4.50
  Marketable securities - tax-free                       91,386         3,495     7.65         97,172         4,015      8.26
  Other interest-earning assets                          65,286           314     1.12         60,089           540      1.80
                                                     ----------      --------     ----     ----------      --------      ----
Total interest-earning assets                         5,176,277       131,934     5.15      5,009,251       144,097      5.75
                                                                     --------     ----                     --------      ----
Noninterest-earning assets                              220,886                               186,992
                                                     ----------                            ----------
Total assets                                         $5,397,163                            $5,196,243
                                                     ==========                            ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
  Savings deposits                                    $ 260,043           628     0.49      $ 233,404         1,452      1.24
  Time deposits                                       1,395,538        24,706     3.57      1,514,185        31,923      4.22
  Transaction and money market deposits                 801,614         2,597     0.65        799,924         3,837      0.96
  Escrow                                                  4,135            18     0.88          5,861            16      0.55
  Borrowed funds                                      2,453,724        41,522     3.37      2,142,578        42,702      3.99
                                                     ----------      --------     ----     ----------      --------      ----
Total interest-bearing liabilities                    4,915,054        69,471     2.83      4,695,952        79,930      3.40
                                                                     --------     ----                     --------      ----
Noninterest-bearing liabilities                          53,226                                52,604
                                                     ----------                            ----------
Total liabilities                                     4,968,280                             4,748,556
Stockholders' equity                                    428,883                               447,687
                                                     ----------                            ----------
Total liabilities and
  stockholders' equity                               $5,397,163                            $5,196,243
                                                     ==========                            ==========

Net interest income, tax-equivalent                                    62,463                                64,167
Interest rate spread, tax-equivalent(3)                                           2.32%                                  2.35%
                                                                                  ====                                   ====
Net interest-earning assets                          $  261,223                            $  313,299
                                                     ==========                            ==========
Net interest margin, tax-equivalent(4)                                            2.45%                                  2.56%
                                                                                  ====                                   ====
Ratio of interest-earning assets
  to interest-bearing liabilities                          1.05 x                                1.07 x
                                                           ====                                  ====

Adjustment to reconcile tax-equivalent net
  interest income to net interest income                              (1,575)                               (2,460)
                                                                     --------                              --------
Net interest income before provision for
  loan losses                                                        $ 60,888                              $ 61,707
                                                                     ========                              ========



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

TABLE 2  RATE/VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME


                                             Three Months Ended June 30, 2003             Six Months Ended June 30, 2003
                                                       Compared to                                 Compared to
                                             Three Months Ended June 30, 2002             Six Months Ended June 30, 2002
                                                   Increase (Decrease)                         Increase (Decrease)
                                             ---------------------------------         -----------------------------------
                                             Volume       Rate           Net           Volume         Rate          Net
                                             ------     --------       -------         -------      --------      --------
                                                                    (Dollar amounts in thousands)
Interest-earning assets:
  Loans, net                                 $  552     $ (5,128)      $(4,576)        $(1,910)     $ (8,524)     $(10,434)
  Marketable securities - taxable             5,036       (5,716)         (680)          4,738        (5,721)         (983)
  Marketable securities - tax-free             (202)        (158)         (360)           (232)         (288)         (520)
  Other interest-earning assets                  29         (157)         (128)             44          (270)         (226)
                                             ------     --------       -------         -------      --------      --------
  Total interest-earning assets               5,415      (11,159)       (5,744)          2,640       (14,803)      (12,163)
                                             ------     --------       -------         -------      --------      --------
Interest-bearing liabilities:
  Savings deposits                              169         (612)         (443)            149          (973)         (824)
  Time deposits                              (1,293)      (2,725)       (4,018)         (2,361)       (4,856)       (7,217)
  Transaction and money market
      deposits                                  277         (611)         (334)              8        (1,248)       (1,240)
  Escrow                                         (5)           5             -              (6)            8             2
  Borrowed funds                              7,188       (8,050)         (862)          5,792        (6,972)       (1,180)
                                             ------     --------       -------         -------      --------      --------
  Total interest-bearing liabilities          6,336      (11,993)       (5,657)          3,582       (14,041)      (10,459)
                                             ------     --------       -------         -------      --------      --------
Change in tax-equivalent
    net interest income                      $ (921)    $    834       $   (87)        $  (942)     $   (762)     $ (1,704)
                                             ======     ========       =======         =======      ========      ========

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

TABLE 3  CHANGES IN NONINTEREST INCOME

                                                                     Three months ended June 30
                                                        ----------------------------------------------------
                                                         2003             2002         Change            %
                                                        -------          -------       -------        ------
                                                                    (Dollar amounts in thousands)
Banking services and account fees                       $ 3,924          $ 3,156       $   768          24.3 %
Financial services fees                                   2,348            1,649           699          42.4
Residential mortgage banking                              1,297            1,143           154          13.5
Bank-owned life insurance                                 1,142            1,178           (36)         (3.1)
Gain on securities and derivatives, net                   3,717            3,952          (235)         (5.9)
Other                                                    (1,601)           1,667        (3,268)       (196.0)
                                                        -------          -------       -------        ------
Total                                                   $10,827          $12,745       $(1,918)        (15.0)%
                                                        =======          =======       =======        ======


                                                                    Six months ended June 30
                                                        ----------------------------------------------------
                                                         2003             2002         Change            %
                                                        -------          -------       -------        ------
                                                                 (Dollar amounts in thousands)
Banking services and account fees                       $ 7,313          $ 5,986       $ 1,327          22.2 %
Financial services fees                                   4,393            3,636           757          20.8
Residential mortgage banking                              2,600            1,845           755          40.9
Bank-owned life insurance                                 2,288            2,381           (93)         (3.9)
Gain on securities and derivatives, net                   5,590            4,276         1,314          30.7
Other                                                    (1,928)           1,835        (3,763)       (205.1)
                                                        -------          -------       -------        ------
Total                                                   $20,256          $19,959       $   297           1.5 %
                                                        =======          =======       =======        ======



Noninterest income was $10.8 million for the quarter ended June 30, 2003, as compared to $12.7 million for the quarter ended June 30, 2002. Notable changes in the quarter ended June 30, 2003 versus the quarter ended June 30, 2002 included:
o Banking services and account fees totaled $3.9 million, up $.8 million on increased monthly service charges and ATM/debit card fees, increased commercial deposit fees, and increased overdraft and NSF fees.
o Financial services fees totaled $2.3 million, up $.7 million. Within this category, insurance fees were $1.7 million, up $1.0 million. This increase in insurance fees included $.6 million from Waypoint Benefits Consulting, acquired on April 1, 2003, and $.4 million in combined increases from title insurance and property and casualty insurance sales. These increases were partially offset by a decrease of $.3 million in retail brokerage fees on decreased sales of alternative investment products and decreased commissioned transaction volume.
o Residential mortgage banking income totaled $1.3 million, up $.2 million. Within this category, net gains on the sale of loans totaled $1.5 million, up $.8 million on continued high refinancing activity during the current quarter. Increases in loan selling gains were partially offset by a $.6 million reduction in income from loan servicing. The rapid refinancing of mortgage loans serviced for others resulted in decreased servicing revenue and increased net expense from the amortization and valuation of capitalized loan servicing rights.
o Gains on securities and derivatives were $3.7 million in the current quarter, down $.2 million. During the current quarter, a $1.1 million loss was recognized on the fair value of an interest rate cap that was acquired during the current quarter to manage interest rate risk associated with valuation of marketable securities.
o Other totaled a net loss of $1.6 million, down $3.3 million from a net gain of $1.7 million in the comparable prior quarter. This net change resulted primarily from Waypoint's equity investment in a small business investment corporation (SBIC) partnership, upon which Waypoint recognized a loss of $1.5 million in the current quarter as compared to a gain of $1.5 million in the comparable prior quarter.

NONINTEREST EXPENSE

The following table presents a comparison of noninterest expense for the three-month and six-month periods ended June 30, 2003 and 2002.

TABLE 4  CHANGES IN NONINTEREST EXPENSE

                                                                            (RESTATED)
                                                        -------------------------------------------------
                                                                  Three months ended June 30
                                                        -------------------------------------------------
                                                          2003          2002         Change           %
                                                        -------       -------        ------         -----
                                                                   (Dollar amounts in thousands)
Salaries and benefits                                   $11,803       $11,320        $  483           4.3 %
Equipment expense                                         1,849         1,789            60           3.4
Occupancy expense                                         1,829         1,574           255          16.2
Marketing                                                 1,215         1,183            32           2.7
Amortization of intangible assets                           192           490          (298)        (60.8)
Outside services                                          1,312         1,177           135          11.5
Communications and supplies                               1,296         1,102           194          17.6
Other                                                     3,276         2,973           303          10.2
                                                        -------       -------        ------         -----
Total                                                   $22,772       $21,608        $1,164           5.4 %
                                                        =======       =======        ======         =====


                                                                            (RESTATED)
                                                        -------------------------------------------------
                                                                    Six months ended June 30
                                                        -------------------------------------------------
                                                          2003          2002         Change           %
                                                        -------       -------        ------         -----
                                                                (Dollar amounts in thousands)
Salaries and benefits                                   $23,235       $22,344        $  891           4.0 %
Equipment expense                                         3,620         3,559            61           1.7
Occupancy expense                                         3,751         3,136           615          19.6
Marketing                                                 2,306         2,181           125           5.7
Amortization of intangible assets                           312           980          (668)        (68.2)
Outside services                                          2,579         2,257           322          14.3
Communications and supplies                               2,622         2,324           298          12.8
Other                                                     6,229         5,522           707          12.8
                                                        -------       -------        ------         -----
Total                                                   $44,654       $42,303        $2,351           5.6 %
                                                        =======       =======        ======         =====


Noninterest expense was $22.8 million for the quarter ended June 30, 2003, up $1.2 million or 5.6% from $21.6 million for the quarter ended June 30, 2002. Notable changes in the quarter ended June 30, 2003 relative to the quarter ended June 30, 2002 included:
o Salaries and benefits expense totaled $11.8 million, up $.5 million. Increases for annual merit raises, staffing increases in the financial services group and increased benefits expense for health insurance and employer matching contributions for Waypoint's defined contribution retirement plan ("401K plan") were partially offset by increased capitalized costs on higher consumer loan origination volume.
o Occupancy and equipment expenses increased a combined $.3 million primarily due to banking and financial services business expansion.
o Amortization of other intangible assets was down $.3 million as identified intangible assets associated with certain Maryland branches became fully amortized in September, 2002.
o Other noninterest expense totaled $3.3 million, up $.3 million from the comparable prior quarter primarily on increased loan expenses from increases in commercial and consumer loan portfolios and related origination volume.

PROVISION FOR INCOME TAXES

Income tax expense for the current quarter totaled $5.0 million, or an effective tax rate of 30.4% on income before taxes of $16.4 million. This compares to income taxes of $5.0 million and an effective tax rate of 28.6% for the comparable prior quarter. The increase in the effective tax rate resulted primarily from decreased income on tax-preferenced securities.

COMPARISON FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2003 AND JUNE 30, 2002 (RESTATED)

NET INCOME
Net income for the six months ended June 30, 2003 was $22.7 million or $.70 per share as compared to $24.1 million or $.64 per share for the six months ended June 30, 2002. The increase in net income per share of $.06 resulted primarily from treasury stock repurchases during 2002 and the first six months of 2003, which substantially reduced the amount of equivalent shares outstanding. The calculation of earnings per share is presented in Note 5 of the accompanying Notes to Consolidated Financial Statements. The following paragraphs include a discussion of the components of net income.

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

NONINTEREST INCOME

Noninterest income was $20.3 million for the six months ended June 30, 2003, up $.3 million or 1.5% from $20.0 million for the comparable prior period. Notable changes in the six months ended June 30, 2003 versus the six months ended June 30, 2002 included:
o Banking services and account fees totaled $7.3 million, up $1.3 million on increased monthly service charges, commercial deposit fees and increased overdraft and NSF fees.
o Financial services fees totaled $4.4 million, up $.8 million. Within this category, insurance fees were $2.7 million, up $1.2 million. Insurance fees increased $.6 million due to the April 1, 2003 acquisition of Waypoint Benefits Consulting and $.5 million on increased title insurance fees. These increases were partially offset by a decrease of $.6 million in retail brokerage fees on decreased sales of alternative investment products and decreased commissioned transaction volume.
o Residential mortgage banking income totaled $2.6 million, up $.8 million. Within this category, net gains on the sale of loans totaled $3.4 million, up $1.8 million on historically high refinancing activity during the period. Increases in loan selling gains were partially offset by a $1.0 million increase in net loss on loan servicing. The rapid refinancing of mortgage loans serviced for others resulted in decreased servicing revenue and increased expense from the amortization of capitalized loan servicing rights.
o Gains on securities and derivatives were $5.6 million in the period, up $1.3 million. During the current period, Waypoint Financial recognized a $1.1 million loss on the fair value of an interest rate cap that was acquired to manage interest rate risk associated with the valuation of marketable securities.
o Other noninterest income totaled a net loss of $1.9 million, down from a gain of $1.8 million in the comparable prior period. This net change of $3.7 million resulted primarily from Waypoint Financial's equity investment in an SBIC partnership, which resulted in a $1.5 million loss in the current period versus a $1.5 million gain in the comparable prior period. Also, losses from low income housing partnerships increased $1.2 million, although these partnership losses were substantially offset by tax credits and deductions totaling $.9 million that were applied to reduce corporate income tax expense during the period.

NONINTEREST EXPENSE

Noninterest expense was $44.7 million for the six months ended June 30, 2003, up $2.4 million or 5.7% from $42.3 million for the comparable prior period. Notable changes in the six months ended June 30, 2003 relative to the six months ended June 30, 2002 included:
o Salaries and benefits expense totaled $23.2 million, up $.9 million. Increases for annual merit raises, staffing increases in the banking and financial services business lines, and increased benefits expense for health insurance and employer matching contributions for Waypoint's defined contribution retirement plan ("401K plan") were partially offset by increased capitalized costs on higher loan origination volume.
o Occupancy and equipment expense increased a combined $.7 million on banking and financial services expansion and increased maintenance expenses associated with the harsh 2003 winter conditions.
o Amortization of other intangible assets was down $.7 million as identified intangible assets associated with certain Maryland branches became fully amortized in September, 2002.
o Other noninterest expense totaled $6.2 million, up $.7 million from the comparable prior period. Loan expenses were up $.6 million on increased loan portfolio and increased loan origination volume.

PROVISION FOR INCOME TAXES

Income tax expense for the six months ended June 30, 2003 totaled $9.3 million, or an effective tax rate of 29.0% on income before taxes of $32.0 million. This compares to income taxes of $9.6 million and an effective tax rate of 28.5% for the comparable prior period. The increase in the effective tax rate resulted primarily from decreased income on tax-preferenced securities.


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

LOAN COMMITMENTS

Waypoint Financial issues loan commitments to prospective borrowers conditioned on the occurrence of certain events. Commitments are made in writing on specified terms and conditions and are generally honored for up to 60 days from approval. Waypoint Financial had loan commitments and unadvanced loans and lines of credit totaling $725.1 million at June 30, 2003 and $638.5 million at December 31, 2002. Discussion regarding the composition and funding of loan commitments is presented in Note (15) of the consolidated financial statements in the 2002 Annual Report on Form 10-K/A.

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

NON-PERFORMING ASSETS

The following table sets forth information regarding non-accrual loans, loans delinquent 90 days or more and still accruing, and other non-performing assets as of the dates indicated:

                                                                     As of                     As of
                                                                 June 30, 2003           December 31, 2002
                                                                 -------------           -----------------
                                                                          (Amounts in thousands)
Non-accrual residential mortgage loans                              $   600                    $   792
Non-accrual commercial loans                                          9,117                      9,331
Non-accrual consumer and other loans                                     97                        126
                                                                    -------                    -------
     Total non-accrual loans                                          9,814                     10,249
Loans 90 days or more delinquent and still accruing                   9,246                      9,743
                                                                    -------                    -------
     Total non-performing loans                                      19,060                     19,992
     Total foreclosed other assets                                      416                        505
     Total foreclosed real estate                                       540                        492
                                                                    -------                    -------
Total non-performing assets                                         $20,016                    $20,989
                                                                    =======                    =======

     Total non-performing loans to total loans                        0.80%                      0.86%
                                                                    =======                    =======

     Allowance for loan losses to non-performing loans              151.20%                    137.59%
                                                                    =======                    =======

     Total non-performing assets to total assets                      0.35%                      0.39%
                                                                    =======                    =======

ALLOWANCE FOR LOAN LOSSES

The following table summarizes the activity in Waypoint Financial's allowance for loan losses for the periods indicated:

                                                         For the                                 For the
                                                     three months ended                       six months ended
                                            ---------------------------------        --------------------------------
                                            June 30, 2003       June 30, 2002        June 30, 2003      June 30, 2002
                                            -------------       -------------        -------------      -------------
                                                                     (Amounts in thousands)
Balance at beginning of period                 $27,898             $23,674              $27,506            $23,069
Provision for loan losses                        2,064               3,585                4,485              5,670

Charge-offs:
   Residential mortgage loans                      (99)               (195)                (319)              (563)
   Commercial loans                               (136)             (1,114)              (1,113)            (1,509)
   Consumer and other loans                     (1,227)             (1,059)              (2,502)            (2,187)
                                               -------             -------              -------            -------
      Total charge-offs                         (1,462)             (2,368)              (3,934)            (4,259)
                                               -------             -------              -------            -------
Recoveries:
   Residential mortgage loans                       68                  45                   81                 48
   Commercial loans                                 29                 110                  292                265
   Consumer and other loans                        221                 155                  388                408
                                               -------             -------              -------            -------
      Total recoveries                             318                 310                  761                721
                                               -------             -------              -------            -------
            Net charge-offs                     (1,144)             (2,058)              (3,173)            (3,538)
                                               -------             -------              -------            -------
Balance at the end of period                   $28,818             $25,201              $28,818            $25,201
                                               =======             =======              =======            =======
Annualized net charge-offs
   to average loans outstanding                  0.19%               0.34%                0.27%              0.29%
                                               =======             =======              =======            =======
Allowance for loan losses as
   a percentage of total loans                   1.20%               1.06%                1.20%              1.06%
                                               =======             =======              =======            =======



ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

The following table sets forth the composition of the allowance for loan losses as of the dates indicated:

                                                  As of June 30, 2003                As of December 31, 2002
                                               --------------------------          ---------------------------
                                                               (Dollar amounts in thousands)
                                                               % of Total                           % of Total
                                                Amount          Reserves            Amount           Reserves
                                               -------         ----------          -------          ----------
Residential mortgage loans                     $   862             2.99%           $ 1,201              4.37%
Commercial loans                                18,908            65.61             19,235             69.93
Consumer and other loans                         6,126            21.26              4,424             16.08
General                                          2,922            10.14              2,646              9.62
                                               -------           ------            -------            ------
     Total                                     $28,818           100.00%           $27,506            100.00%
                                               =======           ======            =======            ======


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