Form 10-Q
period 2003-09-30
WAYPOINT FINANCIAL CORP
filed 2003-11-14
CIK 1034650

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

                                       or

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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the Bank's classes of common stock, as of the latest practicable date. 33,666,050 shares of stock, par value of $.01 per share, outstanding at September 30, 2003.

                                    CONTENTS

     Part I. Financial Information

          Item 1.       Financial Statements (Unaudited)
            Consolidated Statements of Financial Condition.................................                    4
            Consolidated Statements of Income..............................................                    5
            Consolidated Statements of Shareholders' Equity................................                    6
            Consolidated Statements of Cash Flows..........................................                  7-8
            Notes to Consolidated Financial Statements.....................................                 9-17

          Item 2.       Management's Discussion and Analysis of Financial Condition and
                        Results of Operations
            I.     Forward-Looking Statements..............................................                   18
            II.    Critical Accounting Policies............................................                18-19
            III.   Market Risk and Interest Rate Sensitivity Management....................                19-20
            IV.    Liquidity...............................................................                   20
            V.     Capital Resources.......................................................                20-21
            VI.    Results of Operations
                     Comparison for the Three-Month Periods Ended September 30, 2003 and September 30, 2002
                       Net Income..........................................................                   21
                       Net Interest Income.................................................                21-25
                       Noninterest Income..................................................                25-26
                       Noninterest Expense.................................................                   27
                       Provision for Income Taxes..........................................                   27
                     Comparison for the Nine-Month Periods Ended September 30, 2003 and September 30, 2002
                       Net Income..........................................................                   28
                       Net Interest Income.................................................                   28
                       Noninterest Income..................................................                   28
                       Noninterest Expense.................................................                28-29
                       Provision for Income Taxes..........................................                   29
             VII.   Financial Condition
                       Marketable Securities...............................................                   29
                       Loans Receivable, Net...............................................                   29
                       Loan Commitments....................................................                   29
                       Loan Quality........................................................                   29
                       Non-Performing Assets...............................................                   30
                       Allowance for Loan Losses...........................................                   30
                       Allocation of the Allowance for Loan Losses.........................                   31
                       Deposits............................................................                   31
                       Other Borrowings....................................................                   31

         Item 3.       Quantitative and Qualitative Disclosures about Market Risk..........                   31

         Item 4.       Controls and Procedures.............................................                   31

     Part II.  Other Information...........................................................                   32
         Item 1.       Legal Proceedings
         Item 2.       Changes in Securities and Use of Proceeds
         Item 3.       Defaults Upon Senior Securities
         Item 4.       Submission of Matters to a Vote of Security Holders
         Item 5.       Other Information
         Item 6.       Exhibits and Reports on Form 8-K

     Signatures............................................................................                   33

     Exhibits - Certifications.............................................................                34-37
       Part I.  Financial Information.


Part 1, Item 1    Financial Statements (Unaudited)

As discussed in Note 2, this filing contains restated financial statements for prior periods. The accompanying consolidated statement of income for the nine months ended September 30, 2003 includes restated balances for the six months ended June 30, 2003. Also, the accompanying consolidated statements of income for the three and nine months ended September 30, 2002 and the consolidated statement of financial condition as of December 31, 2002, and December 31, 2001 have been restated to reflect a correction of the accounting for certain benefit plans. These plans include primarily indexed retirement benefit plans for several current and former officers and directors. These plans were implemented in conjunction with bank-owned life insurance programs sold and administered by an outside party. Prior to the restatement, Waypoint Financial accounted for these plans under a matching methodology thereby accruing the expense related to the benefit plans in the same period as the revenue associated with the related life insurance assets in the bank-owned life insurance programs. During July 2003, the Office of the Comptroller of the Currency released a bank accounting advisory that included guidance related to the accounting for indexed retirement benefit plans. Management initiated an internal review of its indexed retirement benefit plans and determined that the matching methodology for these plans is not in accordance with accounting principles generally accepted in the United States of America. Management concluded that these plans should be accounted for under Accounting Principles Board Opinion 12, as amended by SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS 106 requires that the net present value of the benefit payments be accrued over the service period of the individual and be fully accrued at full eligibility date. The total liability for these plans at September 30, 2003 was $8.6 million. The restated amounts accrued under these plans were $7.9 million at December 31, 2002, and $7.0 million at December 31, 2001. These restated amounts are reflected in other liabilities in the accompanying consolidated statements of financial condition. Waypoint Financial recognized associated salaries and benefits expense restated for these plans totaling $297,306 during the three month periods ended September 30, 2002, and $1,062,618 and $891,917 for the nine month periods ended September 30, 2003 and 2002, respectively. No restatement adjustment was required for the three month period ended September 30, 2003. These restated amounts are included in salaries and benefits expense in the accompanying consolidated statements of income

As a result of the cumulative effect of the restatement, retained has been reduced by $3,985,000, $3,789,000 and $3,501,000 as of July 1, 2003, December
31, 2002, and December 31, 2001, respectively.

               (Balance of this page is intentionally left blank)

                   WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition

                                                               September 30,     December 31,
                                                                  2003              2002
                                                               ----------        ----------
                                                               (In thousands, except share data)
                                                                         (Unaudited)
                                                                                  (RESTATED)

ASSETS

Cash and cash equivalents                                      $   117,891       $    96,088
Marketable securities held-to-maturity                              50,000                --
Marketable securities available-for-sale                         2,617,038         2,792,112
Loans receivable, net                                            2,390,740         2,310,106
Loans held for sale, net                                            30,002            30,328
Loan servicing rights                                                2,644             3,167
Investment in real estate and other joint ventures                  20,091            14,811
Premises and equipment, net of accumulated
   depreciation of $43,833 and $41,062                              48,835            48,826
Accrued interest receivable                                         25,166            26,585
Goodwill                                                            17,808            10,302
Other intangible assets                                              2,815             1,676
Income taxes receivable                                                 --                72
Deferred tax asset, net                                              3,592                --
Other assets                                                       103,196            90,940
                                                               -----------       -----------
   Total assets                                                $ 5,429,818       $ 5,425,013
                                                               ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                       $ 2,630,393       $ 2,453,390
Other borrowings                                                 2,273,446         2,414,480
Escrow                                                               1,250             3,348
Accrued interest payable                                            12,034            10,295
Postretirement medical benefit obligation                            2,306             2,310
Deferred tax liability                                                  --             3,683
Income taxes payable                                                 3,798                --
Other liabilities                                                   49,032            55,523
                                                               -----------       -----------
   Total liabilities                                             4,972,259         4,943,029
                                                               -----------       -----------

Trust Preferred Securities                                          43,849            29,102

Preferred stock, 10,000,000 shares authorized
   but unissued
Common stock, $ .01 par value, authorized
   100,000,000 shares, 42,675,765 shares issued
   and 33,666,050 outstanding at September 30, 2003,
   42,527,490 shares issued  and 36,437,316 shares
   outstanding at December 31, 2002                                    425               404
Paid in capital                                                    352,049           315,636
Retained earnings                                                  236,643           245,388
Accumulated other comprehensive (loss) income                          (85)           11,710
Employee stock ownership plan                                      (14,460)          (14,460)
Recognition and retention plans                                     (6,723)           (6,977)
Treasury stock, 9,009,715 shares at September 30, 2003
   and 6,090,174 shares at December 31, 2002                      (154,139)          (98,819)
                                                               -----------       -----------
    Total stockholders' equity                                     413,710           452,882
                                                               -----------       -----------
    Total liabilities and stockholders' equity                 $ 5,429,818       $ 5,425,013
                                                               ===========       ===========


See accompanying notes to consolidated financial statements.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                        Consolidated Statements of Income


                                                             Three Months Ended              Nine Months Ended
                                                                September 30,                  September 30,
                                                         -------------------------       -------------------------
                                                           2003             2002           2003             2002
                                                         ---------       ---------       ---------       ---------
                                                                      (In thousands, except share data)
                                                                                 (Unaudited)
                                                                        (RESTATED)                       (RESTATED)
Interest Income:
  Loans                                                  $  36,447       $  40,833       $ 111,039       $ 125,824
  Marketable securities and interest-earning cash           24,430          29,154          80,197          85,800
                                                         ---------       ---------       ---------       ---------
       Total interest income                                60,877          69,987         191,236         211,624
                                                         ---------       ---------       ---------       ---------
Interest Expense:
  Deposits and escrow                                       13,272          18,089          41,221          55,317
  Borrowed funds                                            20,217          21,370          61,739          64,072
                                                         ---------       ---------       ---------       ---------
       Total interest expense                               33,489          39,459         102,960         119,389
                                                         ---------       ---------       ---------       ---------
       Net interest income                                  27,388          30,528          88,276          92,235
Provision for loan losses                                    2,014           3,085           6,499           8,755
                                                         ---------       ---------       ---------       ---------
       Net interest income after provision for loan
        losses                                              25,374          27,443          81,777          83,480
                                                         ---------       ---------       ---------       ---------
Noninterest Income:
  Banking service and account fees                           4,307           3,403          11,620           9,389
  Financial services fees                                    2,795           1,811           7,188           5,447
  Residential mortgage banking                               3,031             (77)          5,631           1,768
  Bank-owned life insurance                                  1,081           1,126           3,369           3,507
  Gain on securities and derivatives, net                      881           4,353           6,471           8,629
  Other                                                       (600)            715          (2,528)          2,550
                                                         ---------       ---------       ---------       ---------
      Total noninterest income                              11,495          11,331          31,751          31,290
                                                         ---------       ---------       ---------       ---------
Noninterest Expense:
  Salaries and benefits                                     12,515          11,178          35,751          33,520
  Equipment expense                                          1,813           1,779           5,433           5,338
  Occupancy expense                                          1,756           1,641           5,507           4,777
  Marketing                                                  1,374           1,097           3,680           3,278
  Amortization of intangible assets                            207             490             518           1,470
  Outside services                                           1,274           1,203           3,853           3,460
  Communications and supplies                                1,230           1,186           3,852           3,510
  Other                                                      2,894           2,979           9,123           8,501
                                                         ---------       ---------       ---------       ---------
     Total noninterest expense                              23,063          21,553          67,717          63,854
                                                         ---------       ---------       ---------       ---------
  Income before income taxes                                13,806          17,221          45,811          50,916
  Income tax expense                                         3,946           4,930          13,219          14,544
                                                         ---------       ---------       ---------       ---------
      Net Income                                         $   9,860       $  12,291       $  32,592       $  36,372
                                                         =========       =========       =========       =========
  Basic earnings per share                               $    0.31       $    0.33       $    0.99       $    0.96
                                                         =========       =========       =========       =========
  Diluted earnings per share                             $    0.30       $    0.33       $    0.96       $    0.94
                                                         =========       =========       =========       =========


See accompanying notes to consolidated financial statements.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity

                                                                             EMPLOYEE  RECOGNITION
                                                               ACCUMULATED    STOCK       AND
                                  COMMON   PAID IN  RETAINED  COMPREHENSIVE OWNERSHIP   RETENTION  TREASURY            COMPREHENSIVE
                                  STOCK    CAPITAL  EARNINGS   INCOME(LOSS)    PLAN    PLAN (RRP)   STOCK      TOTAL    INCOME(LOSS)
                                  ------  --------  --------  ------------- ---------  ----------- --------   -------- -------------
                                                          (IN THOUSANDS, EXCEPT SHARE DATA)
                                                                     (UNAUDITED)
Balance at December 31, 2001
 (RESTATED)                        $402   $312,009  $212,099    $   (280)   $(15,640)  $ (9,954) $ (15,922)   $482,714

Net income (RESTATED)                                 36,372                                                    36,372    $ 36,372
Dividends paid at $.29 per
 share                                               (11,204)                                                  (11,204)
Exercised stock options
  (205,507 shares)                    2      1,149                                                               1,151
Unrealized gains on
  securities, net of
  income tax of $8,615                                            15,999                                        15,999      15,999
                                                                                                                          --------
Comprehensive income                                                                                                      $ 52,371
                                                                                                                          ========
Earned portion of RRP                                                                     (135)                   (135)
Treasury stock purchased
  (3,814,566 shares)                                                                               (61,058)    (61,058)
Dividend reinvestment plan, net               (288)                                                               (288)
                                   ----   --------  --------    --------    --------   --------  ---------    --------
Balance at September 30, 2002
  (RESTATED)                       $404   $312,870  $237,267    $ 15,719    $(15,640)  $(10,089) $ (76,980)   $463,551
                                   ====   ========  ========    ========    ========   ========  =========    ========
Balance at December 31, 2002
  (RESTATED)                       $404   $315,636  $245,388    $ 11,710    $(14,460)   $(6,977) $ (98,819)   $452,882

Net income (RESTATED)                                 32,592                                                    32,592    $ 32,592
Dividends paid at $.33 per
  share                                              (10,820)                                                  (10,820)
Exercised stock options
  (514,748 shares)                    5      4,998                                                               5,003
5% Common stock dividend
  (2,027,332 shares at fair
  value)                             16     30,466   (30,517)                                                      (35)
Unrealized losses on
  securities, net of
  income tax benefit of $7,760                                   (11,795)                                      (11,795)    (11,795)
                                                                                                                          --------
Comprehensive income                                                                                                      $ 20,797
                                                                                                                          ========
Earned portion of RRP                                                                       254                    254
Tax benefit on exercised
  options                                    1,258                                                               1,258
Treasury stock purchased
  (3,348,398 shares)                                                                               (55,320)    (55,320)
Dividend reinvestment plan, net               (309)                                                               (309)
                                   ----   --------   --------   --------    --------   --------  ---------    --------
Balance at September 30, 2003      $425   $352,049   $236,643   $    (85)   $(14,460)  $ (6,723) $(154,139)   $413,710
                                   ====   ========   ========   ========    ========   ========  =========    ========



See accompanying notes to consolidated financial statements.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                           For the Nine Months Ended
                                                                               September 30,
                                                                        -----------------------------
                                                                            2003             2002
                                                                        -----------       -----------
                                                                                 (In thousands)
                                                                                   (Unaudited)
                                                                                           (RESTATED)
Cash flows from operating activities:
   Net income                                                           $    32,592       $    36,372
   Adjustments to reconcile net income to net cash provided by operating activities:
        Provision for loan losses                                             6,499             8,755
        Net depreciation, amortization and accretion                          7,274             5,510
        Loans originated for sale                                          (385,418)         (229,013)
        Proceeds from sales of loans originated for sale                    392,187           260,370
        Origination of loan servicing rights                                 (1,037)             (791)
        Net gain on loans and securities                                    (13,600)          (11,189)
        Gain on the sale of foreclosed real estate                             (157)             (447)
        Loss (Income) from joint ventures                                     3,219            (1,048)
        Decrease in accrued interest receivable                               1,419             3,439
        Increase in accrued interest payable                                  1,738               317
        Amortization of intangibles                                             518             1,469
        Earned ESOP expense                                                   2,177             1,339
        Earned RRP expense                                                    1,733             2,228
        Loss on the sale of premises and equipment                              345                76
        Provision for deferred income tax                                       670             9,838
        Increase in income taxes payable                                      3,870             1,220
        Other, net                                                            3,903            (4,627)
                                                                        -----------       -----------
            Net cash provided by operating activities                        57,932            83,818
                                                                        -----------       -----------
Cash flows from investing activities:
   Proceeds from maturities and principal reductions
      of marketable securities                                            2,906,185         1,033,335
   Proceeds from sales of marketable securities available for sale          460,400           692,188
   Purchase of marketable securities held to maturity                       (50,000)               --
   Purchase of marketable securities available for sale                  (3,193,947)       (1,906,140)
   Loan (originations) net of principal payments on loans                  (106,130)           90,780
   Investments in real estate held for investment and other joint
      ventures                                                               (8,177)           (2,099)
   Proceeds on real estate and premises and equipment                         1,904             2,263
   Purchases of premises and equipment, net                                  (4,763)           (4,636)
   Net proceeds from banking and other acquisitions                          15,159                --
                                                                        -----------       -----------
      Net cash provided by (used in) investing activities                    20,631           (94,309)




                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (continued)


                                                                 For the Nine Months Ended
                                                                        September 30,
                                                                 -------------------------
                                                                    2003           2002
                                                                 ---------       ---------
                                                                        (In thousands)
                                                                         (Unaudited)
                                                                                 (RESTATED)
Cash flows from financing activities:
   Proceeds from deposits                                          140,683           8,246
   Proceeds from other borrowings                                  340,000         584,000
   Payments and maturities of other borrowings                    (528,401)       (905,000)
   Net increase in other short-term borrowings                      39,818         370,651
   Net decrease in escrow                                           (2,098)         (3,128)
   Net proceeds from issuance of Trust Preferred Securities         14,719              --
   Cash dividends                                                  (10,820)        (11,204)
   Cash in lieu of stock dividend                                      (35)             --
   Dividend reinvestment plan                                         (309)           (288)
   Payments to acquire treasury stock                              (55,320)        (61,058)
   Proceeds from the exercise of stock options                       5,003           1,151
                                                                 ---------       ---------
      Net cash (used in) financing activities                      (56,760)        (16,630)
                                                                 ---------       ---------
      Net increase (decrease) in cash and cash equivalents          21,803         (27,121)

Cash and cash equivalents at beginning of period                    96,088         116,583
                                                                 ---------       ---------
Cash and cash equivalents at end of period                       $ 117,891       $  89,462
                                                                 =========       =========
Supplemental disclosures:
Cash paid during the period for:
    Interest on deposits, advances and other borrowings
       (includes interest credited to deposit accounts)          $ 101,221       $ 119,072
    Income taxes                                                     7,954          13,541
Cash received during the period for:
    Income taxes                                                 $     255       $      --
Non-cash investing activities:
    Transfers from loans to foreclosed real estate               $   1,368       $   1,377
    Increase in securities in process                                   --         444,337



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

The accompanying interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the results of interim periods, have been made. Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003 or any other interim period.

The accounting policies followed in the presentation of interim financial results are consistent with those followed on an annual basis. These policies are presented on pages 51 through 83 of the amended 2002 Annual Report on Form 10-K/A.

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

Waypoint Financial accounts for Stock Option Plans under Accounting Principles Board Opinion No. 25, and, accordingly, compensation expense generally has not been recognized in the accompanying financial statements. Had compensation expense for these plans been recorded in the financial statements of Waypoint Financial consistent with the fair value provisions of Statement 123, net income and net income per share would have been reduced to the following pro-forma amounts (in thousands, except per-share data):

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
          (All dollar amounts presented in the tables are in thousands, except per share data)
                                   (Unaudited)


                                                 For the three month periods            For the nine month periods
                                                     ended September 30,                    ended September 30,
                                                ----------------------------           ----------------------------
                                                  2003               2002                2003               2002
                                                ---------          ---------           ---------          ---------
     Net Income
                                                                  (RESTATED)                             (RESTATED)
        As reported                               $9,860            $12,291             $32,592            $36,372
        Deduct: Total stock-based
                employee compensation
                expense determined under
                fair value based method
                for all awards, (1) net
                of related tax effects
                                                   (275)              (580)               (852)            (1,743)
                                                ---------          ---------           ---------          ---------
        Pro forma
                                                  $9,585            $11,711             $31,740            $34,629
                                                =========          =========           =========          =========
    Basic earnings per share
        As reported                                $0.31              $0.33               $0.99              $0.96
        Pro forma                                  $0.30              $0.32               $0.97              $0.92
    Diluted earnings per share
        As reported                                $0.30              $0.33               $0.96              $0.94
        Pro forma                                  $0.29              $0.31               $0.94              $0.89


-------------------
(1) All awards refers to awards granted, modified, or settled in fiscal periods beginning December 15, 1994 - that is, awards for which the fair value was required to be measured under Statement 123.

(2)  Restatement

The accompanying consolidated statements of income for the three and nine months ended September 30, 2002 and the consolidated statement of financial condition as of December 31, 2002 have been restated to reflect a correction of the accounting for certain benefit plans. Please refer to Notes 1 and 16 in the Notes to Consolidated Financial Statements of the Company's Form 10-K/A for the year ended December 31, 2002 for detailed discussions regarding the restatement adjustments.

The following tables represent the impact of the restatement on balances as reported, adjusted and restated for the periods described above.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                            AS OF DECEMBER 31, 2002
                                                                                 -------------------------------------------
                                                                                 AS REPORTED       ADJUSTED         RESTATED
                                                                                 -----------       --------         --------
Deferred tax liability                                                            $   6,106       $   (2,423)      $   3,683

Other liabilities                                                                    49,311            6,212          55,523

     Total liabilities                                                            4,939,240            3,789       4,943,029
Retained earnings                                                                   249,177           (3,789)        245,388

     Total stockholders' equity                                                     456,671           (3,789)        452,882
     Total liabilities and stockholders' equity                                   5,425,013                0       5,425,013



CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                            AS OF DECEMBER 31, 2001
                                                                                 -------------------------------------------
                                                                                 AS REPORTED       ADJUSTED         RESTATED
                                                                                 -----------       --------         --------
Deferred tax asset                                                                $   1,516       $    2,238       $   3,754
     Total assets                                                                 5,373,734            2,238       5,375,981

Other liabilities                                                                    37,801            5,739          43,540
     Total liabilities                                                            4,887,528            5,739       4,893,267
Retained earnings                                                                   215,600           (3,501)        212,099

     Total stockholders' equity                                                     486,215           (3,501)        482,714
     Total liabilities and stockholders' equity                                   5,373,743            2,238       5,375,981


                   WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
         (All dollar amounts presented in the tables are in thousands, except per share data)
                                  (Unaudited)




CONSOLIDATED STATEMENTS OF INCOME
                                                                                    THREE MONTHS ENDED SEPTEMBER 30, 2002
                                                                                  ------------------------------------------
                                                                                  AS REPORTED       ADJUSTED        RESTATED
                                                                                  -----------       --------        --------
Salaries and benefits                                                             $   11,207       $     (29)      $  11,178

Total noninterest expense                                                             21,582             (29)         21,553
     Income before income taxes                                                       17,192              29          17,221

Income tax expense                                                                     4,919              11           4,930
     Net income                                                                       12,273              18          12,291

     Basic earnings per share                                                      $     .33       $     .00        $    .33
     Diluted earnings per share                                                          .33             .00             .33



CONSOLIDATED STATEMENTS OF INCOME
                                                                                     NINE MONTHS ENDED SEPTEMBER 30, 2002
                                                                                  ------------------------------------------
                                                                                  AS REPORTED       ADJUSTED       RESTATED
                                                                                  -----------       --------       --------
Salaries and benefits                                                             $   33,252       $     268       $  33,520

Total noninterest expense                                                             63,586             268          63,854
     Income before income taxes                                                       51,184            (268)         50,916

Income tax expense                                                                    14,648            (104)         14,544
     Net income                                                                       36,536            (164)         36,372

     Basic earnings per share                                                      $     .96       $     .00        $    .96
     Diluted earnings per share                                                          .94             .00             .94


The Company's consolidated statement of income for the nine months ended September 30, 2003 includes restated balances for the six months ended June 30, 2003. The restatement adjustments for the six months ended June 30, 2003 are presented in Note 2 of the Notes to the Consolidated Financial Statements of the Company's amended report on Form 10Q/A for the quarter ended June 30, 2003.

(3)  Recently Issued Accounting Guidance

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to interests in variable interest entities created after January 31, 2003. For public enterprises such as Waypoint Financial, with an interest in a variable interest entity created before February 1, 2003, the Interpretation is applied to the enterprise no later than the end of the first interim or annual reporting period ending after December 15, 2003. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that an enterprise will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. The application of this Interpretation is not expected to result in consolidation of any variable interest entities.

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149 (1)

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
          (All dollar amounts presented in the tables are in thousands, except per share data)
                                   (Unaudited)

clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. Waypoint Financial's adoption of SFAS 149 did not have a material impact on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS No. 150). SFAS 150 establishes standards for the classification and measurement of financial instruments with characteristics of both liabilities and equity. As of the date of this report, the FASB has deferred indefinitely the effective date of this standard as it relates to Trust Preferred Securities. Waypoint Financial believes its adoption of SFAS 150 will result in a reclassification of the Trust Preferred Securities to liabilities in the consolidated statements of financial condition. Payments on the Trust Preferred Securities continue to be classified as interest expense in the consolidated statements of income.

(4)  Earnings Per Share

The following table shows the calculation of basic and diluted earnings per share.



                                                                                                     Per Share
                                                                        Income         Shares         Amount
                                                                       ---------     ----------       -------
For the three months ended September 30, 2003:
  Basic earnings per share:
        Income available to common shareholders                        $   9,860     32,070,345       $  0.31
        Dilutive effect of employee and director stock options                        1,065,572         (0.01)
                                                                       ---------     ----------       -------
  Diluted earnings per share:
        Income available to common shareholders
           plus assumed conversions                                    $   9,860     33,135,917       $  0.30
                                                                       =========     ==========       ========
For the three months ended September 30, 2002 (RESTATED):
  Basic earnings per share:
        Income available to common shareholders                       $   12,291     36,731,453       $  0.33
        Dilutive effect of employee and director stock options                        1,039,540            --
                                                                      ----------     ----------       -------
  Diluted earnings per share:
        Income available to common shareholders
           plus assumed conversions                                   $   12,291     37,770,993       $  0.33
                                                                      ==========     ==========       ========




                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
          (All dollar amounts presented in the tables are in thousands, except per share data)
                                   (Unaudited)

                                                                                                     Per Share
                                                                        Income         Shares         Amount
                                                                       ---------     ----------       -------
For the nine months ended September 30, 2003:
  Basic earnings per share:

        Income available to common shareholders                       $   32,592     32,847,937       $   0.99
        Dilutive effect of employee and director stock options                        1,005,477          (0.03)
                                                                      ----------     ----------       --------
  Diluted earnings per share:
        Income available to common shareholders
           plus assumed conversions                                   $   32,592     33,853,414       $   0.96
                                                                      ==========     ==========       ========
For the nine months ended September 30, 2002 (RESTATED):
  Basic earnings per share:
        Income available to common shareholders                       $   36,372     37,733,575       $   0.96
        Dilutive effect of employee and director stock options                        1,035,566          (0.02)
                                                                      ----------     ----------       --------
  Diluted earnings per share:
        Income available to common shareholders
           plus assumed conversions                                   $   36,372     38,769,141       $   0.94
                                                                      ==========     ==========       ========

Excluded from the computation of diluted earnings per share were anti-dilutive options of 21,605 shares and 83,021 shares for the three months ended September 30, 2003 and September 30, 2002, respectively, and 68,535 shares and 83,021 shares for the nine months ended September 30, 2003 and September 30, 2002, respectively, because the exercise prices were greater than the average market price of the common shares during the respective period.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
          (All dollar amounts presented in the tables are in thousands, except per share data)
                                   (Unaudited)

(5)  Marketable Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for held for maturity and available-for-sale securities by major security type were as follows:

                                                                 As of September 30, 2003
                                               -----------------------------------------------------------
                                                                  Gross           Gross
                                                                Unrealized      Unrealized
                                                 Amortized       Holding         Holding          Fair
                                                   Cost           Gains          Losses           Value
                                               ----------      ----------      ----------       ----------
Held to maturity:
  U.S. Government and agencies                 $   50,000      $       31      $       --       $   50,031
                                               ----------      ----------      ----------       ----------
      Total securities held to maturity        $   50,000      $       31      $       --       $   50,031
                                               ==========      ==========      ==========       ==========
Available for sale:
  U.S. Government and agencies                 $  372,454      $    2,365      $   (2,149)      $  372,670
  Corporate bonds                                  66,350              --          (6,287)          60,063
  Municipal securities                             83,339           3,671          (1,050)          85,960
  FHLB stock                                        1,935              --              --            1,935
  Equity securities                               267,892           4,534            (844)         271,582
  Asset-backed securities                          16,637              --             (24)          16,613
  Mortgage-backed securities:
    Agency PC's & CMO's                           938,148           5,925          (5,406)         938,667
    Private issue CMO's                           868,790           2,040          (1,282)         869,548
                                               ----------      ----------      ----------       ----------
      Total mortgage-backed securities          1,806,938           7,965          (6,688)       1,808,215
                                               ----------      ----------      ----------       ----------
      Total securities available for sale      $2,615,545      $   18,535      $  (17,042)      $2,617,038
                                               ==========      ==========      ==========       ==========




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

(6)  Loans Receivable, Net

The following table presents the composition of loans receivable, net, as of the dates indicated:

                                                            September 30,     December 31,
                                                               2003               2002
                                                            -----------       -----------
Residential mortgage loans (principally conventional):
   Secured by 1-4 family residences                         $   382,757       $   697,505
   Construction (net of undistributed
      portion of $36,180 and $27,535)                            24,705            23,636
                                                            -----------       -----------
                                                                407,462           721,141
Less:
   Unearned discount                                                  8                95
   Net deferred loan origination fees                             2,585             3,616
                                                            -----------       -----------
         Total residential mortgage loans                       404,869           717,430
                                                            -----------       -----------
Commercial loans:
   Commercial real estate                                       628,290           533,088
   Commercial business                                          344,857           307,655
   Construction and site development
      (net of undistributed portion of
      $58,423 and $15,974)                                       96,456            53,774
                                                            -----------       -----------
                                                              1,069,603           894,517
Less:
   Net deferred loan origination fees                             1,845             1,308
                                                            -----------       -----------
         Total commercial loans                               1,067,758           893,209
                                                            -----------       -----------
Consumer and other loans:
   Manufactured housing                                          96,037           106,098
   Home equity and second mortgage                              556,003           360,102
   Indirect automobile                                          163,197           138,530
   Other                                                        109,227            98,887
                                                            -----------       -----------
                                                                924,464           703,617
Plus:
   Net deferred loan origination fees                            (1,156)           (2,489)
   Dealer reserve                                                24,096            25,845
                                                            -----------       -----------
      Total consumer and other loans                            947,404           726,973
                                                            -----------       -----------
Less: Allowance for loan losses                                  29,291            27,506
                                                            -----------       -----------
Loans receivable, net                                       $ 2,390,740       $ 2,310,106
                                                            ===========       ===========


Loans having a carrying value of $501,354,000 were pledged as collateral for FHLB advances at September 30, 2003.

Waypoint Financial conducts certain residential mortgage banking activities including the origination of mortgage loans for securitization or sale to investors and the servicing of mortgage loans for investors. Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans totaled $352,735,000 at September 30, 2003 and $476,990,000 at December 31, 2002.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
          (All dollar amounts presented in the tables are in thousands, except per share data)
                                   (Unaudited)

Waypoint Financial's investment in loan servicing rights is included in the accompanying consolidated statement of financial condition. Waypoint Financial did not purchase or sell any mortgage servicing rights during the nine-month periods ended September 30, 2003 and 2002.

Waypoint Financial sold mortgage loans totaling $385,743,000 and $257,810,000 during the nine-month periods ended September 30, 2003 and September 30, 2002, respectively. Waypoint Financial did not exchange loans for mortgage-backed securities during the nine-month periods ended September 30, 2003 and 2002.

Investor custodial balances maintained in connection with the foregoing mortgage servicing rights totaled $4,902,000 at September 30, 2003 and $10,831,000 at December 31, 2002.

(7)  Deposits

The following table presents the composition of deposits as of the dates indicated:

                         September 30,   December 31,
                            2003            2002
                         ----------      ----------
Savings                  $  249,715      $  250,780
Time                      1,404,178       1,452,973
Transaction                 545,540         379,211
Money market                430,960         370,426
                         ----------      ----------
     Total deposits      $2,630,393      $2,453,390
                         ==========      ==========

(8)  Other Borrowings

The following table presents the composition of Waypoint Financial's other borrowings as of the dates indicated:

                             September 30,    December 31,
                                 2003            2002
                              ----------      ----------
FHLB advances                 $1,966,362      $2,041,558
Repurchase agreements            307,084         372,897
Other                                 --              25
                              ----------      ----------
  Total other borrowings      $2,273,446      $2,414,480
                              ==========      ==========

(10) Acquisition

On September 26, 2003, Waypoint Financial completed the acquisition of two banking branches located in Chambersburg, Pennsylvania. As a result of this acquisition, Waypoint Financial acquired loans totaling $4,473,000, deposits totaling $29,385,000, and goodwill totaling $3,031,000. Waypoint Financial accounted for this transaction as the acquisition of a business. This acquisition is not expected to have a material impact on Waypoint Financial's results of operations. Accordingly, disclosures regarding pro-forma results of operations have been omitted.

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

(12) Stock Dividend

Waypoint Financial declared a 5% stock dividend on July 17, 2003, which was distributed August 15, 2003 to shareholders of record on August 1, 2003. Accordingly, all share and per-share information reported herein has been adjusted to reflect the impact of this stock dividend. In addition, shareholders' equity accounts have been adjusted to reflect the issuance of 2,027,332 shares in connection with this stock dividend.

               (Balance of this page is intentionally left blank.)

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying interim consolidated financial statements for Waypoint Financial Corp. and Subsidiaries. This discussion should be read in conjunction with the amended 2002 Annual Report on Form 10-K/A. Current performance does not guarantee and may not be indicative of similar performance in the future.

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

Benefit Plans. Waypoint Financial maintains compensation and benefit plans for employees and directors. Certain benefit plans require the use of estimates that are highly sensitivity to underlying assumptions. Changes in interest rates, mortality experience, health care costs, or other underlying assumptions could significantly change estimated plan liabilities and affect Waypoint Financial's financial condition and results of operations.

Income Taxes. Waypoint Financial accounts for income taxes using the asset and liability method. The objective of the asset and liability method is to establish deferred tax assets and liabilities for temporary differences between the financial reporting and tax basis of Waypoint Financial's assets and liabilities based on enacted tax rates expected to be in effect when such amounts are realized or settled. Future actual tax rates when temporary differences are realized in income or expense could be different than the expected tax rates used by Waypoint Financial.

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

                                           As of September 30, 2003              As of December 31, 2002
                                      ----------------------------------   -----------------------------------
             Change in                  Percent change        Net           Percent change          Net
          interest rates               in net interest      portfolio       In net interest       portfolio
         (In basis points)               income (1)         ratio (2)          income (1)         ratio (2)
    --------------------------        ----------------  ----------------   -----------------  ----------------
                +300                         8.22%             5.66%               6.95%              5.29%
                +200                         5.94              5.58                5.22               5.91
                +100                         3.26              6.18                3.62               6.20
                   0                           --              6.36                  --               6.30
                (100)                       (4.54)             5.85               (3.45)              5.27
                (200)                       (9.34)             5.36               (6.74)              3.72


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

During the nine months ended September 30, 2003, marketable securities decreased $125.1 million, which was offset by a decrease of $141.0 million in borrowings. Loans receivable, net increased by $80.6 million and cash and cash equivalents increased $21.8 million, funded by growth in deposits totaling $177.0 million. Waypoint Financial also used its excess funding to acquire treasury stock totaling $55.3 million. At September 30, 2003, Waypoint Financial had $1,966.4 million in FHLB loans outstanding, a decrease of $75.2 million during the nine months then ended.

Waypoint Bank is required by OTS regulations to maintain sufficient liquidity to ensure its safe and sound operation. Waypoint Bank had sufficient liquidity during the nine-month periods ended September 30, 2003 and September 30, 2002. The sources of liquidity previously discussed are deemed by management to be sufficient to fund outstanding loan commitments and meet other obligations.

V.   Capital Resources

Stockholders' equity at September 30, 2003, totaled $413.7 million compared to $452.9 million at December 31, 2002, a decrease of $39.2 million. Stockholders' equity was increased by net income of $32.6 million and by stock plan activity totaling $6.4 million. Offsetting these increases were treasury stock purchases of $55.3 million, cash dividends of $10.8 million, a decrease in Waypoint Financial's unrealized gains on available for sale securities of $11.8 million, net of tax, and $.3 million in dividend reinvestment activity.

Under OTS regulations a savings association must satisfy three minimum capital requirements: Total capital, Tier 1 capital to risk weighted assets and Tier 1 capital to average assets. Savings associations must meet all of the standards in order to comply with the capital requirements. At September 30, 2003, and December 31, 2002, Waypoint Bank met all three minimum capital requirements to be well capitalized.

RISK-BASED CAPITAL RATIOS AND LEVERAGE RATIOS

         WAYPOINT BANK

                                                                    Minimum Requirement   Minimum Requirement to
                                                Actual             for Capital Adequacy    be "Well Capitalized"
                                      ------------------------     --------------------    ---------------------
    As of September 30, 2003             Amount          Ratio          Amount      Ratio       Amount       Ratio
    ------------------------          -------------      -----         --------     -----      ---------     -----
                                     (in thousands)              (in thousands)           (in thousands)
  Total Capital
   (to Risk Weighted Assets)             $429,540      12.9%        $265,381      8.0%      $331,726      10.0%
 Tier 1 Capital
   (to Risk Weighted Assets)              398,588      12.0          132,691      4.0        199,036       6.0
 Tier 1 Capital
   (to Average Assets)                    398,588       7.4          215,549      4.0        269,437       5.0



    As of December 31, 2002
    -----------------------
           (RESTATED)
 Total Capital
    (to Risk Weighted Assets)            $437,843       13.6%       $257,395        8.0%        $321,744    10.0%
 Tier 1 Capital
   (to Risk Weighted Assets)              407,730       12.7         128,697        4.0          193,046     6.0
 Tier 1 Capital
   (to Average Assets)                    407,730        7.6         210,333        4.0          262,916     5.0


         A reconciliation of Waypoint Bank's regulatory capital to capital using accounting principles generally accepted in the United States (GAAP) as of September 30, 2003 follows:

                                                                                                    TIER 1
                                                                                    TANGIBLE        (CORE)         RISK-BASED
                                                                                    CAPITAL         CAPITAL         CAPITAL
                                                                                   ---------       ---------       ---------
GAAP capital at Waypoint Financial                                                 $ 413,710       $ 413,710       $ 413,710
Capital attributed to affiliates                                                      (1,224)         (1,224)         (1,224)
                                                                                   ---------       ---------       ---------
GAAP capital at Waypoint Bank                                                        412,486         412,486         412,486

Capital adjustments:
     Unrealized gains, net of taxes, on securities available for sale                   (639)           (639)           (639)
     Allowance for loan losses                                                            --              --          29,291
     Certain intangible assets                                                       (12,960)        (12,960)        (12,960)
     Disallowed servicing assets                                                        (299)           (299)           (299)
     Allowable unrealized gains, net of taxes, on equity securities available
     for sale                                                                             --              --           1,661
                                                                                   ---------       ---------       ---------
     Regulatory capital at Waypoint Bank                                           $ 398,588       $ 398,588       $ 429,540
                                                                                   =========       =========       =========


VI.  Results of Operations

COMPARISON FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

NET INCOME

Net income for the three months ended September 30, 2003 was $9.9 million or $.30 per share as compared to $12.3 million or $.33 per share for the three months ended September 30, 2002. The decrease in net income per share of $2.4 million resulted primarily from reduced net interest income, which is discussed below. Waypoint's earnings per share was favorably impacted by treasury stock repurchases during the twelve months ended September 30, 2003, which substantially reduced the amount of equivalent shares outstanding. The calculation of earnings per share is presented in Note 5 of the accompanying Notes to Consolidated Financial Statements. The following paragraphs include a discussion of the components of net income.

NET INTEREST INCOME

Waypoint Financial's principle source of revenue is net interest income, which represents the difference between interest income generated by earning assets such as loans and marketable securities and interest expense on interest-bearing liabilities such as deposits and borrowings. Net interest income can be significantly impacted by movements in market interest rates.

Net interest income before provision for loan losses totaled $27.4 million for the quarter ended September 30, 2003, as compared to $30.5 million recorded during the quarter ended September 30, 2002. The decrease in net interest income came primarily from the effects of record high prepayments on mortgage loans and mortgage-backed securities. Waypoint experienced a negative impact on its margin from net premium amortization of $1.2 million as compared to net discount accretion of $1.7 million for the quarter ended September 30, 2002. Waypoint believes that its exposure to rapid premium amortization will be significantly reduced going forward based on its remaining investment mix and slowing prepayment speeds. As part of its strategic initiatives, Waypoint also reduced its investment portfolio and repaid certain short term borrowings, which had a negative impact on net interest income and the margin. As a result of these various impacts, the net interest margin ratio (tax-equivalent) decreased to 2.28% for the quarter ended September 30, 2003, as compared to 2.56% for the quarter ended September 30, 2002.

Table 1 presents, on a tax-equivalent basis, Waypoint Financial's average asset and liability balances, interest rates, interest income and interest expense for each of the three-month and nine-month periods ended September 30, 2003 and September 30, 2002. Table 2 presents a rate-volume analysis of changes in net interest income on a tax-equivalent basis for the three and nine-month periods ended September 30, 2003 and September 30, 2002.

Provision expense for loan losses decreased to $2.0 million for the current quarter relative to $3.1 million recorded for the quarter ended September 30, 2002. The provision for loan losses decreased for the quarter ended September 30, 2003 versus the comparable prior period, reflecting in part an improvement in economic conditions within Waypoint Financial's lending markets during the twelve months ended September 30, 2003. Waypoint Financial's provision expense and allowance for loan losses are discussed in further detail in the Asset Quality section of this report.

                  (Balance of this page is intentionally blank)

TABLE 1a AVERAGE BALANCE SHEETS, RATES AND INTEREST INCOME AND EXPENSE SUMMARY


                                                                                  For the three months ended,
                                                               ---------------------------------------------------------------------
                                                                      September 30, 2003                  September 30, 2002
                                                               ---------------------------------  ----------------------------------
                                                    Rate
                                                    as of                                Average                             Average
                                                September 30,   Average                   Yield/   Average                    Yield/
                                                  30, 2003      Balance    Interest(2)    Cost     Balance     Interest(2)    Cost
                                                -------------  ----------  -----------   -------  ---------    -----------   -------
                                                                             (All dollar amounts are in thousands)
Assets:
Interest-earning assets:
  Loans, net(1)(5)                                 5.74%       $2,454,060     $36,646      5.90%  $2,389,203      $41,063     6.81%
  Marketable securities                             4.07        2,669,174      25,270      3.59    2,565,259       29,615     4.68
  Other interest-earning assets                     0.87           81,321         174      0.90       43,981          232     2.14
                                                    ----       ----------     -------      ----   ----------      -------     ----
Total interest-earning assets                       4.82        5,204,555      62,090      4.90    4,998,443       70,910     5.68
                                                    ----                      -------      ----                   -------     ----
Noninterest-earning assets                                        306,916                            208,040
                                                               ----------                         ----------
Total assets                                                   $5,511,471                         $5,206,483
                                                               ==========                         ==========
Liabilities and stockholders' equity:
Interest-bearing liabilities:
  Savings deposits                                 0.42%       $  256,108     $   267      0.41%   $ 246,138      $   703     1.11%
  Time deposits                                     3.10        1,403,613      11,007      3.11    1,512,463       15,699     4.04
  Transaction and money market deposits             0.91          937,199       1,992      0.85      772,044        1,682     0.86
  Escrow                                            1.09            2,798           6      0.87        3,278            5     0.63
  Borrowed funds                                    3.84        2,463,967      20,217      3.28    2,157,652       21,370     3.88
                                                    ----       ----------     -------      ----    ---------      -------     ----
Total interest-bearing liabilities                  2.88        5,063,685      33,489      2.60    4,691,575       39,459     3.31
                                                    ----                      -------      ----                   -------     ----
Noninterest-bearing liabilities                                    46,552                             50,441
                                                               ----------                         ----------
Total liabilities                                               5,110,237                          4,742,016
Stockholders' equity                                              401,234                            464,467
                                                               ----------                         ----------
Total liabilities and Stockholders' equity                     $5,511,471                         $5,206,483
                                                               ==========                         ==========
Net interest income, tax-equivalent                                            28,601                              31,451
Interest rate spread, tax-equivalent(3)            1.94%                                   2.30%                              2.37%
                                                   ====                                    ====                               ====
Net interest-earning assets                                    $  140,870                         $  306,868
                                                               ==========                         ==========
Net interest margin, tax-equivalent(4)                                                     2.28%                              2.57%
                                                                                           ====                               ====
Ratio of interest-earning assets
  to interest-bearing liabilities                                    1.03 x                             1.07 x
                                                                     ====                               ====
Adjustment to reconcile tax-equivalent
   net interest income to net interest income                                  (1,213)                              (923)
                                                                              -------                            -------
Net interest income before provision for
   loan losses                                                                $27,388                            $30,528
                                                                              =======                            =======



----------------
(1) Includes net income (expense) recognized on deferred loan fees and costs of $620,000 for the three months ended September 30, 2003, and $(133,000) for the three months ended September 30, 2002.

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

TABLE 1b - AVERAGE BALANCE SHEETS, RATES AND INTEREST INCOME AND EXPENSE SUMMARY

                                                                               For the nine months ended,
                                                     ---------------------------------------------------------------------------
                                                              September 30, 2003                      September 30, 2002
                                                     ------------------------------------    -----------------------------------
                                                                                  Average                                Average
                                                       Average                     Yield/      Average                    Yield/
                                                       Balance      Interest(2)    Cost        Balance     Interest(2)    Cost
                                                     ----------     -----------   -------    ----------    -----------   -------
                                                                    (All dollar amounts are in thousands)
Assets:
Interest-earning assets:
  Loans, net(1)(5)                                   $2,412,371       $111,584      6.15%    $2,427,497      $126,441      6.93%
  Marketable securities                               2,702,746         82,761      4.19      2,523,451        87,126      4.70
  Other interest-earning assets                          70,689            488      1.03         54,660           773      1.89
                                                     ----------       --------      ----     ----------      --------      ----
Total interest-earning assets                         5,185,806        194,833      5.07      5,005,608       214,340      5.75
                                                                      --------      ----     ----------      --------      ----
Noninterest-earning assets                              249,873                                 206,695
                                                     ----------                              ----------
Total assets                                         $5,435,679                              $5,212,303
                                                     ==========                              ==========
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
  Savings deposits                                    $ 258,717       $    895      0.46%    $  237,696      $  2,155      1.19%
  Time deposits                                       1,398,260         35,713      3.42      1,513,605        47,622      4.22
  Transaction and money market deposits                 847,306          4,589      0.72        790,528         5,518      0.93
  Escrow                                                  3,684             24      0.88          4,991            22      0.58
  Borrowed funds                                      2,457,176         61,739      3.35      2,147,662        64,072      3.94
                                                     ----------       --------      ----     ----------      --------      ----
Total interest-bearing liabilities                    4,965,143        102,960      3.38      4,694,482       119,389      3.38
                                                                      --------      ----                     --------      ----
Noninterest-bearing liabilities                          50,918                                  48,027
                                                     ----------                              ----------
Total liabilities                                     5,016,061                               4,742,509
Stockholders' equity                                    419,618                                 469,794
                                                     ----------                              ----------
Total liabilities and stockholders' equity           $5,435,679                              $5,212,303
                                                     ==========                              ==========
Net interest income, tax-equivalent                                     91,873                                 94,951
                                                                      --------                               --------
Interest rate spread, tax-equivalent(3)                                             2.32%                                 2.37%
                                                                                    ====                                  ====
Net interest-earning assets                           $ 220,663                              $  311,126
                                                      =========                              ==========
Net interest margin, tax-equivalent(4)                                              2.40%                                 2.58%
                                                                                    ====                                  ====
Ratio of interest-earning assets
  to interest-bearing liabilities                          1.04 x                                  1.07 x
                                                           ====                              ==========
Adjustment to reconcile tax-equivalent net
  interest income to net interest income                                (3,597)                                (2,716)
                                                                      --------                               --------
Net interest income before provision for
  loan losses                                                         $ 88,276                               $ 92,235
                                                                      ========                               ========


------------
(1) Includes net income (expense) recognized on deferred loan fees and costs of $1,845,000 for the nine months ended September 30, 2003, and ($421,000) for the nine months ended September 30, 2002.

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

TABLE 2  RATE/VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME


                                        Three Months Ended September 30, 2003        Nine Months Ended September 30, 2003
                                                     Compared to                                 Compared to
                                        Three Months Ended September 30, 2002        Nine Months Ended September 30, 2002
                                                 Increase (Decrease)                         Increase (Decrease)
                                      -------------------------------------------  -----------------------------------------
                                         Volume          Rate           Net          Volume          Rate          Net
                                      -------------- -------------  -------------  ------------  ------------- -------------
                                                                  (Dollar amounts in thousands)
Interest-earning assets:
  Loans, net                              $ (3,151)     $ (4,753)     $ (7,904)      $(10,410)      $(14,463)     $(24,873)
  Marketable securities - taxable             2,824       (5,870)       (3,046)         11,803       (25,368)      (13,565)
  Marketable securities - tax-free              512          (90)           422          1,545          (170)         1,375
  Other interest-earning assets                  79         (168)          (89)            320        (1,079)         (759)
                                      -------------- -------------  ------------   ------------  ------------- -------------
  Total interest-earning assets                 264      (10,881)      (10,617)          3,258       (41,080)      (37,822)
                                      -------------- -------------  ------------   ------------  ------------- -------------
Interest-bearing liabilities:
  Savings deposits                              129         (439)         (310)            137        (1,691)       (1,554)
  Time deposits                               1,502       (5,064)       (3,562)          1,486       (16,758)      (15,272)
  NOW and money market deposits               (448)       (2,941)       (3,389)        (1,091)       (12,236)      (13,327)
  Escrow                                        (2)             1           (1)            (6)              4           (2)
  Borrowed funds                                792       (5,868)       (5,076)          4,876       (20,779)      (15,903)
                                      -------------- -------------  ------------   ------------  ------------- -------------
  Total interest-bearing liabilities          1,973      (14,311)      (12,338)          5,402       (51,460)      (46,058)
                                      -------------- -------------  ------------   ------------  ------------- -------------
Change in net interest income             $ (1,709)      $  3,430      $  1,721      $ (2,144)       $ 10,380      $  8,236
                                      ============== =============  ============   ============  ============= =============


NONINTEREST INCOME

The table below presents noninterest income for the three-month and nine-month periods ended September 30, 2003 and September 30, 2002.

TABLE 3 CHANGES IN NONINTEREST INCOME

                                                                     Three months ended September 30
                                                          -------------------------------------------------------
                                                             2003            2002         Change          %
                                                          -----------     ------------  ------------  -----------
                                                                      (Dollar amounts in thousands)
     Banking services and account fees                      $  4,307          $ 3,403       $   904          26.6%
     Financial services fees                                   2,795            1,811           984          54.3
     Residential mortgage banking                              3,031             (77)         3,108       4,036.4
     Bank-owned life insurance                                 1,081            1,126          (45)         (4.0)
     Gain on securities and derivatives, net                     881            4,353       (3,472)        (79.8)
     Other                                                     (600)              715       (1,315)       (183.9)
                                                          -----------     ------------  ------------  -----------
     Total                                                  $ 11,495         $ 11,331         $ 164        (15.0)%
                                                          ===========     ============  ============  ============





                                                                      Nine months ended September 30
                                                          -------------------------------------------------------
                                                              2003             2002         Change          %
                                                          -----------     ------------  ------------  -----------
                                                                      (Dollar amounts in thousands)
     Banking services and account fees                      $ 11,620          $ 9,389      $  2,231          23.8%
     Financial services fees                                   7,188            5,447         1,741          32.0
     Residential mortgage banking                              5,631            1,768         3,863         218.5
     Bank-owned life insurance                                 3,369            3,507          (138)         (3.9)
     Gain on securities and derivatives, net                   6,471            8,629        (2,158)        (25.0)
     Other                                                    (2,528)           2,550        (5,078)       (199.1)
                                                            --------         --------      --------        ------
     Total                                                  $ 31,751         $ 31,290         $ 461           1.5%
                                                            ========         ========      ========        ======


Noninterest income was $11.5 million for the quarter ended September 30, 2003, as compared to $11.3 million for the quarter ended September 30, 2002. Notable changes in the quarter ended September 30, 2003 versus the quarter ended September 30, 2002 included:

o Banking service and account fees increased to $4.3 million, up $.9 million primarily on increased overdraft and NSF fees, increased monthly service charges and ATM/debit card fees, and increased commercial deposit fees.

o        Financial services fees increased to $2.8 million, up $1.0 million.
         Within this category, insurance fees were $2.1 million, up $1.2 million. This increase in insurance fees included $1.0 million from Waypoint Benefits Consulting, acquired on April 1, 2003, and an increase of $.2 million from title insurance fees. These increases were partly offset by a decrease of $.3 million in retail brokerage fees on decreased sales of alternative investment products and decreased commissioned transaction volume.

o Residential mortgage banking income totaled $3.0 million, up from a loss of $.1 million. Within this category, net gains on the sale of loans totaled $2.8 million, up $1.9 million on higher selling volume and wider average transaction gains during the current quarter. Loan servicing activities contributed $.2 million in net revenue, including a valuation recovery on mortgage servicing rights of $.6 million, versus a net servicing loss of $1.0 million in the comparable prior quarter.

o Gains on securities and derivatives were $.9 million in the current quarter, down $3.5 million. During the current period, Waypoint Financial recognized a $.4 million gain on the fair value of an interest rate cap that does not receive hedge accounting treatment. The interest rate cap was acquired during the second quarter of 2003 to manage interest rate risk associated with the valuation of marketable securities.

o Other totaled a net loss of $.6 million, down from a net gain of $.7 million in the comparable prior quarter. Waypoint's investment in low income housing tax credit partnerships resulted in a loss of $.5 million during the current quarter versus a loss of $.1 million in the comparable prior quarter. Waypoint also experienced a loss of $.3 million during the current quarter on the disposition of a branch associated with a relocation. During the comparable prior quarter, Waypoint also recorded a curtailment gain of $.4 million related to benefit plan liabilities.

               (Balance of this page is intentionally left blank)

NONINTEREST EXPENSE

The following table presents a comparison of noninterest expense for the three-month and nine-month periods ended September 30, 2003 and 2002.

TABLE 4  CHANGES IN NONINTEREST EXPENSE

                                                                    Three months ended September 30
                                                          -----------------------------------------------------
                                                              2003          2002         Change           %
                                                          -----------   -----------   -----------   -----------
                                                                     (Dollar amounts in thousands)
     Salaries and benefits                                  $ 12,515       $11,178      $  1,337          12.0%
     Equipment expense                                         1,813         1,779            34           1.9
     Occupancy expense                                         1,756         1,641           115           7.0
     Marketing                                                 1,374         1,097           277          25.3
     Amortization of intangible assets                           207           490          (283)        (57.8)
     Outside services                                          1,274         1,203            71           5.9
     Communications and supplies                               1,230         1,186            44           3.7
     Other                                                     2,894         2,979           (85)         (2.9)
                                                          -----------   -----------   -----------   -----------
     Total                                                  $ 23,063      $ 21,553      $  1,510           7.0%
                                                          ===========   ===========   ===========   ===========


                                                                     Nine months ended September 30
                                                          -----------------------------------------------------
                                                             2003          2002         Change          %
                                                          -----------   -----------   -----------   -----------
                                                                     (Dollar amounts in thousands)
     Salaries and benefits                                  $ 35,751      $ 33,520       $ 2,231           6.7%
     Equipment expense                                         5,433         5,338            95           1.8
     Occupancy expense                                         5,507         4,777           730          15.3
     Marketing                                                 3,680         3,278           402          12.3
     Amortization of intangible assets                           518         1,470          (952)        (64.8)
     Outside services                                          3,853         3,460           393          11.4
     Communications and supplies                               3,852         3,510           342           9.7
     Other                                                     9,123         8,501           622           7.3
                                                          -----------   -----------   -----------   -----------
     Total                                                  $ 67,717      $ 63,854       $ 3,863           6.0%
                                                          ===========   ===========   ===========   ===========


Noninterest expense was $23.1 million for the quarter ended September 30, 2003, up $1.5 million or 7.0% from $21.6 million for the quarter ended September 30, 2002. Notable changes in the quarter ended September 30, 2003 relative to the quarter ended September 30, 2002 included:

o Salaries and benefits expense totaled $12.5 million, up $1.3 million primarily due to increased performance incentives, annual merit raises, and staffing increases in the banking and financial services business lines.

o        Marketing expenses were up $.3 million, primarily on media advertising.

o Amortization of intangible assets was down $.3 million as identified intangible assets associated with certain Maryland branches became fully amortized in September, 2002.

PROVISION FOR INCOME TAXES

         Income tax expense for the current quarter totaled $3.9 million, or an effective tax rate of 28.6% on income before taxes of $13.8 million. This compares to income taxes of $4.9 million or an effective tax rate of 28.6% on income before taxes of $17.2 million for the quarter ended September 30, 2002.

COMPARISON FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

NET INCOME

Net income for the nine months ended September 30, 2003 was $32.6 million or $.96 per share as compared to $36.4 million or $.94 per share for the nine months ended September 30, 2002. The increase in net income per share of $.02 resulted primarily from treasury stock repurchases during the twelve months ended September 30, 2003, which substantially reduced the amount of equivalent shares outstanding. The calculation of earnings per share is presented in Note 5 of the accompanying Notes to Consolidated Financial Statements. The following paragraphs include a discussion of the components of net income.

NET INTEREST INCOME

Net interest income before provision for loan losses totaled $88.3 million for the nine months ended September 30, 2003, which represents a decrease of $3.9 million or 4.2% from $92.2 million for the nine months ended September 30, 2002. Waypoint experienced a decrease of $5.0 million in its margin from the effects of rapid prepayments on the mix of marketable securities held during each comparable period. Specifically, the marketable securities portfolio experienced expense from net premium amortization of $.3 million during the nine months ended September 30, 2003 as compared to income from net discount accretion of $4.7 million for the nine months ended September 30, 2002. Waypoint believes that its exposure to rapid premium amortization will be significantly reduced going forward based on its remaining investment mix and slowing prepayment speeds. Primarily as a result of this impact, the net interest margin ratio (tax-equivalent) decreased to 2.40% for the nine months ended September 30, 2003, as compared to 2.58% for the nine months ended September 30, 2002.

NONINTEREST INCOME

Noninterest income was $31.8 million for the nine months ended September 30, 2003, up $.5 million or 1.5% from $31.3 million for the comparable prior period. Notable changes in the nine months ended September 30, 2003 versus the nine months ended September 30, 2002 included:

o Banking services and account fees totaled $11.6 million, up $2.2 million on increased overdraft and NSF fees, ATM fees, monthly service charges and commercial deposit fees.

o Financial services fees totaled $7.2 million, up $1.7 million. Within this category, insurance fees were $5.1 million, up $2.6 million. Insurance fees increased $1.6 million due to the April 1, 2003 acquisition of Waypoint Benefits Consulting and $.7 million on increased title insurance fees. These increases were partially offset by a decrease of $.9 million in retail brokerage fees on decreased sales of alternative investment products and decreased commissioned transaction volume.

o Residential mortgage banking income totaled $5.6 million, up $3.8 million. Within this category, net gains on the sale of loans totaled $6.2 million, up $3.7 million on historically high refinancing activity and increased average gains per loan sale during the current period. Net loss on loan servicing decreased by $.1 million, to $.6 million. The rapid refinancing of mortgage loans serviced for others resulted in net losses on loan servicing in both periods by decreasing servicing revenue and increasing expense from the amortization of capitalized loan servicing rights.

o Gains on securities and derivatives were $6.5 million in the period, down $2.2 million. During the current period, Waypoint Financial recognized a $.7 million loss on the fair value of an interest rate cap that was acquired during 2003 to manage interest rate risk associated with the valuation of marketable securities.

o Other noninterest income totaled a net loss of $2.5 million, down from a gain of $2.6 million in the comparable prior period. This net change of $5.1 million resulted primarily from Waypoint Financial's equity investment in an SBIC partnership, which resulted in a $1.5 million loss in the current period versus a $1.5 million gain in the comparable prior period. Also, losses from low income housing partnerships increased $1.5 million, although these partnership losses were substantially offset by tax credits and deductions that were applied to reduce corporate income tax expense during the period.

NONINTEREST EXPENSE

Noninterest expense was $67.7 million for the nine months ended September 30, 2003, up $3.9 million or 6.0% from $63.8 million for the comparable prior period. Notable changes in the nine months ended September 30, 2003 relative to the nine months ended September 30, 2002 included:

o        Salaries and benefits expense totaled $35.7 million, up $2.2 million.
         Increases for annual merit raises, staffing increases in the banking and financial services business lines, and increased benefits expense for health insurance and employer matching contributions for Waypoint's defined contribution retirement plan ("401K plan") were partially offset by increased capitalized costs on higher loan origination volume.

o Occupancy and equipment expense increased a combined $.7 million on banking and financial services expansion and increased maintenance expenses associated with the harsh 2003 winter conditions.

o Amortization of other intangible assets was down $1.0 million as identified intangible assets associated with certain Maryland branches became fully amortized in September, 2002.

o Other noninterest expense totaled $9.1 million, up $.6 million from the comparable prior period, primarily due to increased loan expenses associated with growth in the commercial and consumer loan portfolios.

PROVISION FOR INCOME TAXES

Income tax expense for the nine months ended September 30, 2003 totaled $13.2 million, or an effective tax rate of 28.8% on income before taxes of $45.8 million. This compares to income taxes of $14.5 million and an effective tax rate of 28.6% for the comparable prior period.

VII. Financial Condition

MARKETABLE SECURITIES

Marketable securities, excluding cash accounts, totaled $2.667 billion at September 30, 2003 and $2.792 billion at December 31, 2002. This decrease of $125.1 million during the nine months ended September 30, 2003 resulted from Waypoint's use of a portion of securities prepayments to retire borrowings rather than to reinvest in other securities. This action was in keeping with Waypoint's strategy of decreasing reliance on investments and borrowings. Note
(6) of the Notes to Consolidated Financial Statements presents the composition of the marketable securities portfolio as of September 30, 2003 and December 31, 2002.

LOANS RECEIVABLE, NET

Waypoint experienced strong growth in its commercial and consumer loan portfolios during the nine months ended September 30, 2003. Commercial loans increased $175.1 million or 19.6% and consumer and other loans increased $220.8 million or 31.4% during the nine-month period ended September 30, 2003. Partially offsetting these increases, residential mortgage loans decreased $313.7 million or 43.5% during the same period. Year-to-date 2003, Waypoint continued to sell substantially all residential mortgage originations and prepayments continued at a historically high level on mortgage loans held in portfolio. The composition of loans receivable, net is included in Note (7) of the accompanying Notes to Consolidated Financial Statements.

LOAN COMMITMENTS

Waypoint Financial issues loan commitments to prospective borrowers conditioned on the occurrence of certain events. Commitments are made in writing on specified terms and conditions and are generally honored for up to 60 days from approval. Waypoint Financial had loan commitments and unadvanced loans and lines of credit totaling $781.0 million at September 30, 2003 and $638.5 million at December 31, 2002. Discussion regarding the composition and funding of loan commitments is presented in Note (15) of the consolidated financial statements in the amended 2002 Annual Report on Form 10-K/A.

LOAN QUALITY

During the nine months ended September 30, 2003, Waypoint Financial continued to maintain excellent credit quality in its loan portfolio. Management attributes this performance to strong underwriting standards and credit and collections management, as well as a diversified economy in its local market area. Waypoint Financial follows a comprehensive loan policy that details credit underwriting, credit management and loan loss provisioning techniques.

NON-PERFORMING ASSETS

The following table sets forth information regarding non-accrual loans, loans delinquent 90 days or more and still accruing, and other non-performing assets as of the dates indicated:

                                                                        As of                     As of
                                                                 September 30, 2003         December 31, 2002
                                                                --------------------      ---------------------
                                                                             (Amounts in thousands)
Non-accrual residential mortgage loans                                  $   445                   $   792
Non-accrual commercial loans                                              8,597                     9,331
Non-accrual consumer and other loans                                         90                       126
                                                                        -------                   -------
     Total non-accrual loans                                              9,132                    10,249
Loans 90 days or more delinquent and still accruing                       8,788                     9,743
                                                                        -------                   -------
     Total non-performing loans                                          17,920                    19,992
     Total foreclosed other assets                                          639                       505
     Total foreclosed real estate                                           725                       492
                                                                        -------                   -------
Total non-performing assets                                             $19,284                   $20,989
                                                                        =======                   =======
     Total non-performing loans to total loans                             0.74%                     0.86%
                                                                        =======                   =======
     Allowance for loan losses to non-performing loans                   163.45%                   137.59%
                                                                        =======                   =======
     Total non-performing assets to total assets                           0.36%                     0.39%
                                                                        =======                   =======


ALLOWANCE FOR LOAN LOSSES

The following table summarizes the activity in Waypoint Financial's allowance for loan losses for the periods indicated:

                                        For the three months ended              For the nine months ended
                                       September 30,     September 30,      September 30,      September 30,
                                          2003               2002               2003                2002
                                       -------------     -------------      -------------      -------------
                                                            (Amounts in thousands)
Balance at beginning of period          $ 28,818           $ 25,201           $ 27,506           $ 23,069
Provision for loan losses                  2,014              3,085              6,499              8,755
Charge-offs:
   Residential mortgage loans               (134)              (196)              (453)              (759)
   Commercial loans                         (552)              (679)            (1,665)            (2,188)
   Consumer and other loans               (1,139)            (1,058)            (3,641)            (3,245)
                                        --------           --------           --------           --------
      Total charge-offs                   (1,825)            (1,933)            (5,759)            (6,192)
                                        --------           --------           --------           --------
Recoveries:
   Residential mortgage loans                 40                102                121                150
   Commercial loans                            9                 21                301                318
   Consumer and other loans                  235                273                623                649
                                        --------           --------           --------           --------
      Total recoveries                       284                396              1,045              1,117
                                        --------           --------           --------           --------
            Net charge-offs               (1,541)            (1,537)            (4,714)            (5,075)
                                        --------           --------           --------           --------
Balance at the end of period            $ 29,291           $ 26,749           $ 29,291           $ 26,749
                                        ========           ========           ========           ========
Annualized net charge-offs
   to average loans outstanding             0.26%              0.26%              0.26%              0.29%
                                        ========           ========           ========           ========
Allowance for loan losses as
   a percentage of total loans              1.21%              1.13%              1.21%              1.13%
                                        ========           ========           ========           ========



ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

The following table sets forth the composition of the allowance for loan losses as of the dates indicated:

                                             As of September 30, 2003              As of December 31, 2002
                                        ---------------------------------    ----------------------------------
                                                            (Dollar amounts in thousands)
                                                            % of Total                           % of Total
                                            Amount           Reserves            Amount           Reserves
                                        ---------------   ---------------     --------------   ----------------
Residential mortgage loans                     $    703             2.40%          $   1,201              4.37%
Commercial loans                                 19,389             66.19             19,235              69.93
Consumer and other loans                          6,237             21.29              4,424              16.08
General                                           2,962             10.11              2,646               9.62
                                        ---------------   ---------------     --------------   ----------------
     Total                                    $  29,291           100.00%          $  27,506            100.00%
                                        ===============   ===============     ==============   ================

DEPOSITS

Waypoint's deposit portfolio increased to $2.630 billion during the quarter ended September 30, 2003, up from $2.453 billion at December 31, 2002. Within the deposit portfolio, Waypoint experienced substantial growth in its core deposits, which include savings, transaction, and money market deposit accounts. Core deposits increased $225.8 million or 22.6% for the nine-month period ended September 30, 2003. Time deposits decreased $48.8 million during the same period. The composition of the deposit portfolio is included in Note (8) of the accompanying Notes to Consolidated Financial Statements.

OTHER BORROWINGS

Other borrowings decreased to $2.273 billion as of September 30, 2003, down $141.0 million from $2.414 billion as of December 31, 2002. Note (9) of the accompanying Notes to Consolidated Financial Statements presents the composition of borrowings as of September 30, 2003 and December 31, 2002.

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

                        (b)    Reports on Form 8-K

                               1. Incorporated by reference, the Company's Report on Form 8-K dated September 29, 2003, reported that Waypoint Bank completed the acquisition of two bank branches in Chambersburg, Pennsylvania.

                               2. Incorporated by reference, the Company's Report on Form 8-K dated October 23, 2003, reported third quarter financial results, the declaration of a regular quarterly cash dividend and announced planned restatements of previously reported financial statements.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           WAYPOINT FINANCIAL CORP.
                                 (Registrant)


                    By       /s/ David E. Zuern
                        --------------------------------
                              David E. Zuern,
                               President and
                            Chief Executive Officer

                    By       /s/ James H. Moss
                        --------------------------------
                               James H. Moss,
                        Senior Executive Vice President
                          and Chief Financial Officer

Dated: November 14, 2003