Form 10-K
period 2003-12-31
WAYPOINT FINANCIAL CORP
filed 2004-03-12
CIK 1034650

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     As of February 24, 2004, there were issued and outstanding 33,293,086 shares of the Registrant's Common Stock.

     The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Common Stock as of February 24, 2004 was approximately $757.7 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

     1. Sections of the Proxy Statement for the 2004 Annual Meeting of Stockholders (Part III).
===============================================================================

                                     PART I

ITEM 1.   BUSINESS

GENERAL

    Waypoint Financial Corp. ("Waypoint Financial") was organized in 2000 as part of the mutual-to-stock conversion of Harris Financial, MHC and the merger of Harris Financial, Inc. and York Financial Corp. In the conversion and merger, Waypoint Financial succeeded the operations of Harris Financial and York Financial, and became the holding company for Harris Savings Bank and York Federal Savings and Loan Association. Waypoint Financial's assets consist primarily of 100% of the outstanding shares of Waypoint Bank.

    During the period since its inception, Waypoint Financial has engaged in a business transition to transform the combined operations of two thrift institutions into a single diversified financial services company. Waypoint Bank has built the infrastructure to support a broad range of commercial services to clients ranging from small business owners up to large locally-based corporations. Waypoint Bank offers traditional commercial business loans, commercial real estate loans, commercial deposit products and a full range of commercial services. Waypoint Bank also offers a broad range of consumer loans, mortgage loans, retail deposit products, and a broad spectrum of retail banking services to individuals.

    Waypoint Financial has also expanded its financial service offerings to include insurance sales and insurance brokerage services, employee benefit plan services, trust and asset management services, and investment brokerage services. Waypoint Financial provides its insurance and investment brokerage offerings through its wholly-owned subsidiaries Waypoint Insurance Group and Waypoint Brokerage Services, Inc. Trust and asset management services are offered through Waypoint Trust and Investment Group, a division of Waypoint Bank.

    On March 9, 2004, Waypoint Financial announced that Sovereign Bancorp, Inc., parent company of Sovereign Bank, has reached a definitive agreement to acquire Waypoint Financial. The transaction is valued at approximately $980 million. The acquisition will be accounted for using the purchase method of accounting and each share of Waypoint common stock will be entitled to receive $28.00 in cash,
1.262 shares of Sovereign common stock, or a combination thereof per share, subject to election and allocation procedures which are intended to ensure that, in the aggregate, 70% of the Waypoint shares will be exchanged for Sovereign common stock and 30% will be exchanged for cash. The transaction is expected to close during the fourth quarter of 2004, and is subject to approval by various regulatory agencies and Waypoint shareholders.

MARKET AREA

     Waypoint Financial is headquartered in Harrisburg, Pennsylvania and conducts its business through 65 offices, including 57 offices located in Dauphin, York, Cumberland, Lancaster, Lebanon, Adams, and Centre Counties, and 8 offices in Maryland that include Harford, Washington, and Baltimore Counties. Waypoint Financial also maintains all of its support operations within its market area. Waypoint Financial's insurance subsidiary, Waypoint Insurance Group, operates through offices in York, Mechanicsburg, and Camp Hill, Pennsylvania.

     Waypoint Financial's market area includes a mixture of rural, suburban and urban markets, with the Harrisburg Metropolitan Statistical Area being the most populous and more urban of the markets served by Waypoint Bank. Given the wide-ranging presence of the branch network, the market area of Waypoint Bank has a fairly diversified economy, with services, wholesale/retail trade, distribution, manufacturing, and state and local government constituting the basis of the economy.

COMPETITION

      Waypoint Financial faces intense competition in its primary market area for commercial and retail banking products and services. Waypoint Financial's most direct competition for deposits comes from commercial banks and savings banks operating in its primary market area, credit unions, and from other financial services companies, such as brokerage firms, and insurance companies and the mutual fund industry. Waypoint Financial also faces significant competition for investors' funds from short-term money market securities, corporate securities and government securities.

      Waypoint Financial faces significant competition for loans from commercial banks and savings banks in its market area, and from other financial service providers, such as mortgage companies and mortgage brokers. Competition increased during recent years as a result of regulations easing restrictions on entry into the financial services market by insurance companies and securities firms. Moreover, since these changes permit banks, securities firms and insurance companies to affiliate, the financial services industry could experience further consolidation. Competition for deposits, for the origination of loans and the provision of other financial services may limit Waypoint Financial's growth and adversely impact its profitability in the future.

LOANS

    Loan Portfolio Analysis. The following table sets forth the composition of Waypoint Financial's loan portfolio at the dates indicated. Waypoint Financial had no concentration of loans exceeding 10% of total gross loans other than as disclosed below.

                                                                          AT DECEMBER 31
                             ------------------------------------------------------------------------------------------------------
                                     2003                 2002                  2001               2000               1999
                             ------------------   -------------------   ------------------- ------------------  -------------------
                              AMOUNT    PERCENT      AMOUNT   PERCENT     AMOUNT    PERCENT   AMOUNT   PERCENT    AMOUNT   PERCENT
                             --------- -- -----   ----------  -------   ----------  ------- ---------  -------  ---------- --------
                                                                       (DOLLARS IN THOUSANDS)
RESIDENTIAL MORTGAGE LOANS:
One-to-four family           $ 347,679    14.33%  $  697,505   29.84%  $1,025,688   41.27%  $1,274,684   48.76% $1,270,998   51.62%
Construction .............      25,500     1.05       23,636    1.01       36,040    1.45       90,712    3.47     103,278    4.19
                             ---------    -----   ----------   -----   ----------   -----   ----------   -----  ----------   -----
                               373,179    15.38      721,141   30.85    1,061,728   42.72    1,365,396   52.23   1,374,276   55.81
Less:
 Unearned premiums .......           6     --             95    --            159    0.01          210    0.01         296    0.01
 Net deferred loan
    origination fees .....       2,321     0.10        3,616    0.15        5,116    0.21        4,491    0.17       4,943    0.20
                             ---------    -----   ----------   -----   ----------   -----   ----------   -----  ----------   -----

        Total residential
          mortgage loans..     370,852    15.29      717,430   30.69    1,056,453   42.51    1,360,695   52.05   1,369,037   55.60
                             ---------    -----   ----------   -----   ----------   -----   ----------   -----  ----------   -----

Commercial loans:
Commercial real estate....     651,139    26.84      533,088   22.80      484,894   19.51      396,125   15.15     339,165   13.77
Commercial business.......     343,129    14.14      307,655   13.16      272,389   10.96      234,837    8.98     190,839    7.75
Construction and site
  development ............     103,611     4.27       53,774    2.30       25,428    1.02       11,840    0.45      14,203    0.58
                             ---------    -----   ----------   -----   ----------   -----   ----------   -----  ----------   -----
                             1,097,879    45.25      894,517   38.27      782,711   31.49      642,802   24.59     544,207   22.10
Less:
 Net deferred loan
    origination fees......       1,853     0.08        1,308    0.06        1,171    0.05          923    0.04         934    0.04
                             ---------    -----   ----------   -----   ----------   -----   ----------   -----  ----------   -----

    Total commercial loans   1,096,026    45.18      893,209   38.21      781,540   31.45      641,879   24.55     543,273   22.06
                             ---------    -----   ----------   -----   ----------   -----   ----------   -----  ----------   -----

Consumer and other loans:
Manufactured housing.....      93,323     3.85      106,098    4.54       97,243    3.91       90,226    3.45      80,164    3.26
Home equity and second
  mortgage ...............     561,937    23.16      360,102   15.40      322,182   12.96      326,024   12.47     231,290    9.39
Indirect automobile.......     174,416     7.19      138,530    5.93      127,258    5.12      117,377    4.49      98,768    4.01
Other(1)..................     106,968     4.41       98,887    4.23       78,075    3.14       55,939    2.14     119,625    4.86
                             ---------    -----   ----------   -----   ----------   -----   ----------   -----  ----------   -----
                               936,644    38.61      703,617   30.10      624,758   25.14      589,566   22.55     529,847   21.52
Plus:
  Deferred dealer costs (2)     23,584     0.97       25,845    1.11       24,721    0.99       23,476    0.90      20,698    0.84
 Net deferred loan
    origination fees......      (1,035)   (0.04)      (2,489)  (0.11)      (2,185)  (0.09)      (1,503)  (0.06)       (534)  (0.02)
                             ---------    -----   ----------   -----   ----------   -----   ----------   -----  ----------   -----

     Total consumer and
       other loans .......     959,193    39.54      726,973   31.10      647,294   26.05      611,539   23.39     550,011   22.34
                             ---------    -----   ----------   -----   ----------   -----   ----------   -----  ----------   -----

Total net loans before
     allowance for loan
     losses ..............   2,426,071   100.00    2,337,612  100.00    2,485,287  100.00    2,614,113  100.00   2,462,321  100.00
                             ---------   ------   ----------  ------   ----------  ------   ----------  ------  ----------  ------

Less:
Allowance for loan losses       28,431                27,506               23,069               22,586              23,127
                            ----------            ----------           ----------           ----------          ----------

LOANS RECEIVABLE, NET ....  $2,397,640            $2,310,106           $2,462,218           $2,591,527          $2,439,194
                            ==========            ==========           ==========           ==========          ==========


----------
(1)  Includes education loans and unsecured personal loans.

(2) Includes costs deferred for indirect auto and manufactured housing loan portfolios.

LOAN MATURITY SCHEDULE

     The following table sets forth information as of December 31, 2003, regarding the dollar amount of loans in Waypoint Financial's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Adjustable or floating rate loans are included in the period in which interest rates are next scheduled to adjust rather than in which they mature, and fixed rate loans are included in the period in which the final contractual repayment is due.

                                                                  OVER ONE    OVER THREE
                                                      WITHIN       THROUGH      THROUGH       OVER      TOTAL AFTER
                                                     ONE YEAR    THREE YEARS   FIVE YEARS   FIVE YEARS    ONE YEAR      TOTAL
                                                     --------    -----------   ----------   ----------    --------      -----
                                                                                     (IN THOUSANDS)
Fixed-Rate Loans:
Residential mortgage loans:
   One-to-four family .........................     $   11,204   $    8,478   $    5,764   $  231,575   $  245,817   $  257,021
   Construction ...............................            127         --           --         25,373       25,373       25,500
                                                    ----------   ----------   ----------   ----------   ----------   ----------
        Total residential mortgage loans ......         11,331        8,478        5,764      256,948      271,190      282,521
Commercial loans:
   Commercial real estate .....................         19,315       15,690       45,206       37,764       98,660      117,975
   Commercial business.........................         11,519       17,938       14,410       16,261       48,609       60,128
   Construction and site development...........           --           --            739        2,026        2,765        2,765
                                                    ----------   ----------   ----------   ----------   ----------   ----------
        Total commercial loans ................         30,834       33,628       60,355       56,051      150,034      180,868
Consumer and other loans:
   Manufactured housing .......................             36          195          859       92,233       93,287       93,323
   Home equity and second mortgage.............         11,152        7,070       11,653      350,468      369,191      380,343
   Indirect automobile and other...............          6,258       51,935      106,406       56,214      214,555      220,813
                                                    ----------   ----------   ----------   ----------   ----------   ----------
        Total consumer and other loans ........         17,446       59,200      118,918      498,915      677,033      694,479
                                                    ----------   ----------   ----------   ----------   ----------   ----------
        Total fixed-rate loans.................         59,611      101,306      185,037      811,914    1,098,257    1,157,868

Adjustable-Rate Loans:
Residential mortgage loans:
   One-to-four family .........................         62,154       24,217        3,997          290       28,504       90,658
                                                    ----------   ----------   ----------   ----------   ----------   ----------
        Total residential mortgage loans.......         62,154       24,217        3,997          290       28,504       90,658
Commercial loans:
   Commercial real estate .....................        292,301       77,324      146,388       17,151      240,863      533,164
   Commercial business ........................        231,853        5,745       22,867       22,536       51,148      283,001
   Construction and site development ..........         93,586        1,982        3,598        1,680        7,260      100,846
                                                    ----------   ----------   ----------   ----------   ----------   ----------
        Total commercial loans.................        617,740       85,051      172,853       41,367      299,271      917,011
Consumer and other loans:
   Home equity and second mortgage.............        181,594         --           --           --           --        181,594
   Other ......................................         58,923        1,615           33         --          1,648       60,571
                                                    ----------   ----------   ----------   ----------   ----------   ----------
        Total consumer and other loans.........        240,517        1,615           33         --          1,648      242,165
                                                    ----------   ----------   ----------   ----------   ----------   ----------
        Total adjustable-rate loans............        920,411      110,883      176,883       41,657      329,423    1,249,834
                                                    ----------   ----------   ----------   ----------   ----------   ----------
Loans receivable, gross .......................     $  980,022   $  212,189   $  361,920   $  853,571   $1,427,680   $2,407,702
                                                    ==========   ==========   ==========   ==========   ==========   ==========



    The following table sets forth the dollar amount of all loans maturing or repricing after December 31, 2004 that have predetermined interest rates and have floating or adjustable interest rates.



                                PREDETERMINED       FLOATING OR
                                    RATES         ADJUSTABLE RATES      TOTAL
                                  ----------        ----------        ----------
                                                   (IN THOUSANDS)
Residential mortgage loans .....  $  271,190        $   28,504        $  299,694
Commercial loans................     150,034           299,271           449,305
Consumer and other loans........     677,033             1,648           678,681
                                  ----------        ----------        ----------
     Total loans                   1,098,257        $  329,423         1,427,680
                                  ==========        ==========        ==========

RESIDENTIAL MORTGAGE LENDING

    Mortgage lending was the primary business of Waypoint Financial's predecessor thrift institutions. As a part of its transformation to a commercial bank, Waypoint Financial has increased its emphasis on investing in commercial and consumer loans, and decreased its investment in traditional one-to-four family residential real estate loans. Over the last five years, the percentage of Waypoint Bank's loan portfolio that consists of one-to-four family residential real estate loans has decreased significantly, due primarily to increased sales in the secondary market and increased growth in Waypoint Financial's commercial and consumer loan portfolios and residential mortgage loan payoffs driven by historically low interest rates.

      One-to-Four Family Real Estate Loans. Waypoint Financial's predominant residential mortage loan activity is the origination of loans secured by one-to-four family residential real estate located in its market area. For the year ended December 31, 2003, Waypoint Financial sold 97% of its one-to-four family mortgage loan originations. Waypoint Financial sells its production to minimize the risk associated with holding long-term fixed-rate mortgage loan assets. Most one-to-four family loans recently sold by Waypoint Financial have been sold on a non-recourse basis with the servicing rights released. Management anticipates that Waypoint Financial will sell substantially all of the one-to-four family mortgage loans originated in 2004.

      Waypoint Financial also currently offers adjustable-rate mortgage loans with terms of up to 30 years, with an interest rate based on the one year Constant Maturity Treasury Bill index. Interest rate adjustments on such loans are typically limited to a certain amount during any adjustment period and over the life of the loan. Waypoint Financial originated $15.6 million of adjustable-rate loans in 2003 and sold a substantial portion of these loans, generally on a servicing released basis. Waypoint has determined that adjustable-rate loans are not profitable due to the risk of prepayment in a rising rate environment.

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

      In an effort to provide financing for low and moderate-income buyers, Waypoint Financial offers Pennsylvania Housing Finance Agency ("PHFA") mortgage loans to qualified individuals. These loans are offered with fixed rates of interest and terms of up to 30 years, and must be secured by one-to-four family residential property that is occupied by the owner. All of these loans are originated using modified underwriting guidelines, based on rates and terms established by the PHFA. These loans are generally offered with a discounted interest rate (approximately 75 to 100 basis points). All PHFA loans are originated in amounts of up to 95% of the lower of the property's appraised value or the sale price. Private mortgage insurance is required on all such loans. All of these loans are sold on a servicing released basis to the PHFA immediately after loan closing. Waypoint Financial also conducts a "Welcome Home" mortgage loan program in alliance with the Federal Home Loan Mortgage Corp. ("Freddie Mac") that also benefits low and moderate income borrowers. Such loans are originated in amounts up to 100% of the lower of the property's appraised value or sales price. During 2003, Waypoint originated and sold to Freddie Mac $44.7 million in "Welcome Home" loans on a full recourse basis with the servicing rights retained.

      Construction Loans. Waypoint Financial originates construction loans to individuals to acquire lots and construct personal residences. At December 31, 2003, residential construction loans amounted to $51.1 million, and the unadvanced portion of construction loans totaled $25.6 million. Waypoint Financial's residential construction loans generally provide for the payment of variable rate interest during the construction phase, which is usually six months. At the end of the construction phase, the loan converts to a permanent mortgage loan. Before making a commitment to fund a residential construction loan, Waypoint Financial requires an appraisal of the property by an independent licensed appraiser. Waypoint Financial also reviews and inspects each property before disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspection based on the percentage of completion method.

COMMERCIAL BANKING

      Waypoint Financial's Commercial Banking Group offers commercial financial products and services to businesses in its primary market area. The Commercial Banking group originates commercial real estate loans, commercial business loans, and construction and site development loans.

      Commercial Real Estate Loans. Waypoint Financial's commercial real estate loans are generally secured by owner-occupied properties used for business purposes such as small office buildings, industrial facilities or retail facilities primarily located in Waypoint Financial's primary market area. Commercial real estate loans also include properties that are less than 50% occupied by the borrower and are owned primarily for the production of rental income. Although there may be occasional exceptions to the loan policy, commercial real estate underwriting policies provide that such real estate loans may be made in amounts of up to 80% of the lower of cost or appraised value of the property provided such loans comply with Waypoint Financial's current in house loans-to-one-borrower limit. Waypoint Financial's commercial real estate loans may be made with terms of up to ten years, amortization not to exceed 20 years, and with three to five year fixed interest rates or variable interest rates tied to market indices. In evaluating a commercial real estate loan application, Waypoint Financial considers the net operating income of the borrower's business, the borrower's expertise, credit history and profitability and the value of the underlying property. In addition, with respect to commercial real estate rental properties, Waypoint Financial will also consider the term of the lease and the quality of the tenants. Waypoint Financial has generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of cash flow before debt service to debt service) of at least 1.25x. Environmental surveys are required for commercial real estate loans. Generally, commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by principals of the borrower. At December 31, 2003, Waypoint Financial's largest commercial real estate loan, including committed funds, totaled $16.5 million, was secured by a first mortgage lien, and was performing according to its original terms.

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

CONSUMER AND OTHER LOANS

      Waypoint Financial offers a variety of consumer and other loans including home equity and second mortgage loans that are secured by owner-occupied one-to-four family residences, indirect automobile loans and other loans.

      Home Equity and Second Mortgage Loans. Waypoint Bank offers home equity and second mortgage loans, including fixed-term installment loans and home equity lines of credit. At December 31, 2003, unadvanced amounts of home equity lines of credit totaled

$187.7 million on commitments of $370.2 million for an outstanding balance of $182.5 million. The underwriting standards employed by Waypoint Financial for home equity and second mortgage loans include a determination of the applicant's credit history, an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. Home equity lines of credit with adjustable rates of interest are indexed to the prime rate as reported in The Wall Street Journal. Interest rates on home equity lines of credit may be adjusted to no more than 18%. Generally, the maximum loan-to-value ratio on home equity lines of credit, including the outstanding amount of any first mortgage loan, is 90%. Waypoint Financial also offers fixed and variable-rate home equity and second mortgage loans with terms up to 20 years and home equity lines of credit with terms up to 20 years. The loan-to-value ratios of both fixed and variable-rate home equity and second mortgage loans are generally limited to 90% of the appraised value of the real estate collateral adjusted for any first mortgage loans.

    Indirect Auto and Other Consumer Loans. Waypoint Financial originates indirect auto loans through a network of auto dealers, and was actively doing business with approximately 115 dealers at December 31, 2003. No one dealership originated more than 10% of the loan balances outstanding in Waypoint Financial's portfolio at December 31, 2003. In developing its network, Waypoint Financial has continued to focus on dealers in its market area. A consumer lending sales officer has been dedicated full time to serve dealers in order to expand on those relationships and to develop potential new dealer relationships. The growth of the dealer network has been achieved through an emphasis on quality service and the development of long-term relationships with the owners and managers of the dealerships. Waypoint Financial does not currently engage in auto lease financing. Waypoint Financial makes indirect auto loans to purchase both new and used cars.

      In connection with the origination of indirect auto loans, the interest rate charged to the borrower on the underlying loan is generally one to two percentage points higher than the "buy rate" or rate earned by Waypoint Financial. The difference between the two rates is referred to as the "spread." At loan inception, the dollar value of the spread over the contractual term of the loan is prepaid by Waypoint Financial to the auto dealer. Such prepaid amounts are generally subject to rebate to Waypoint Financial in the event the underlying loan is prepaid in the first three months up to the life of the loan, depending on the contract, or goes into default resulting in a repossession. The risk of loss of amounts previously advanced to the dealer primarily depends upon loan performance but also depends upon the financial condition of the dealer. Consequently, the dealer's ability to refund any portion of the prepaid interest, which is unearned, is subject to economic conditions, generally, and the financial condition of the dealer. Since Waypoint Financial began indirect auto lending, it has written off only an insignificant amount of interest spread prepaid to dealers where the dealer failed to refund any portion of unearned prepaid interest. At December 31, 2003, Waypoint Financial's unearned prepaid interest (deferred dealer costs) on indirect auto loans totaled $4.9 million.

    Manufactured Housing Loans. During 2002, Waypoint Financial ceased the origination of manufactured housing loans through third-party service companies after concluding that this lending method did not meet Waypoint profitability requirements. Waypoint did not incur any losses as a result of curtailing this lending operation. At December 31, 2003, Waypoint Financial had in its portfolio manufactured housing loans totaling $93.3 million, or 3.9% of gross loans.

    Prior to the curtailment of this lending operation, each manufactured housing loan originated was acquired by Waypoint Financial at a premium to its net asset value. The premium paid to acquire each loan was capitalized and amortized as a yield adjustment over the term of the loan. One-third of the premium was advanced to the service company when a contract was purchased. The remaining two-thirds of the service fee was deposited into interest-bearing reserve accounts which are held on deposit at Waypoint Financial with restricted access. The amounts held in the reserve accounts are used for potential losses on a manufactured home loan and to recapture the unearned service fee due from the service company in the event of a payoff of a loan prior to its scheduled maturity. A service company's fee is fully earned only when a loan reaches full maturity. At December 31, 2003, Waypoint Financial's deferred premium (deferred dealer costs) on manufactured housing loans totaled $18.7 million and amounts held in reserve accounts totaled $8.0 million.

      Loans to One Borrower. Waypoint Financial has an internal limitation on the amount of loans (includes commitments and extensions of credit) that it will extend to an individual borrower. In addition, banking regulations establish a maximum amount that may be loaned by Waypoint Bank to an individual or related group of borrowers. At December 31, 2003, Waypoint Financial's policy is a $10.0 million limit on loans to a single borrower, unless the appropriate approval requirements are met as set forth in the loan policy. Waypoint Bank's statutory limit on loans to one borrower or related group of borrowers was $64.8 million. As of December 31, 2003, Waypoint Financial's largest lending relationship, including committed but undisbursed funds and the borrower's related interests, was approximately $34.5 million, and Waypoint Financial had a total of 27 other lending relationships that exceeded $10.0 million. As of December 31, 2003, all such loans were performing according to their original contractual terms.

      Loan Approval Procedures and Authority. Waypoint Financial's lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by Waypoint Financial's Board of Directors and management. The Board of Directors has designated certain individuals of Waypoint Financial to consider and approve loans within their designated authority.

       All one-to-four family mortgage loans secured by the borrower's primary residence and all residential construction and second mortgage loans and home equity lines of credit may be approved by any two designated individuals.

      All commercial loans, including commercial real estate loans, multi-family loans, commercial construction and development loans and commercial business loans in amounts of up to $10.0 million may be approved by two designated individuals. All commercial loans in excess of $10.0 million and up to $20.0 million require the approval of Waypoint Financial's loan committee and the Chief Executive Officer. All commercial loans in excess of $20.0 million require the majority approval of the executive committee of the Board of Directors or the full Board of Directors.

     Consumer loans, automobile loans and unsecured personal loans may be approved by either one or two designated individuals depending on the amount of the loan.

    Loan Originations, Purchases and Sales. Waypoint Financial's mortgage lending activities are conducted by its salaried and commissioned loan personnel. Currently, Waypoint Financial uses 25 loan originators who solicit and originate mortgage loans on behalf of Waypoint Financial. These loan officers accounted for substantially all of the mortgage loans originated by Waypoint Financial during 2003. Loan officers are compensated by a commission. All loans originated by the loan officers are underwritten in conformity with Waypoint Financial's loan underwriting policies and procedures as well as agency and investor guidelines. At December 31, 2003, Waypoint Financial serviced $340.9 million of loans for others. Waypoint Financial did not purchase any loans during the five-year period ended December 31, 2003.

      The following table sets forth Waypoint Financial's gross loan originations and loans sold for the periods indicated.

                                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                ----------------------------------------------------------------------------------
                                                   2003              2002              2001              2000             1999
                                                ----------        ----------        ----------        ----------        ----------
                                                                                  (IN THOUSANDS)
Loans originated:
Residential mortgage loans:
   One-to-four family ........................  $  409,714        $  309,722        $  226,589        $  144,938        $  279,040
   Construction...............................      49,190            80,951            94,723           199,187           336,163
   Other .....................................          --                --                --                --             6,100
                                                ----------        ----------        ----------        ----------        ----------
        Total residential mortgage loans .....     458,904           390,673           321,312           344,125           621,303
Commercial loans:
   Commercial real estate ....................     306,340           206,071           168,472           133,822           165,737
   Commercial business .......................     193,762           165,392           151,956           172,219           224,694
   Construction and site development..........      59,206             8,432            28,367            29,150            24,871
                                                ----------        ----------        ----------        ----------        ----------
        Total commercial loans ...............     559,308           379,895           348,795           335,191           415,302
Consumer and other loans:
   Manufactured housing ......................         817            22,803            18,028            20,467            26,300
   Home equity and second mortgage (a)........     399,584           110,293            91,817           112,104           129,239
   Indirect automobile .......................     113,767            78,897            67,165            60,609            91,685
   Other......................................      31,907            22,848            42,094            38,748            68,875
                                                ----------        ----------        ----------        ----------        ----------
        Total consumer loans..................     546,075           234,841           219,104           231,928           316,099
                                                ----------        ----------        ----------        ----------        ----------
        Total loans originated................  $1,564,287        $1,005,409        $  889,211        $  911,244        $1,352,704
                                                ==========        ==========        ==========        ==========        ==========
Loans sold:
Residential mortgage loans:
   One-to-four family.........................  $  456,408        $  382,861        $  237,853        $  251,097        $  325,158


(a) Home equity and second mortgage loans were significantly higher than prior years in part because Waypoint Financial offered discounted pricing to consumers in an effort to capture some of the mortgage loan runoff.

      Loan Commitments. Waypoint Financial issues loan commitments to prospective borrowers conditioned on the occurrence of certain events. Commitments are made in writing on specified terms and conditions and are generally honored for up to 60 days from approval. At December 31, 2003, Waypoint Financial had loan commitments and unadvanced loans and lines of credit totaling $709.3 million.

      Loan Fees. In addition to interest earned on loans, Waypoint Financial receives income from fees derived from loan originations, loan modifications, late payments and for miscellaneous services related to its loans. Income from these activities varies from period to period depending upon the volume and type of loans made and competitive conditions.

      Waypoint Financial charges loan origination fees which are calculated as a percentage of the amount borrowed. As required by applicable accounting principles, loan origination fees, discount points and certain loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. At December 31, 2003, Waypoint Financial had approximately $5.2 million of net deferred loan fees. Waypoint Financial amortized $2.1 million of net deferred loan fees during the year ended December 31, 2003.

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

      Management informs the Board of Directors monthly of the amount of loans delinquent more than 30 days and all foreclosed and repossessed property that Waypoint Financial owns. Waypoint Financial ceases accruing interest on commercial and mortgage loans when principal or interest payments are delinquent 90 days or more, and consumer loans at 120 days delinquency, unless management determines the loan principal and interest to be fully secured and in the process of collection. Once the accrual of interest on a loan is discontinued, all interest previously accrued is reversed against current period interest income.

    At December 31, 2003 and 2002, Waypoint Financial had recorded investments in impaired loans of $8.7 million and $10.2 million, respectively. At December 31, 2003 and 2002, allowance for loan losses had an allocation of $2.2 million and $5.4 million, respectively, for impaired loans.

      Non-Performing Assets. The following table sets forth information regarding non-accrual loans, accruing loans delinquent 90 days or more, other non-performing assets and restructured loans at the dates indicated:

                                                                                    AT DECEMBER 31,
                                                        -----------------------------------------------------------------------
                                                          2003            2002            2001            2000            1999
                                                        -------         -------         -------         -------         -------
                                                                                    (IN THOUSANDS)
Non-accrual residential mortgage loans ...............  $   443         $   792         $ 1,345         $   540         $   263
Non-accrual commercial loans .........................    8,173           9,331           6,185           4,552           9,280
Non-accrual other loans...............................       90             126             706             604             727
                                                        -------         -------         -------         -------         -------
     Total non-accrual loans (1)......................    8,706          10,249           8,236           5,696          10,270
Loans 90 days or more delinquent
  and still accruing .................................    9,498           9,743          14,660          17,481          13,279
                                                        -------         -------         -------         -------         -------
     Total non-performing loans ......................   18,204          19,992          22,896          23,177          23,549
     Total foreclosed other assets....................      313             505             666             861           1,149
     Total foreclosed real estate.....................      472             492             804           3,086           3,754
                                                        -------         -------         -------         -------         -------
Total non-performing assets...........................  $18,989         $20,989         $24,366         $27,124         $28,452
                                                        =======         =======         =======         =======         =======

Total non-performing loans to total loans (2).........     0.76%           0.86%           0.92%           0.89%           0.96%
                                                        =======         =======         =======         =======         =======

Total non-performing loans and
  foreclosed real estate to total assets..............     0.36%           0.39%           0.45%           0.57%           0.65%
                                                        =======         =======         =======         =======         =======

------------------

(1) Waypoint Financial would have recorded additional interest income on non-accrual loans, had they been current, of $0.6 million, $0.4 million, and $0.3 million in 2003, 2002 and 2001, respectively.

(2)  Total loans excludes loans held for sale.

    As of December 31, 2003, Waypoint Financial did not hold any nonaccruing loan with a carrying value in excess of $1.0 million. One commercial borrower, however, maintained three nonaccruing loans with a combined carrying value of $2.5 million.

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

      Asset Classification. Banking regulators have adopted various regulations and practices regarding problem assets of savings institutions. Under such regulations, federal and state examiners have authority to identify problem assets during examinations and, if appropriate, require their classification. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, it is charged off in the quarter in which it is so classified. All or a portion of general loan loss allowances established to cover probable losses related to assets classified substandard or doubtful can be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated "special mention." Waypoint Financial performs an internal analysis of its loan portfolio and assets to classify such loans and assets similar to the manner in which such loans and assets are classified by the federal banking regulators. In addition, Waypoint Financial regularly analyzes the losses inherent in its loan portfolio and its nonperforming loans in determining the appropriate level of the allowance for loan losses.

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

                                                           AT AND FOR THE FISCAL YEARS ENDED DECEMBER 31,
                                         --------------------------------------------------------------------------------
                                           2003              2002              2001              2000               1999
                                         --------          --------          --------          --------          --------
                                                                                (IN THOUSANDS)
Balance at beginning of period........   $ 27,506          $ 23,069          $ 22,586          $ 23,127          $ 19,891
Pooling adjustment to conform
  accounting periods .................         --                --                --               234                --
Provision for loan losses.............      7,513            10,840             6,996             5,070             4,840
Provision component related to
  unfunded commitments................         --                --                --                --               617
Charge-offs:
     Residential mortgage loans.......       (595)             (853)             (739)           (1,168)           (1,289)
     Commercial loans.................     (2,732)           (2,766)           (2,770)           (2,482)              (50)
     Consumer and other loans.........     (4,596)           (4,257)           (4,545)           (2,962)           (1,364)
                                         --------          --------          --------          --------          --------
          Total charge-offs ..........     (7,923)           (7,876)           (8,054)           (6,612)           (2,703)
Recoveries:
     Residential mortgage loans.......        139               275                50               161               262
     Commercial loans ................        389               374               465                24                85
     Consumer and other loans.........        807               824             1,026               582               135
                                         --------          --------          --------          --------          --------
          Total recoveries............      1,335             1,473             1,541               767               482
                                         --------          --------          --------          --------          --------
Balance at the end of period..........   $ 28,431          $ 27,506          $ 23,069          $ 22,586          $ 23,127
                                         ========          ========          ========          ========          ========

Net charge-offs to average loans
  outstanding.........................       0.27%             0.27%             0.25%             0.22%             0.10%
                                         ========          ========          ========          ========          ========

Allowance for loan losses to total
  loans ..............................       1.17%             1.18%             0.93%             0.86%             0.94%
                                         ========          ========          ========          ========          ========

Allowance for loan losses to non-
  performing loans ...................     156.18%           137.59%           100.76%            97.45%            98.21%
                                         ========          ========          ========          ========          ========

    Allocation of the Allowance for Loan Losses. The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated. Due to a change in methodology, there is no general portion of the allowance at December 31, 2003. The allocation of the allowance to each category is not intended to imply that actual future charge-offs will necessarily follow the same pattern or that any portion of the allowance is restricted.


                                                                AT DECEMBER 31,
                    -------------------------------------------------------------------------------------------------------
                          2003                 2002                 2001                  2000                  1999
                    ------------------  -------------------    -----------------    -----------------    ------------------
                              PERCENT              PERCENT              PERCENT              PERCENT                PERCENT
                              OF TOTAL             OF TOTAL              TOTAL               OF TOTAL              OF TOTAL
                     AMOUNT   RESERVES  AMOUNT     RESERVES    AMOUNT   RESERVES    AMOUNT   RESERVES    AMOUNT    RESERVES
                    -------    ------   ------     --------    ------   --------    ------   --------    ------    --------
                                               (DOLLARS IN THOUSANDS)
Residential
   mortgage loans.. $ 1,099      3.86%  $ 1,201       4.37%    $ 1,867     8.09%    $ 2,165     9.59%    $ 5,250     22.70%
Commercial loans...  20,455     71.95    19,235      69.93      15,722    68.15      14,625    64.75      10,949     47.34
Consumer and
   other loans.....   6,877     24.19     4,424      16.08       4,529    19.64       4,178    18.50       4,112     17.78
General............      --        --     2,646       9.62         951     4.12       1,618     7.16       2,816     12.18
                    -------    ------   -------     ------     -------   ------     -------   ------     -------    ------
 Total............. $28,431    100.00%  $27,506     100.00%    $23,069   100.00%    $22,586   100.00%    $23,127    100.00%
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

      Waypoint Financial's investment strategies incorporate a leveraged investment program to increase net income and deploy capital that is not committed for other uses by Waypoint Financial in the near term. Such alternative uses of capital include, but are not limited to, loan growth, branch network expansion, stock repurchases, and merger and acquisition investments. Waypoint Financial restricts the leveraged investment program in a manner to generate liquidity should capital be required for these or other alternative uses. Waypoint Financial's investment leverage program generates net interest income through the acquisition of securities that meet all policy guidelines and generally are funded by matched-maturity borrowings. Beginning in the third quarter of 2003, Waypoint Financial has adopted a strategy of decreasing its leveraged investment portfolio in conjunction with commercial and consumer loan growth. The result of this strategy of replacing wholesale investments and borrowings with loans and deposits will be to improve net interest margin.

        Following are selected financial highlights related to Waypoint Financial's leveraged investment program for the years ended December 31, 2003, 2002, and 2001:

                                                                2003                  2002                  2001
                                                         ------------------    ------------------    ------------------
         Average leveraged investment balance                $1,302,217            $1,214,668            $1,021,017
         Contribution to net interest margin                  $  21,688             $  16,479             $  11,570
         Net interest margin including leverage                   2.36%                 2.57%                 2.43%
         Net interest margin excluding leverage                   2.59%                 2.95%                 2.77%
         Efficiency ratio including leverage                     58.97%                53.32%                56.32%
         Efficiency ratio excluding leverage                     68.38%                59.35%                61.19%

INVESTMENT PORTFOLIO

      Securities can be classified as trading, held to maturity, or available for sale at the date of purchase. At December 31, 2003, Waypoint Financial held $3.7 million of securities classified as trading, with all of these securities held in Rabbi Trust arrangements associated with deferred compensation plans. At December 31, 2003, all of Waypoint Financial's remaining securities were classified as "available-for-sale." Effective January 1, 2001, in conjunction with the adoption of SFAS 133, Waypoint Financial transferred all of the securities from its held-to-maturity portfolio to its available-for-sale portfolio. The held-to-maturity portfolio was recorded at $22.7 million as of December 31, 2000. At the time of transfer, the market value of this portfolio was $22.2 million resulting in an unrecognized loss upon transfer of $0.5 million, which was recorded as a reduction in other comprehensive income.

     Waypoint Financial also invests significantly in mortgage-backed securities, including primarily floating-rate and fixed-rate collateralized mortgage obligations. A portion of the mortgage-backed securities is directly insured or guaranteed by Freddie Mac and Fannie Mae. Waypoint Financial also maintains a substantial investment in "private label" collateralized mortgage obligations (i.e., non-agency collateralized mortgage obligations). Private-issue collateralized mortgage obligations carry higher credit risks than collateralized mortgage obligations insured or guaranteed by agencies of the U.S. Government. Waypoint Financial invests only in private-issue collateralized mortgage obligations rated "AA" or better at the time of purchase and management believes the higher yields associated with these instruments have amply compensated Waypoint Financial for the incremental increase in risks assumed relative to investments in U.S. Government-backed collateralized mortgage obligations.

    Waypoint Financial invests in a large variety of mortgage-backed securities, including balloon and fixed-rate certificates. Waypoint Financial generally purchases sequential or planned amortization class collateralized mortgage obligations. Waypoint Financial also maintains a significant portfolio of tax-advantaged instruments. The remainder of the investment portfolio is invested in U.S. government and agency instruments, corporate bonds (primarily investment grade Trust-Preferred issues of major financial institutions rated by Standard & Poors or Moody's), municipal securities, equity securities and asset-backed securities.

    At December 31, 2003, over 87% of the securities in Waypoint Financial's investment portfolio were rated "AAA," with the remainder rated "AA", "A", "BBB", or non-rated equities. Waypoint Financial's securities also carry market risk insofar as increases in market rates of interest may cause a decrease in their market values. They also carry pre-payment risk, insofar as they may be called or repaid before maturity in times of low market interest rates, so that Waypoint Financial may have to invest the funds at a lower interest rate. The marketable equities securities portfolio also carries equity-price risk in that, if equity prices decline due to unfavorable market conditions or other factors, Waypoint Financial's capital would decrease.

      The following table sets forth the amortized cost and fair value of marketable securities at the dates indicated.

                                                                              AT DECEMBER 31,
                                             ---------------------------------------------------------------------------------
                                                        2003                       2002                          2001
                                             ------------------------  ----------------------------    -----------------------
                                              AMORTIZED       FAIR      AMORTIZED           FAIR        AMORTIZED       FAIR
                                                COST          VALUE       COST              VALUE         COST         VALUE
                                             ----------    ----------  ----------        ----------    ----------    ----------
                                                                           (DOLLARS IN THOUSANDS)
Available for sale:
   U.S. Government and agencies ...........  $  458,029    $  455,859  $  337,316        $  344,769    $  522,531    $  525,358
   Corporate bonds ........................      66,342        61,880      78,089            67,216        89,788        82,675
   Municipal securities ...................      83,201        86,098      94,235            98,710        82,734        83,647
   Equity securities ......................     153,708       156,114     125,173           130,926       118,392       124,350
   Asset-backed securities ................          --            --      43,677            44,844            --            --
Mortgage-backed securities:
   Commercial mortgage-backed securities...      82,471        82,119      23,599            24,402        10,002        10,000
   Agency PCs & CMOs.......................     933,350       929,937   1,054,131         1,060,850       852,239       846,720
   Private issue CMOs......................     722,617       714,071     905,110           910,588       784,491       787,463
                                             ----------    ----------  ----------        ----------    ----------    ----------
        Total mortgage-backed securities...   1,738,438     1,726,127   1,982,840         1,995,840     1,646,732     1,644,183
                                             ----------    ----------  ----------        ----------    ----------    ----------
        Total securities available for sale  $2,499,718    $2,486,078  $2,661,330        $2,682,305    $2,460,177    $2,460,213
                                             ----------    ----------  ----------        ----------    ----------    ----------

Trading:
   Rabbi Trust deferred compensation
      investments..........................  $    3,434    $    3,692  $       --        $       --    $       --    $       --
                                             ----------    ----------  ----------        ----------    ----------    ----------
        Total securities trading ..........  $    3,434    $    3,692  $       --        $       --    $       --    $       --
                                             ----------    ----------  ----------        ----------    ----------    ----------
        Total marketable securities........  $2,503,152    $2,489,770  $2,661,330        $2,682,305    $2,460,177    $2,460,213
                                             ==========    ==========  ==========        ==========    ==========    ==========

INVESTMENT PORTFOLIO MATURITIES

      The following table sets forth information regarding the scheduled maturities, carrying values, and average yields for Waypoint Financial's available-for-sale and trading investment securities at December 31, 2003.


                                                                              AT DECEMBER 31, 2003
                                         ------------------------------------------------------------------------------------------
                                                                                  AFTER ONE THROUGH            AFTER FIVE THROUGH
                                                 ONE YEAR OR LESS                    FIVE YEARS                    TEN YEARS
                                         -----------------------------    -----------------------------    ------------------------
                                                             WEIGHTED                          WEIGHTED                  WEIGHTED
                                          AMORTIZED           AVERAGE      AMORTIZED            AVERAGE     AMORTIZED     AVERAGE
                                            COST               YIELD          COST               YIELD         COST        YIELD
                                         ----------         ----------    ----------         ----------    ----------   ----------
                                                                                         (DOLLARS IN THOUSANDS)
Available for sale:
U.S. government and agency
  obligations .........................  $    1,500               5.13%   $  145,670               3.11%   $  155,859         4.49%
Corporate bonds .......................          --                 --            54               0.99            --           --
Municipal securities(2) ...............          --                 --            --                 --         2,774         5.48
Equity(1),(2)..........................          --                 --            --                 --            --           --
Mortgage-backed securities(3):
   Commercial mortgage-backed .........       1,224               3.46         5,367               3.47         7,848         3.48
   Agency CMOs(4)......................     235,652               3.29       637,292               3.46        60,406         4.88
   Private issue CMOs..................      55,280               4.27       194,793               4.60       243,491         4.60
                                         ----------         ----------    ----------         ----------    ----------   ----------
        Total mortgage-backed
            securities.................     292,156               3.48       837,452               3.73       311,745         4.63
                                         ----------         ----------    ----------         ----------    ----------   ----------
        Total available-for-sale
            securities.................  $  293,656               3.49%   $  983,176               3.63%   $  470,378         4.59%
Trading:
Rabbi Trust deferred compensation
   investments (5).....................  $    3,434                 --%   $       --                 --%   $       --           --%
                                         ----------         ----------    ----------         ----------    ----------   ----------
        Total trading
           securities .................  $    3,434                 --%   $       --                 --%   $       --           --%
                                         ----------         ----------    ----------         ----------    ----------   ----------
        Total marketable
           securities .................  $  297,090               3.45%   $  983,176               3.63%   $  470,378         4.59%
                                         ==========         ==========    ==========         ==========    ==========   ==========


                                                               AT DECEMBER 31, 2003
                                         ----------------------------------------------------------------

                                              OVER TEN YEARS                       TOTAL
                                         ------------------------     ------------------------------------
                                                         WEIGHTED                               WEIGHTED
                                         AMORTIZED        AVERAGE    AMORTIZED     MARKET        AVERAGE
                                            COST           YIELD        COST        VALUE         YIELD
                                         ----------    ----------    ----------   ----------   ----------
                                                            (DOLLARS IN THOUSANDS)
Available for sale:
U.S. government and agency
  obligations .........................  $  155,000          2.86%   $  458,029   $  455,859         3.50%
Corporate bonds .......................      66,288          1.80        66,342       61,880         1.80
Municipal securities(2)................      80,427          4.92        83,201       86,098         4.94
Equity(1),(2)..........................     153,708          5.18       153,708      156,114         5.18
Mortgage-backed securities(3):
   Commercial mortgage-backed .........      68,032          3.52        82,471       82,119         3.52
   Agency CMOs(4)......................          --            --       933,350      929,937         3.55
   Private issue CMOs .................     229,053          5.16       722,617      714,071         4.75
                                         ----------    ----------    ----------   ----------   ----------
        Total mortgage-backed
            securities.................     297,085          4.78     1,738,438    1,726,127         4.04
                                         ----------    ----------    ----------   ----------   ----------
        Total available-for-sale
            securities ................  $  752,508          4.22%   $2,499,718   $2,486,078         3.99%
Trading:
Rabbi Trust deferred compensation
   investments (5) ....................  $       --            --%   $    3,434   $    3,692           --%
                                         ----------    ----------    ----------   ----------   ----------
        Total trading
           securities .................  $       --            --%   $    3,434   $    3,692           --%
                                         ----------    ----------    ----------   ----------   ----------
        Total marketable
           securities .................  $  752,508          4.22%   $2,503,152   $2,489,770         3.98%
                                         ==========    ==========    ==========   ==========    ==========


----------
(1)  Includes FHLMC and FNMA stocks.

(2) The yield on municipal obligations and certain equity issues have not been computed on a tax equivalent basis.

(3) Amortized cost on mortgage-backed securities include scheduled principal repayments in each period.

(4) Includes Freddie Mac, Fannie Mae and Ginnie Mae CMOs.

(5) Includes diversified investment holdings in the Waypoint Director and Employee Deferred Compensation Plans.

SOURCES OF FUNDS

      General. Deposits are the preferred source of Waypoint Financial's funds for lending and other investment purposes. In addition to deposits, Waypoint Financial obtains funds from the amortization and prepayment of loans and mortgage-backed securities, the sale or maturity of loans or investment securities, operations, advances from the Federal Home Loan Bank of Pittsburgh and other borrowings. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by market interest rates. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources or on a longer term basis for general business purposes and to fund investments.

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

    While Waypoint Financial does not generally solicit funds outside its primary market area, it does accept brokered deposits as liquidity demands require and costs are favorable versus wholesale borrowing alternatives. Included in Waypoint Financial's time deposits at December 31, 2003, 2002, and 2001 were $283.5 million, $137.7 million, and $205.8 million, respectively, of brokered deposits.

    Average Balance and Costs of Deposits. The following table sets forth the average amount, percentage represented by such amount, and weighted average rate paid on Waypoint Financial's deposits.



                                                               FOR THE YEARS ENDED DECEMBER 31,
                      ------------------------------------------------------------------------------------------------------------
                                     2003                                  2002                                   2001
                      ----------------------------------     ---------------------------------     -------------------------------
                                               WEIGHTED                               WEIGHTED                            WEIGHTED
                      AVERAGE                   AVERAGE       AVERAGE                 AVERAGE        AVERAGE               AVERAGE
                      AMOUNT      PERCENT        COST         AMOUNT      PERCENT       COST          AMOUNT     PERCENT     COST
                     ----------  ----------   ----------     ----------   --------   ----------     ----------  --------   -------
Savings deposits.... $  256,823       10.07%        0.43%    $  240,786       9.53%        1.09%    $  217,134      8.66%     2.08%
Time deposits.......  1,401,607       54.93         3.33      1,503,941      59.53         4.15      1,449,583     57.82      5.53
Transaction and
   money market
   accounts.........    892,954       35.00         0.77        781,763      30.94         0.88        840,392     33.52      2.65
                     ----------  ----------   ----------     ----------   --------   ----------     ----------  --------   -------
     Total.......... $2,551,384      100.00%        2.14%    $2,526,490     100.00%        2.85%    $2,507,109    100.00%     4.27%
                     ==========  ==========   ==========     ==========   ========   ==========     ==========  ========   =======


    Deposits Flow. The following table summarizes the deposit activity for the periods indicated.

                                                           YEAR ENDED DECEMBER 31,
                                               --------------------------------------------------
                                                   2003               2002                2001
                                               -----------        -----------         -----------
                                                                 (IN THOUSANDS)
Beginning balance .........................    $ 2,453,390        $ 2,537,269         $ 2,625,720
Increase (decrease) before interest
  credit ..................................        213,804           (157,091)           (197,637)
Interest credited .........................         53,721             73,212             109,186
                                               -----------        -----------         -----------
Net increase (decrease)....................        267,525           (83,879)             (88,451)
                                               -----------        -----------         -----------
     Ending balance........................    $ 2,720,915        $ 2,453,390         $ 2,537,269
                                               ===========        ===========         ===========

    Relative to its predecessor thift institutions, Waypoint Financial maintains disciplined pricing strategies in managing the deposit portfolio, particularly in time deposits. Waypoint Financial believes such disciplined pricing strategies are critical toward improving profitability.

    Time Deposits by Maturity Schedule. The following table sets forth the amount and maturities of certificates of deposit at December 31, 2003.


                                                                 AMOUNT DUE
                             ----------------------------------------------------------------------------------
WEIGHTED AVERAGE RATE        LESS THAN             1-2              2-3             AFTER 3
---------------------        ONE YEAR             YEARS             YEARS            YEARS              TOTAL
                             ----------        ----------        ----------        ----------        ----------
                                                               (IN THOUSANDS)
2% or less ...............   $  231,632        $   80,104        $   20,386        $  259,631        $  591,753
2.01-3.00% ...............       53,296            32,038            73,844            11,901           171,079
3.01-4.00% ...............      104,054             5,092             6,193            92,105           207,444
4.01-5.00% ...............       66,913            11,034            35,665            69,894           183,506
5.01% or more ............      129,946            15,707            19,017            90,518           255,188
                             ----------        ----------        ----------        ----------        ----------
     Total ...............   $  585,841        $  143,975        $  155,105        $  524,049        $1,408,970
                             ==========        ==========        ==========        ==========        ==========



    Certificates of Deposit of $100,000 and More. The following table presents information as of December 31, 2003, regarding Waypoint Financial's certificates of deposit and other time deposits of $100,000 or more by time remaining until maturity and weighted average rate.

                                                                     WEIGHTED
                                                                     AVERAGE
                                                       AMOUNT(1)       RATE
                                                       --------        ----
          Three months or less ...................     $ 41,836        2.54%
          Over three months through six months ...       18,301        3.89
          Over six months through twelve months ..       21,448        3.63
          Over twelve months .....................       76,120        3.99
                                                       --------        ----
               Total .............................     $157,705        3.54%
                                                       ========        ====

----------
(1) Excludes brokered certificates of deposit.


    Borrowings. Waypoint Financial borrows from wholesale sources to support general corporate purposes and to fund investments. A significant portion of Waypoint Financial's wholesale borrowings are placed with the Federal Home Loan Bank ("FHLB") of Pittsburgh. The FHLB functions as a central reserve bank providing credit for Waypoint Financial and other member financial institutions. As a member, Waypoint Financial is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of a member institution's net worth or on the FHLB's assessment of the institution's creditworthiness. Waypoint Financial's maximum borrowing capacity with the FHLB totaled $2.685 billion at December 31, 2003, with remaining available capacity totaling $857.1 million.

    During 2003, the FHLB of Pittsburgh experienced a substantial decrease in profitability and, as a result, substantially decreased the dividend it pays member banks on its capital stock. The FHLB has not diminished its lending facilities or communicated any intent to do so. Management continues to monitor closely its relationship with the FHLB of Pittsburgh.

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

    The following table sets forth information regarding borrowings by Waypoint Financial at or for the dates indicated.

                                                                             AT OR FOR YEARS ENDED DECEMBER 31,
                                                                      ----------------------------------------------
                                                                         2003              2002              2001
                                                                      ----------        ----------        ----------
                                                                                      (IN THOUSANDS)
Outstanding at end of period:
     FHLB ....................................................       $1,827,627         $2,041,558         $1,842,170
     Repurchase agreements ...................................          278,054            372,897            449,770
     Other ...................................................            5,000                 25                 47
                                                                      ---------         ----------         ----------
             Total ...........................................       $2,110,681         $2,414,480         $2,291,987
                                                                      =========         ==========         ==========

Weighted average rate at end of period:
     FHLB ....................................................             3.91%              3.57%              4.11%
     Repurchase agreements ...................................             2.36               2.58               2.62
     Other ...................................................             2.52               4.75               9.50
             Total ...........................................             3.70%              3.41%              3.82%

Maximum amount outstanding at any month-end during the period:
     FHLB ....................................................       $2,196,871         $2,111,289         $1,870,888
     Repurchase agreements ...................................          385,800            479,344            499,239
     Other ...................................................           10,025             15,025                530
                                                                      ---------         ----------         ----------
             Total ...........................................       $2,592,696         $2,605,658         $2,370,657
                                                                      =========         ==========         ==========

Average amount outstanding during the period:
     FHLB ....................................................       $2,012,703         $1,828,462         $1,616,444
     Repurchase agreements ...................................          332,104            373,266            414,054
     Other ...................................................            3,006              1,072                552
                                                                      ---------         ----------         ----------
             Total ...........................................       $2,347,813         $2,202,800         $2,031,050
                                                                      =========         ==========         ==========

Weighted average rate during the period:
     FHLB ....................................................             3.49%              4.06%              5.28%
     Repurchase agreements ...................................             2.31               2.78               4.29
     Other ...................................................             2.65               2.86               5.47
             Total ...........................................             3.33%              3.85%              5.08%

SUBSIDIARY ACTIVITIES

    Waypoint Financial conducts its business activities primarily through its wholly-owned subsidiary Waypoint Bank, and the following wholly-owned subsidiaries:

    Waypoint Financial Investment Corporation. Waypoint Financial Investment Corporation manages certain investments on behalf of Waypoint Financial.

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

    Waypoint Insurance Group, Inc. Waypoint Insurance Group, Inc. and its consolidated subsidiaries primarily develop custom-tailored executive and employee benefit programs and qualified retirement plans, provide title insurance and settlement services in real estate transactions, and provide a variety of commercial and retail property and casualty insurance services.

    Waypoint Financial's wholly-owned financial institution subsidiary Waypoint Bank, in addition to its own banking operations, also conducts business activities through its direct subsidiaries as follows:

    Waypoint Investment Corporation. Waypoint Investment Corporation engages in investment management services for Waypoint Bank. Waypoint Investment Corporation was created through the merger of Harris Delaware Corporation and York Financial Investment Corporation.

    C.B.L. Service Corporation. C.B.L. Service Corporation engages in financial investment services. The subsidiary is currently inactive and has negligible assets and liabilities.

                                   REGULATION

    Waypoint Bank is examined and supervised extensively by the Office of Thrift Supervision (OTS) and the Federal Deposit Insurance Corporation (FDIC). Under federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy assets, management, earnings, liquidity and sensitivity to market interest rates. Following completion of its examination, the federal agency critiques the institution's operations and assigns a rating (this is known as an institution's CAMELS). Under federal law, an institution may not disclose its CAMELS rating to the public. However, Waypoint Bank has been advised that it is not the subject of regulatory concern as a result of its examination in 2003 by the OTS. Waypoint Bank is also a member of, and owns stock in, the Federal Home Loan Bank of Pittsburgh, which is one of the twelve regional banks in the Federal Home Loan Bank System. This regulation and supervision limits the activities in which Waypoint Bank may engage. Waypoint Bank is also regulated to a lesser extent by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters. The OTS examines Waypoint Bank and prepares reports for the consideration of its board of directors on any operating deficiencies. Waypoint Bank's relationship with its depositors and borrowers is also regulated to a great extent by both federal and state laws, especially in matters concerning the ownership of deposit accounts and the form and content of Waypoint Bank's loan documents. Any change in this regulation, whether by the FDIC, OTS, or Congress, could have a material adverse impact on Waypoint Financial and Waypoint Bank and their operations.

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

    The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the OTS has deferred implementation of the interest rate risk capital charge. At December 31, 2003, Waypoint Bank exceeded each of its capital requirements.

    Loans to One Borrower. Federal savings associations generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus on an unsecured basis. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. As of December 31, 2003, Waypoint Bank was in compliance with its loans-to-one-borrower limitations.

    Qualified Thrift Lender Test. As a federal savings association, Waypoint Bank is required to satisfy a qualified thrift lender test whereby it must maintain at least 65% of its "portfolio assets" in "qualified thrift investments," which consist primarily of residential mortgages and related investments, including mortgage-backed and related securities. "Portfolio assets" generally means total assets less specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used to conduct business. A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. Waypoint Bank met the qualified thrift lender test throughout 2003 as reported in its quarterly Thrift Financial Reports to the OTS.

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

    Liquidity. The OTS requires Waypoint Bank to maintain sufficient liquidity to ensure its safe and sound operation. As of 2001, the OTS no longer requires savings institutions to maintain an average daily balance of liquid assets of at least 4% of its liquidity base.

    Assessments. Federal savings banks are required to pay assessments to the OTS to fund the agency's operations. The general assessments are paid semi-annually, based upon the savings bank's total assets, as reported in the latest quarterly Thrift Financial Report. Waypoint Bank paid assessments totaling $786,000 for the year ending December 31, 2003.

    Community Reinvestment Act and Fair Lending Laws. Federal savings banks have a responsibility under the Community Reinvestment Act (CRA) and related regulations of the OTS to help meet the credit needs of their communities, including low and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution's failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities, and failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice. Waypoint Bank received a satisfactory CRA rating under the current CRA regulations in its most recent federal examination.

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

    Waypoint Bank's authority to extend credit to executive officers, directors and 10% stockholders, as well as entities controlled by these persons, is currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act, by Regulation O, and also by the Sarbanes-Oxley Act of 2002. Among other things, these regulations generally require these loans to be made on terms substantially the same as those offered to unaffiliated individuals and do not involve more than the normal risk of repayment. However, recent regulations now permit executive officers and directors to receive the same terms through benefit or compensation plans that are widely available to other employees, as long as the director or executive officer is not given preferential treatment compared to other participating employees. Regulation O also places individual and aggregate limits on the amount of loans Waypoint Bank may make to these persons based, in part, on Waypoint Bank's capital position, and requires approval procedures to be followed. At December 31, 2003, Waypoint Bank was in compliance with these regulations.

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

INSURANCE OF DEPOSIT ACCOUNTS

    The FDIC has adopted a risk-based deposit insurance assessment system. The FDIC assigns an institution to one of three capital categories, based on the institution's financial information, as of the reporting period ending seven months before the assessment period, and one of three supervisory subcategories within each capital group. The three capital categories are well capitalized, adequately capitalized and undercapitalized. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Assessment rates for SAIF member institutions are determined semi-annually and range from 0% to .27% of deposits, based upon the institution's level of capital and supervisory evaluations. Waypoint Bank's assessment rate for 2003 was 0%, not including the FICO payment discussed below. The FDIC is authorized to raise the assessment rates. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. If this type of action is taken by the FDIC, it could have an adverse effect on the earnings of Waypoint Bank.

    In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the 1980s by Financing Corporation ("FICO") to recapitalize the predecessor to SAIF. The FICO interest payments are paid pro rata by banks and thrifts and amounted to approximately 0.016% of deposits in 2003.

FEDERAL HOME LOAN BANK SYSTEM

    The Federal Home Loan Bank System (FHLB) provides a central credit facility primarily for member institutions. Waypoint Bank, as a member of the FHLB of Pittsburgh, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the FHLB, whichever is greater. As of December 31, 2003, Waypoint Bank was in compliance with this requirement. The FHLB's are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLB's pay to their members and could also result in the FHLB's imposing a higher rate of interest on advances to their members.

FEDERAL RESERVE SYSTEM

    The Federal Reserve Board regulations require savings institutions to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 2003, Waypoint Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.

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

    Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring another savings institution or holding company thereof, without prior written approval of the OTS. It also prohibits the acquisition or retention of, with specified exceptions, more than 5% of a non-subsidiary savings institution, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by Federal law; or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources, future prospects of Waypoint Bank and the institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

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

OTHER LAWS AND REGULATIONS

    State usury and credit laws limit the amount of interest and various other charges collected or contracted by a financial institution on loans. Waypoint Financial's loans are also subject to federal laws applicable to credit transactions, such as the

        - Federal Truth-In-Lending Act, which governs disclosures of credit terms to consumer borrowers;

        - Home Mortgage Disclosure Act, requiring financial institutuions to provide information to enable public officials to determine whether a financial institution is fulfilling its obligations to meet the housing needs of the community it serves;

        - Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibitive factors in extending credit;

        - Real Estate Settlement Procedures Act, which requires lenders to disclose certain information regarding the nature and cost of real estate settlements, and prohibits certain lending practices, as well as limits escrow account amounts in real estate transactions;

        - Fair Credit Reporting Act governing the manner in which consumer debts may be collected by collection agencies; and

        - Various rules and regulations of various federal agencies charged with the implementation of such federal laws.


    Additionally, Waypoint Financial's operations are subject to additional federal laws and regulations, including, without limitation:

        - Privacy provisions of the Gramm-Leach-Bliley Act and related regulations, which require us to maintain privacy policies intended to safeguard customer financial information, to disclose the policies to our customers and to allow customers to "opt out" of having their financial service providers disclose their confidential financial information to non-affiliated third parties, subject to certain exceptions;

        - Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

        - Consumer protection rules for the sale of insurance products by depository institutions, adopted pursuant to the requirements of the Gramm-Leach-Bliley Act; and

        - Title III of the USA Patriot Act, which requires financial institutions to take certain actions to help prevent, detect and prosecute international money laundering and the financing of terrorism.

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

    All savings banks and savings associations may convert to a commercial bank charter, diversify their lending, or be merged into a commercial bank without having to recapture any of their pre-1988 tax bad debt reserve accumulations. However, transactions that would require recapture of the pre-1988 tax bad debt reserve include redemption of Waypoint Bank's stock, payment of dividends or distributions in excess of earnings and profits, or failure by the institution to qualify as a bank for federal income tax purposes. At December 31, 2003, Waypoint Bank had a balance of approximately $35.0 million of pre-1988 bad debt reserves. A deferred tax liability has not been provided on this amount as management does not intend to make distributions, redeem stock or fail certain bank tests that would result in recapture of the reserve.

    Deferred income taxes arise from the recognition of items of income and expense for tax purposes in years different from those in which they are recognized in the consolidated financial statements. Waypoint Financial Corp. accounts for deferred income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," by applying the enacted statutory rates in effect at the balance sheet date to differences between the book basis and the tax basis of assets and liabilities. The resulting deferred-tax liabilities and assets are adjusted to reflect changes in the tax laws.

    Waypoint Financial is subject to the corporate alternative minimum tax to the extent it exceeds Waypoint Financial's regular income tax for the year. The alternative minimum tax will be imposed at the rate of 20% of a specially computed tax base. Included in this base are a number of preference items, including interest on certain tax-exempt bonds, and an "adjusted current earnings" computation which is similar to a tax earnings and profits computation. In addition, for purposes of the alternative minimum tax, the amount of alternative minimum taxable income that may be offset by net operating losses is limited to 90% of alternative minimum taxable income.

STATE TAXATION

    Waypoint Financial is subject to the Pennsylvania corporate net income tax and capital stock and franchise tax and, to a lesser extent, certain taxes of other states. The corporate net income tax rate for 2003 is 9.99% and is imposed on Waypoint Financial's unconsolidated taxable income for federal purposes with certain adjustments. In general, the capital stock tax is a property tax imposed at the rate of approximately .724% (for 2003) of a corporation's capital stock value, which is determined in accordance with a fixed formula based upon average net income and net worth.

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


ITEM 2. PROPERTIES

    Waypoint Financial currently conducts its business through its main office located in Harrisburg, Pennsylvania and 64 additional full-service offices. The aggregate net book value of Waypoint Financial's premises and equipment was $49.8 million at December 31, 2003.

    Waypoint Financial's accounting and record keeping activities are maintained on an in-house data processing system. Waypoint Financial owns data processing equipment it uses for its internal processing needs. The net book value of such data processing equipment and related software at December 31, 2003 was $4.7 million.

ITEM 3. LEGAL PROCEEDINGS

    Waypoint Financial is not involved in any material pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Waypoint Financial had no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2003.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Waypoint Financial common stock trades on the NASDAQ National Market under the symbol "WYPT." As of February 20, 2004, Waypoint Financial had 7,496 stockholders of record. The following table sets forth the high and low sales price for Waypoint Financial common stock and the cash dividends per share for the periods indicated.

                                     HIGH          LOW
                                     SALES         SALES     CASH DIVIDEND
YEAR ENDED DECEMBER 31, 2003         PRICE         PRICE   DECLARED PER SHARE
----------------------------         -----         -----   ------------------
Quarter ended December 31 .........  $22.50        $20.60        $0.120
Quarter ended September 30 ........  $20.22        $16.67        $0.120
Quarter ended June 30 .............  $17.82        $16.53        $0.105
Quarter ended March 31 ............  $17.33        $16.47        $0.105

YEAR ENDED DECEMBER 31, 2002
----------------------------
Quarter ended December 31 .........  $17.84        $14.96        $0.095
Quarter ended September 30 ........  $18.20        $15.43        $0.095
Quarter ended June 30 .............  $18.69        $15.70        $0.095
Quarter ended March 31 ............  $16.10        $13.60        $0.095

    The stock prices and cash dividends reported in the table above have been adjusted to reflect the 5% stock dividend which was distributed August 15, 2003 to shareholders of record on August 1, 2003.

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


                                                                     AT DECEMBER 31,
                                        --------------------------------------------------------------------------
                                            2003            2002           2001            2000            1999
                                            ----            ----           ----            ----            ----
                                                                      (IN THOUSANDS)
SELECTED FINANCIAL CONDITION DATA:
Total assets                            $5,329,902      $5,425,013      $5,375,981      $4,760,213      $4,368,858
Loans receivable, net                    2,397,640       2,310,106       2,462,218       2,591,527       2,439,194
Loans held for sale, net                    17,011          30,328          42,453          18,415           6,061
Marketable securities                    2,587,752       2,792,112       2,552,360       1,877,581       1,648,087
Deposits                                 2,720,915       2,453,390       2,537,269       2,625,720       2,544,598
Borrowings                               2,110,681       2,414,480       2,291,987       1,625,329       1,488,390
Stockholders' equity                       402,233         452,882         482,714         442,398         276,170


                                                                  YEAR ENDED DECEMBER 31,
                                        --------------------------------------------------------------------------
                                            2003            2002           2001            2000            1999
                                            ----            ----           ----            ----            ----
                                                                                     (IN THOUSANDS)
SELECTED OPERATING DATA:
Interest income                         $  250,971      $  281,134      $  325,474      $  324,558      $  284,581
Interest expense                           135,839         157,913         210,129         224,319         184,708
                                        ----------      ----------      ----------      ----------      ----------
Net interest income                        115,132         123,221         115,345         100,239          99,873
Provision for loan losses                    7,513          10,840           6,996           5,070           4,840
                                        ----------      ----------      ----------      ----------      ----------
Net interest income after provision
  for loan losses                          107,619         112,381         108,349          95,169          95,033
Noninterest income                          42,432          38,996          29,966          15,528          16,803
Noninterest expense(6)                      92,910          86,496          81,833          96,323          74,128
                                        ----------      ----------      ----------      ----------      ----------
Income before taxes                         57,141          64,881          56,482          14,374          37,708
Provision for income taxes                  15,654          18,015          17,675           3,817           9,778
                                        ----------      ----------      ----------      ----------      ----------
  Net income                            $   41,487      $   46,866      $   38,807      $   10,557      $   27,930
                                        ==========      ==========      ==========      ==========      ==========


                                                               AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                  --------------------------------------------------------------
                                                      2003         2002         2001         2000         1999
                                                      ----         ----         ----         ----         ----
SELECTED OPERATING RATIOS AND OTHER DATA
PERFORMANCE RATIOS:
Return on average assets (net income divided
   by average total assets)                            0.77%        0.89%        0.77%        0.23%        0.67%
Return on average equity (net income divided
   by average equity)                                  9.95        10.04         8.33         3.75         9.60
Average net interest rate spread(1)                    2.28         2.37         2.12         2.18         2.34
Net interest margin(2)                                 2.36         2.57         2.43         2.36         2.53
Efficiency ratio(3)(7)                                58.97        53.32        56.32        83.20        64.20
Noninterest expense to average assets(7)               1.72         1.65         1.62         2.12         1.77
Noninterest income to average assets                   0.78         0.74         0.59         0.34         0.40
Average interest-earning assets to average
   interest-bearing liabilities                      104.04       106.58       107.23       103.56       104.34

                                                                            AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                              ----------------------------------------------------------------
                                                              2003           2002           2001           2000           1999
                                                              ----           ----           ----           ----           ----
ASSET QUALITY RATIOS:
Non-performing loans to total loans                            0.76%          0.86%          0.92%          0.89%          0.96%
Non-performing loans to total assets                           0.34           0.37           0.43           0.49           0.54
Non-performing assets as a percentage of total assets          0.36           0.39           0.45           0.57           0.65
Non-performing loans and real estate owned
   to total net loans and real estate owned                    0.78           0.89           0.99           1.01           1.12
Allowance for loan losses to total loans                       1.17           1.18           0.93           0.86           0.94
Allowance for loan losses to non-performing loans            156.18         137.59         100.76          97.45          98.21
EQUITY AND DIVIDEND RATIOS:
Tangible capital                                               8.20           7.93           8.75           9.79           6.79
Average equity to average assets                               7.71           8.89           9.21           6.20           6.95
Period end equity to assets                                    7.55           8.35           8.98           9.29           6.33
Dividend payout ratio(4)                                      35.96          31.01          33.19         111.62          43.88
PER SHARE DATA(5):
Basic earnings per share                                $      1.29    $      1.26    $      0.99    $      0.27    $      0.70
Diluted earnings per share                                     1.26           1.23           0.97           0.27           0.69
Dividends per share(8)                                         0.45           0.38           0.32           0.31           0.32
Book value per share                                          12.10          12.43          11.73          10.88           6.86
OTHER DATA:
Number of:
Real estate loans outstanding                                 5,627          8,948         11,525         13,735         14,577
Loans serviced for others                                     5,647          6,297          8,704          9,695         17,653
Deposit accounts                                            286,324        260,256        266,491        281,925        291,836
Full-service offices                                             65             59             58             58             62

-----------
(1) Represents the difference between the average tax-effective yield on interest-earning assets and the average cost of interest-bearing liabilities.

(2) Represents tax-effected net interest income before the provision for loan losses divided by average interest-earning assets.

(3) Efficiency ratio is non-interest expense divided by the sum of net interest income before provision for loan losses and non-interest income.

(4) Represents cash dividends paid per share divided by net income per share.

(5) All per share values have been adjusted to reflect the effect of a 5% stock dividend declared July 17, 2003, and distributed August 15, 2003. In addition, all per share values have been adjusted to reflect the October 2000 exchange of
0.7667 shares of Waypoint Financial common stock for each share of Harris Financial, Inc. common stock and 1.55 shares of Waypoint Financial common stock for each share of York Financial Corp. common stock.

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

(8) Dividends per share for 2000 and 1999 are adjusted to exclude the effect of shares held by Harris Financial, MHC.

    The following tables set forth selected consolidated quarterly financial data of Waypoint Financial Corp. (Waypoint Financial) and its subsidiaries for the periods indicated.

                                                         2003
                                    -----------------------------------------------
                                     FIRST       SECOND        THIRD       FOURTH
                                    QUARTER      QUARTER      QUARTER      QUARTER
                                    -------      -------      -------      -------
                                                     (UNAUDITED)
    Interest income                 $65,809      $64,550      $60,877      $59,735
    Interest expense                 35,337       34,134       33,489       32,879
                                    -------      -------      -------      -------
    Net interest income              30,472       30,416       27,388       26,856
    Provision for loan loss           2,421        2,064        2,014        1,014
    Noninterest income                9,429       10,827       11,495       10,681
    Noninterest expense              21,882       22,772       23,063       25,193
                                    -------      -------      -------      -------
    Income before income taxes       15,598       16,407       13,806       11,330
    Income taxes                      4,286        4,987        3,946        2,435
                                    -------      -------      -------      -------
    Net income                      $11,312      $11,420      $ 9,860      $ 8,895
                                    =======      =======      =======      =======
    Basic earnings per share        $  0.33      $  0.35      $  0.31      $  0.29
                                    -------      -------      -------      -------
    Diluted earnings per share      $  0.33      $  0.34      $  0.30      $  0.28
                                    =======      =======      =======      =======


                                                        2002
                                    -----------------------------------------------
                                     FIRST       SECOND        THIRD       FOURTH
                                    QUARTER      QUARTER      QUARTER      QUARTER
                                    -------      -------      -------      -------
                                                     (UNAUDITED)

    Interest income                 $71,783      $69,854      $69,987      $69,510
    Interest expense                 40,139       39,791       39,459       38,524
                                    -------      -------      -------      -------
    Net interest income              31,644       30,063       30,528       30,986
    Provision for loan loss           2,085        3,585        3,085        2,085
    Noninterest income                7,214       12,745       11,325        7,712
    Noninterest expense              20,694       21,608       21,547       22,647
                                    -------      -------      -------      -------
    Income before income taxes       16,079       17,615       17,221       13,966
    Income taxes                      4,567        5,046        4,930        3,472
                                    -------      -------      -------      -------
    Net income                      $11,512      $12,569      $12,291      $10,494
                                    =======      =======      =======      =======
    Basic earnings per share        $  0.30      $  0.33      $  0.33      $  0.30
                                    -------      -------      -------      -------
    Diluted earnings per share      $  0.30      $  0.32      $  0.32      $  0.29
                                    =======      =======      =======      =======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

    The purpose of this discussion is to provide additional information about Waypoint Financial, its financial condition and results of operations. Readers should refer to the consolidated financial statements and other financial data presented throughout this report to fully understand the following discussion and analysis.


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


II. BUSINESS OVERVIEW

    As discussed in earlier sections of this report, Waypoint Financial competes in the broader financial services industry, but considers its primary business as community banking, including services closely associated with community banking. During 2003, Waypoint Financial achieved growth in its diluted earnings per share ($1.26 in 2003 versus $1.23 in 2002) despite challenging conditions for financial institutions.

    During 2003, financial institutions and their customers faced economic conditions that have generally been characterized as weak. In addition to lackluster economic growth, financial institutions experienced a continuation of decreasing market interest rates. For community banking businesses, this type of environment tends to create downward pressure on net interest margin, which is the primary driver of Waypoint Financial's profitability. Waypoint Financial achieved its growth in per share earnings by leveraging businesses that tend to perform well during periods of lowering rates, such as mortgage banking and consumer lending. The Corporation also maintained momentum in other core businesses that tend to be challenged in this environment, such as commercial lending and deposit gathering. Waypoint Financial also benefited from its expanded financial services activities, most notably its insurance sales and service activities, and from its profitable management of wholesale security and borrowing activities.

    During 2003, Waypoint Financial also conducted significant capital management activities including:

- executed significant common stock repurchases - 3.6 million shares were repurchased, or 10.0% of shares outstanding at December 31, 2002
-   distributed a 5% stock dividend in August
- increased cash dividends declared approximately 18% to $.45 per share in 2003 versus $.38 per share in 2002

    These strategies contributed significantly to the increase in earnings per share and to overall shareholder value without sacrificing Waypoint Financial's status as a well-capitalized financial institution. Waypoint Financial's tangible capital ratio was 8.20% at December 31, 2003, up from 7.93% at December 31, 2002.

    On March 9, 2004, Waypoint Financial announced that Sovereign Bancorp, Inc., parent company of Sovereign Bank, has reached a definitive agreement to acquire Waypoint Financial. See Note 25 in the Notes to Consolidated Financial Statements for additional information on the acquisition.

    In the following sections, we discuss in greater detail Waypoint Financial's critical accounting policies, risk management activities, liquidity, capital resources, operating results, and other information deemed important in evaluating the business performance of the Corporation. Waypoint Financial's financial condition, changes thereto, and other related matters are discussed in greater detail in Part I, which began on page 2 of this report.

III. CRITICAL ACCOUNTING POLICIES

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

       In establishing the allowance for loan losses, loss factors are applied to various pools of outstanding loans. Waypoint Financial segregates the loan portfolio according to risk characteristics (i.e., mortgage loans, home equity and consumer). Loss factors are derived using Waypoint Financial's historical loss experience and regulatory guidelines and may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. Commercial loans are evaluated individually to determine the required allowance for loan losses and to evaluate for potential impairment of such loans under SFAS 114.

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

    Goodwill. As described in Note 10 in the Notes to Consolidated Financial Statements, Waypoint Financial has goodwill that is subject to annual impairment evaluation under SFAS 142. Waypoint Financial applies the market approach under SFAS 142 for impairment measurement which is highly sensitive to underlying assumptions. The banking reporting unit is valued by considering price to earnings and book value multiples for comparable banking institutions. The insurance reporting unit is valued by considering revenue multiples for comparable insurance agency businesses. Changes in assumptions and results due to economic conditions, industry factors and reporting unit performance and cash flow projections could result in different assessments of the fair values of reporting units and could result in impairment charges in the future.

     Benefit Plans. Waypoint Financial maintains compensation and benefit plans for employees and directors. The determination of the Company's obligation and expense for certain benefit plans is dependent upon certain assumptions used by actuaries in calculating such amounts. Key assumptions used in the actuarial valuations include discount rate, expected long-term rate of return on plan assets, plan asset returns in excess of 90-day Treasury yields, mortality, and rates of increase in compensation and health care costs. Actual results could differ from the assumptions and market driven rates may fluctuate. Significant differences in actual experience or significant changes in the assumptions could significantly change estimated plan liabilities and affect Waypoint Financial's financial condition and results of operations. See the Notes to Consolidated Financial Statements for additional discussion on the key assumptions relating to compensation and benefit plans.

    Accounting for Income Taxes. We estimate our income taxes for each of the jurisdictions in which we operate. This involves estimating our actual current income tax payable and assessing temporary differences resulting from differing treatment of items, such as reserves and accruals, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. In assessing the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Significant management judgment is required for purposes of assessing our ability to realize any future benefit from our deferred tax assets. In the event that actual results differ from these estimates or we adjust these estimates in future periods, our operating results and financial position could be materially affected.


IV. FINANCIAL REVIEW

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

     Waypoint Financial also generates non-interest income from banking service and account fees, financial service fees (primarily insurance product sales, benefits consulting fees, trust and asset management fees and brokerage fees), and mortgage banking activities including loan origination and sales and the servicing of loans for others. Noninterest income also includes bank-owned life insurance income, gains and losses on securities available for sale, equity in earnings (losses) of limited partnership interests, and other income incidental to banking. Waypoint Financial's non-interest expenses primarily consist of employee compensation and benefits, occupancy and equipment expense, marketing costs, outside services expense, and other operating expenses. Waypoint Financial's results of operations also are affected by general economic and competitive conditions, changes in market interest rates, government policies and regulations.


V. MARKET RISK AND INTEREST RATE SENSITIVITY MANAGEMENT

      Market risk is the risk of loss from adverse changes in market prices and rates. In an effort to mitigate such risks, management of Waypoint Financial focuses its attention on managing the interest rate sensitivity of assets and liabilities and adjusting the volume of lending, securities, deposit and borrowing activities. Waypoint Financial also uses derivative financial instruments to help manage its interest rate risk. Waypoint Financial's assets and liabilities are not directly exposed to foreign currency or commodity price risk.

      Waypoint Financial's Asset/Liability Committee meets at least once each month to review portfolio interest sensitivity and to prepare acquisition and allocation strategies to maximize earnings and maintain an interest rate sensitivity acceptable level. Waypoint Financial originates for portfolio principally short and intermediate term and adjustable rate loans and sells most long-term fixed rate loan originations. Additionally, Waypoint Financial acquires for its portfolio investment securities categorized as available for sale. The funding sources for these portfolio loans and securities are deposits and borrowings with various maturities.

      The Asset/Liability Committee measures Waypoint Financial's interest rate risk position using simulation analysis. Net interest income fluctuations and the net portfolio value ratio are determined in various interest rate scenarios and monitored against acceptable limits approved by the Board of Directors. Such rate scenarios include "ramped" rate changes adjusting rates in +/- 100 basis point (bp) increments resulting in projected changes to net interest income over the next 12 months and immediate rate shocks resulting in projected net portfolio value ratios as indicated with the comparison of December 31, 2003 to December 31, 2002 in the following table.

                                             DECEMBER 31,
                   --------------------------------------------------------------------
                                 2003                                2002
                   -----------------------------     ----------------------------------
                                        PERCENTAGE CHANGE IN
                   --------------------------------------------------------------------
     CHANGE IN
   INTEREST RATES    NET INTEREST    NET PORTFOLIO   NET INTEREST     NET PORTFOLIO
 (IN BASIS POINTS)     INCOME(1)        RATIO(2)       INCOME(1)         RATIO(2)
 -----------------     ---------        --------       ---------         --------
        +300             6.22%            5.53%           6.95%            5.29%
        +200             4.05             5.85            5.22             5.91
        +100             1.77             6.34            3.62             6.20
           0                -             6.54               -             6.30
        (100)           (3.10)            6.09           (3.45)            5.27
        (200)           (6.63)            5.21           (6.74)            3.72


----------------

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

      Simulation results are influenced by estimates and assumptions for embedded options, prepayment behaviors, pricing strategies and cash flows. Assumptions and estimates used in simulation analysis are inherently subjective and, as a consequence, results will neither precisely estimate net interest income or net portfolio value nor precisely measure the impact of higher or lower interest rates on net interest income or net portfolio value ratio. The results of these simulations are reported to Waypoint Financial's Board of Directors on a monthly basis.


VI. CREDIT RISK

     Waypoint Financial follows a comprehensive loan policy that details credit underwriting, credit management and loan loss provisioning techniques. The policies were presented in detail in the "Loans" section of Item 1. With regard to its marketable securities portfolio, at December 31, 2003, over 87% of the marketable securities in Waypoint Financial's portfolio were rated "AAA", with the remainder rated "AA", "A", "BBB", or non-rated. Waypoint Financial's investment policies were presented in detail in the "Investment Activities" and "Investment Portfolio" sections of Item 1.


VII. CONCENTRATION RISK - GEOGRAPHIC

      Waypoint Financial's market area includes Dauphin, Cumberland, York, Lancaster, Lebanon, Adams and Centre counties in central Pennsylvania and the northern Maryland counties of Harford, Washington, and Baltimore. Substantially all of Waypoint Financial's loans and deposits are dependent on this market area. The central Pennsylvania and northern Maryland area has enjoyed a strong, well-diversified and stable economy for many years. During 2003 and 2002, Waypoint Financial's market, the United States and the leading industrialized nations of the world experienced varying degrees of economic disruption. As of the date of this report, Waypoint Financial's market area and the United States appear to be experiencing improving general economic condition. However, should significant economic stress become evident in its market area, Waypoint Financial's loan and deposit portfolios and operations could be adversely impacted. As of the current date, Waypoint has not experienced significant deterioration in its asset quality or demand for financial services.


VIII. CONCENTRATION RISK - MAJOR CREDITOR

      Waypoint Financial relies on wholesale borrowings to support investments and, to a lesser extent, loan assets. A significant portion of Waypoint Financial's wholesale borrowings are placed with the Federal Home Loan Bank of Pittsburgh (the "FHLB"). If Waypoint Financial's maximum borrowing capacity with the FHLB were to be encumbered in the future, through statutory restrictions that do not exist at this time or through other means, Waypoint Financial would be impacted to some degree. However, given the quality of assets pledged as collateral to support wholesale borrowings, management believes Waypoint Financial would be able to replace its borrowings with other funding sources. Management anticipates that such a shift in funding could result in potential decreases in net interest income. Management is not aware of any contemplated regulatory actions that indicate Waypoint Financial's borrowing capacity at the FHLB might become restricted to less than the maximum capacity.


IX. LIQUIDITY

      The primary purpose of asset/liability management is to maintain adequate liquidity and a desired balance between interest sensitive assets and liabilities. Liquidity management focuses on the ability to meet the cash flow requirements of customers wanting to withdraw or borrow funds for their personal or business needs. Interest rate sensitivity management focuses on consistent net interest income performance in times of fluctuating interest rates. Management must coordinate its management of liquidity and interest rate sensitivity because decisions involving one may influence the other.

      Waypoint Financial meets its liquidity needs through positive operational cashflow and by either reducing its assets or increasing its liabilities. Sources of asset liquidity include short-term investments, securities available for sale, maturing and repaying loans, and monthly cash flows from mortgage-backed securities. Waypoint Financial also meets its liquidity needs by attracting deposits and utilizing borrowing arrangements with the FHLB of Pittsburgh and other borrowing arrangements.

      Deposits represent Waypoint Financial's primary source of funds. Waypoint Financial occasionally uses brokered deposits to supplement other sources of funds to the extent such deposits are determined to have more favorable interest cost and risk characteristics at the time of purchase relative to other sources of funding. During 2003, Waypoint Financial's deposits increased $267.5 million. Primarily because of this deposit growth, Waypoint Financial reduced its other borrowings by $303.8 million.

     Waypoint Financial's principal use of funds is to originate and invest in commercial and consumer loans. Strong sales and marketing efforts and a decreasing interest rate environment during 2003 had a favorable effect on commercial and consumer loan growth. During 2003, commercial loans grew $203.4 million and consumer loans grew $233.0 million. During 2003, Waypoint Financial also repurchased $67.6 million of common stock. Waypoint Financial funded its commercial and consumer loan growth and its stock repurchase with mortgage loan portfolio runoff totaling $348.0 million, a decrease in securities totaling $204.4 million, excess liquidity, and $17.3 million of proceeds from the issuance of trust preferred debentures.

      Contractual Obligations and Off-Balance Sheet Arrangements. Waypoint Financial enters into certain contractual obligations and commitments. These obligations generally relate to funding of operations through borrowering arrangements as well as leases for premises and equipment. As a financial institution, Waypoint Financial also routinely enters into commitments to extend credit, including loan commitments, and performance standby letters of credit. The commitments to extend credit on unused open-end consumer and commercial lines of credit and the commitments to originate loans do not necessarily represent future cash requirements since many of the commitments may expire without being drawn. Such commitments are subject to the same credit policies and approval processes associated with loans made by Waypoint Financial. The sources of liquidity previously discussed are deemed by management to be sufficient to meet contractual obligations and fund unused open-end lines of credit and outstanding loan commitments. The following tables summarize Waypoint Financial's contractual obligations and financial instruments with off-balance sheet risk as of December 31, 2003:


             Contractual Obligations:


                                                                     Payments Due by Period

                                                            Less than                                       After 5
                                             Total          one year       1-3 years        3-5 years        years
----------------------------------------------------------------------------------------------------------------------
                                                                                  (In thousands)
FHLB advances                              $1,827,627      $  429,919      $  199,841      $  467,227      $  730,640
Repurchase agreements                         278,054          76,062         151,992          50,000               -
Other borrowings                                5,000               -               -               -           5,000
Trust preferred debentures                     46,392               -               -               -          46,392
Operating leases                               15,521           1,958           3,257           2,576           7,730
----------------------------------------------------------------------------------------------------------------------
   Total contractual cash obligations      $2,172,594      $  507,939      $  355,090      $  519,803      $  789,762

     Off-Balance Sheet Commitments:

                                                         Amount of commitment expirations per period
                                                 Total       Less than     1-3 years      3-5 years     After 5
                                                amounts      one year                                   years
                                               committed
----------------------------------------------------------------------------------------------------------------------
                                                                             (In thousands)
Unused open-end consumer lines of credit        $195,390      $ 54,530      $  9.225      $  6,432      $125,203
Unused open-end commercial lines of credit       345,413       272,681        38,363        10,208        24,161
Funds available on construction loans             79,743        79,743             -             -             -
Loan originations                                 88,779        88,779             -             -
Loans sales                                       31,822        31,822             -             -             -
Loans sold with recourse                          56,978             4            71           199        56,704
Performance standby letters of credit             83,035        41,358        26,561        15,116             -
----------------------------------------------------------------------------------------------------------------------
   Total off-balance sheet commitments          $881,160      $568,917      $ 74,220      $ 31,955      $206,068



     See the Notes to Consolidated Financial Statements for additional analysis on contractual obligations, commitments and fair value of financial instruments at December 31, 2003.


X. CAPITAL RESOURCES

      The proper management of capital provides the foundation for future asset and profitability growth. Stockholders' equity at December 31, 2003, totaled $402.2 million compared to $452.9 million at December 31, 2002, a decrease of $50.7 million. The decrease in capital resulted primarily from stock repurchases of $67.6 million, by a reduction in the market value of available for sale securities, net of tax effect, of $20.9 million, and cash dividends totaling $14.7 million. These decreases were offset by net income of $41.5 million, by stock option exercises of $5.4 million, by earned ESOP and RRP shares totaling $4.8 million, and a net increase from other activity of $1.1 million.

    Under OTS regulations a savings association must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements. At December 31, 2003, Waypoint Bank exceeded all three minimum capital requirements. Detailed information on Waypoint Financial's capital adequacy is included in the Notes to Consolidated Financial Statements.


XI. DERIVATIVE FINANCIAL INSTRUMENTS

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


XII. ACQUISITIONS

    During 2003 and 2002, Waypoint Financial's business combination activities included the acquisition of privately-held e3 Consulting, Inc., an executive and employee benefits consulting company, and the acquisition of two banking branches located in Chambersburg, Pennsylvania. See the Notes to Consolidated Financial Statements for a detailed discussion of Waypoint Financial's accounting policies for completed acquisitions and for disclosure of the impacts of completed acquisitions on Waypoint Financial's financial condition and results of operations.

RESULTS OF OPERATIONS

XIII. COMPARISON OF RESULTS OF OPERATIONS IN 2003 AND 2002

    Net interest income before provision for loan losses, on a tax-equivalent basis, was $118.2 million for 2003, a decrease of $8.6 million from $126.8 million for 2002. The net interest margin decreased 21 basis points to 2.36% in 2003 from 2.57% in 2002 and the net interest spread between interest-earning assets and interest-bearing liabilities decreased 9 basis points to 2.28% during 2003.

    Table 1 below presents the average asset and liability balances, interest rates, interest income and interest expense for 2003, 2002, and 2001.

TABLE 1 AVERAGE BALANCE SHEETS, RATES AND INTEREST INCOME AND EXPENSE SUMMARY (ALL DOLLAR AMOUNTS PRESENTED IN TABLE ARE IN THOUSANDS)

                                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                                  ---------------------------------------------------------------
                                                                                       2003                             2002
                                                                  -----------------------------------------------  --------------
                                               YIELD/COST AT
                                                DECEMBER 31,         AVERAGE                          AVERAGE         AVERAGE
                                                    2003             BALANCE       INTEREST(2)      YIELD/COST        BALANCE
                                               --------------    --------------  ---------------  --------------  ---------------
                   ASSETS
                   ------
Interest-earning assets:
   Loans, net(1)(5)                                    5.75%        $2,418,147         $146,643         6.04%        $2,414,520
   Marketable securities                               4.02          2,660,371          106,826         4.15          2,570,136
   Other interest-earning assets                       0.91             64,539              583         1.00            61,615
                                               --------------    --------------  ---------------  -------------  ---------------
        Total interest-earning assets                  4.82          5,143,057          254,052         5.01          5,046,271
                                               --------------                    ---------------  -------------
Noninterest-earning assets                                             264,959                                          201,847
                                                                 --------------                                  ---------------
        Total Assets                                                $5,408,016                                       $5,248,118
                                                                 ==============                                  ===============
     LIABILITIES AND
     ---------------
  STOCKHOLDERS' EQUITY
  --------------------
Interest-bearing liabilities:
   Savings deposits                                    0.24          $ 256,823            1,095         0.43          $ 240,786
   Time deposits                                       3.05          1,401,607           46,587         3.33          1,503,941
   Transaction and money market                        0.83            892,954            6,906         0.77            781,763
      deposits
   Escrow                                              0.79              3,234               28         0.87              4,426
   Borrowed funds                                      3.71          2,388,918           81,223         3.40          2,203,831
                                               --------------    --------------  ---------------  -------------  ---------------
        Total interest-bearing liabilities             2.70          4,943,536          135,839         2.73          4,734,747
                                               --------------                    ---------------  -------------
Noninterest-bearing liabilities                                         47,718                                           46,791
                                                                 --------------                                  ---------------
        Total liabilities                                            4,991,254                                        4,781,538
Stockholders' equity                                                   416,762                                          466,580
                                                                 --------------                                  ---------------
        Total liabilities and
           stockholders' equity                                     $5,408,016                                       $5,248,118
                                                                 ==============                                  ===============

Net interest income                                                                     118,213
   Interest rate spread(3)                             2.12%                                            2.28%
                                               ============                                      ===========
Net interest-earning assets                                           $199,521                                        $ 311,524
                                                                 ==============                                  ===============
Net interest margin(4)                                                                                  2.36%
                                                                                                 ===========
Ratio of interest-earning assets
  to interest-bearing liabilities                                        1.04x                                             1.07x
                                                                 ==============                                  ===============
Adjustment to reconcile tax-
  equivalent net interest income to
   net interest income                                                                   (3,081)
                                                                                 ---------------
Net interest income before provision
   for loan losses                                                                    $ 115,132
                                                                                 ===============


                                                                       FOR THE YEARS ENDED DECEMBER 31,
                                               ----------------------------------------------------------------------------------
                                                              2002                                  2001
                                               --------------------------------   -----------------------------------------------

                                                                    AVERAGE          AVERAGE                          AVERAGE
                                                  INTEREST(2)      YIELD/COST        BALANCE       INTEREST(2)      YIELD/COST
                                                ---------------  -------------   --------------- ---------------  --------------
                   ASSETS
                   ------
Interest-earning assets:
   Loans, net(1)(5)                                  $165,929         6.84%        $2,593,922        $197,507         7.61%
   Marketable securities                              117,960         4.67          2,237,405         129,347         5.78
   Other interest-earning assets                          806         1.71            41,392            1,716         4.15
                                               ---------------  ------------   --------------- ---------------  -------------
        Total interest-earning assets                 284,695         5.68          4,872,719         328,570         6.74
                                               ---------------  ------------                   ---------------  -------------
Noninterest-earning assets                                                            189,103
                                                                               ---------------
        Total Assets                                                               $5,061,822
                                                                               ===============
      LIABILITIES AND
      ---------------
  STOCKHOLDERS' EQUITY
  --------------------
Interest-bearing liabilities:
   Savings deposits                                     2,659         1.09          $ 217,134           4,523         2.08
   Time deposits                                       63,411         4.15          1,449,583          80,094         5.53
   Transaction and money market                         6,894         0.88            840,392          22,285         2.65
      deposits
   Escrow                                                  27         0.61              6,001              30         0.50
   Borrowed funds                                      84,921         3.85          2,031,050         103,197         5.08
                                               ---------------  ------------   --------------- ---------------  -------------
        Total interest-bearing liabilities            157,912         3.31          4,544,160         210,129         4.62
                                               ---------------  ------------                   ---------------  -------------
Noninterest-bearing liabilities                                                        51,550
                                                                               ---------------
        Total liabilities                                                           4,595,710
Stockholders' equity                                                                  466,112
                                                                               ---------------
        Total liabilities and
           stockholders' equity                                                    $5,061,822
                                                                               ===============

Net interest income                                   126,783                                         118,441
   Interest rate spread(3)                                            2.37%                                           2.12%
                                                                ==========                                      ==========
Net interest-earning assets                                                         $ 328,559
                                                                               ===============
Net interest margin(4)                                                2.57%                                           2.43%
                                                                ==========                                      ==========
Ratio of interest-earning assets

  to interest-bearing liabilities
                                                                                         1.07x
                                                                               ===============
Adjustment to reconcile tax-
  equivalent net interest income to
   net interest income                                 (3,562)                                         (3,096)
                                               ---------------                                 ---------------
Net interest income before provision
   for loan losses                                  $ 123,221                                       $ 115,345
                                               ===============                                 ===============


----------
    (1) Includes net income (expense) recognized on deferred loan fees of $2,112,000 in 2003, $(67,000) in 2002, and $(738,000) in 2001.
    (2) Interest income and yields are shown on a tax equivalent basis. The tax equivalent adjustment to net interest income before provision for loan losses as reported on the Consolidated Statements of Income was $3,081,000 in 2003, $3,562,000 in 2002, and $3,096,000 in 2001.
    (3) Represents the difference between the average yield on interest-earning assets and the average cost on interest-bearing liabilities.
    (4) Represents the net interest income before the provision for loan losses divided by average interest-earning assets.
    (5) Includes loans on nonaccrual status and loans held for sale.

    To supplement the information in Table 1, an analysis of changes in net interest income by rate and volume is presented in Table 2 below. In addition to the absolute level of net interest income, Waypoint Financial monitors closely the volatility of net interest income and its sensitivity to key variables. Key variables that impact net interest income are changes in average account balances (volume), changes in interest rates (rate) and the mix of interest-earning assets and interest-bearing liabilities. The average yield on interest-earning assets is influenced by current market rates, repayments and prepayments, purchases, sales, and the mix of asset maturities. The average cost of interest-bearing liabilities is influenced by current market rates, redemptions, early withdrawals, purchases, deposit raising activities, borrowing activity, and the mix of liability maturities.


         TABLE 2 RATE/VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME
              (ALL DOLLAR AMOUNTS PRESENTED IN TABLE ARE IN 000'S)

                                              YEAR ENDED DECEMBER 31, 2003                  YEAR ENDED DECEMBER 31, 2002
                                                       COMPARED TO                                  COMPARED TO
                                              YEAR ENDED DECEMBER 31, 2002                  YEAR ENDED DECEMBER 31, 2001
                                                   INCREASE (DECREASE)                          INCREASE (DECREASE)
                                          --------------------------------------       ---------------------------------------
                                           VOLUME          RATE           NET           VOLUME          RATE           NET
                                          --------       --------       --------       --------       --------       --------
Interest-earning assets:
   Loans, net                             $    247       $(19,533)      $(19,286)      $(13,101)      $(18,477)      $(31,578)
   Marketable securities                     4,047        (15,181)       (11,134)        17,971        (29,358)       (11,387)
   Other interest-earning assets                37           (260)          (223)           601         (1,511)          (910)
                                          --------       --------       --------       --------       --------       --------
       Total interest-earning assets         4,331        (34,974)       (30,643)         5,471        (49,346)       (43,875)
                                          --------       --------       --------       --------       --------       --------

Interest-bearing liabilities:
   Savings deposits                            165         (1,729)        (1,564)           451         (2,315)        (1,864)
   Time deposits                            (4,092)       (12,732)       (16,824)         2,914        (19,597)       (16,683)
   NOW and money market deposits               935           (923)            12         (1,458)       (13,933)       (15,391)
   Escrow                                       (8)             9              1             (9)             6             (3)
   Borrowed funds                            6,824        (10,522)        (3,698)         8,194        (26,470)       (18,276)
                                          --------       --------       --------       --------       --------       --------
       Total interest-bearing
         liabilities                         3,824        (25,897)       (22,073)        10,092        (62,309)       (52,217)
                                          --------       --------       --------       --------       --------       --------
Change in net interest income             $    507       $ (9,077)      $ (8,570)      $ (4,621)      $ 12,963       $  8,342
                                          ========       ========       ========       ========       ========       ========

    Note: Changes in interest income and interest expense arising from the combination of rate and volume variances are prorated across rate and volume variances.


    Within the asset portfolios, Waypoint Financial experienced favorable mix changes that are expected to help improve the net interest margin going forward. However, during 2003, the impact on net interest margin was unfavorable. Rapid prepayments of mortgage loans during 2003 accelerated the runoff in this portfolio, resulting in a decrease in aggregate balances totaling $348.0 million during the year. These loan assets were replaced on the balance sheet with commercial loan balances, which increased a total of $202.8 million, and consumer loan balances, which increased a total of $232.2 million. During 2003, the net interest margin was negatively impacted because prepayments were concentrated in fixed-rate long-term loans that carried higher interest rates and replacement yields on new commercial and consumer loans reflected historic low interest rates. This replacement effect is the primary reason for the decrease of 80 basis points in the average yield on average loans of $2.418 billion. Management expects the favorable change in loan mix to provide increased net interest margin moving forward. The carrying value of the residential mortgage loan portfolio has been reduced to $370.9 million, or 15.3%, of net loans as of December 31, 2003. For a five-year comparison of Waypoint Financial's loan assets, see the "Loan Portfolio Analysis" schedule in
Part I of this report.

    During 2003, Waypoint Financial's deposit portfolio also experienced significant interest rate decreases; however, the decrease in average interest costs on the deposit portfolio was less than the decrease in average loan yield as presented in Table 2. The average interest cost on the deposit portfolio decreased 75 basis points during 2003 on average deposits totaling $2.555 billion, which resulted in a 5 basis point decrease in the net interest spread between average loans and deposits. During 2003, Waypoint Financial's savings, transaction and money markets increased a combined $311.5 million to reach $1.312 billion at December 31, 2003 and time deposits decreased $44.0 million to $1.409 billion at December 31, 2003. Similar to loan mix changes, management expects this favorable change in the deposit mix to provide increased net interest margin in the future. For additional deposit analyses, see the deposit schedules in Part I of this report and Note 12 of the Notes to Consolidated Financial Statements.

    Also contributing to the decrease in net interest spread during 2003 was a decrease of 52 basis points in the average yield on the marketable securities portfolio, which was not fully offset by a decrease of 45 basis points in the average cost of the borrowed funds portfolio. Waypoint Financial experienced accelerated prepayments on its mortgage backed securities portfolio similar to the effect in the mortgage loan asset portfolio, with replacement security yields coming on the books in 2003 at historic low interest rates. As noted in the "Investment Activities" section of Part I., Waypoint Financial began to deleverage its securities portfolio in 2003. The marketable securities portfolio decreased $204.4 million to $2.588 billion at December 31, 2003 from $2.792 billion at December 31, 2002 and the borrowing portfolio decreased $303.8 million to $2.111 billion at December 31, 2003 from $2.414 billion at December 31, 2002. Management also anticipates improvement in the net interest margin in the future from the favorable mix changes that are expected to occur as loan assets replace securities and deposits replace borrowings.

    Provision for Loan Losses. During 2003, Waypoint Financial recorded provisions for loan losses totaling $7.5 million, a decrease of $3.3 million from $10.8 million recorded in 2002. In general, this decrease reflected a reduction in inherent losses in the loan portfolio as measured by Waypoint Financial's ratio of allowance for loan losses to total non-performing loans, which increased to 156.18% at December 31, 2003 from 137.59% at December 31, 2002. Detailed financial information related to the allowance for loan losses was presented in Part I of this report and Waypoint Financial's methodology for establishing the allowance for loan losses was presented under the heading Critical Accounting Policies earlier in this section.

    Noninterest Income. Noninterest income increased $3.4 million or 8.8% to $42.4 million in 2003 from $39.0 million in 2002. Table 3 presents a summary of the changes in noninterest income during the years 2003 and 2002.

                      TABLE 3 CHANGES IN NONINTEREST INCOME
            (ALL DOLLAR AMOUNTS PRESENTED IN TABLE ARE IN THOUSANDS)

                                                           2003/2002                            2002/2001
                                             ------------------------------------    ----------------------------------
                                               2003         CHANGE           %          2002       CHANGE          %         2001
                                             --------      --------      --------    --------     --------     --------    --------
Banking service and account fees             $ 15,605      $  2,640          20.4%   $ 12,965     $  1,365         11.8%   $ 11,600
Financial services fees                         9,279         2,086          29.0       7,193        1,404         24.3       5,789
Residential mortgage banking                    6,574         3,363         104.7       3,211         (519)       (13.9)      3,730
Bank-owned life insurance                       4,371          (319)         (6.8)      4,690        1,930         69.9       2,760
Gain on securities and derivatives, net         9,069           (29)         (0.3)      9,098        6,272        221.9       2,826
Other                                          (2,466)       (4,305)       (234.1)      1,839       (1,422)       (43.6)      3,261
                                             --------      --------      --------    --------     --------     --------    --------
     Total                                   $ 42,432      $  3,436         8.8 %    $ 38,996     $  9,030       30.1 %    $ 29,966
                                             ========      ========      ========    ========     ========     ========    ========

    Banking service and account fees increased $2.6 million or 20.4% as non-sufficient fund and overdraft fees, monthly service charges, and other account fees increased $2.0 million in total. These increase are attributed to increased transaction accounts and increase service fee rates. ATM and debit card fees also increased $.3 million, primarily due to increased transaction accounts. Commercial credit and other fees were also up $.3 million as the commercial loan portfolio experienced strong growth. Waypoint Financial's loan and core deposit growth reflects the successful implementation of increased sales and marketing resources as well as expansion of the community banking network.

    Financial services fees increased $2.1 million or 29.0% as revenue from insurance sales commissions and fees in Waypoint Insurance Group increased $3.0 million. Within this category, benefit consulting income increased $2.2 million due to the acquisition of Waypoint Benefits Consulting (formerly e3 Consulting Inc.) in 2003 as described earlier in the Financial Review section of this report. Title insurance commissions also were up $.5 million on increased mortgage loan settlements from heavy refinancing activity. Property and casualty insurance commissions and other insurance activity also increased $.3 million as this insurance market experienced substantial product price increases. Trust and asset management fees increased $.2 million as Waypoint Financial experienced continued growth in its assets under management. Offsetting these increases, Waypoint Brokerage Services experienced a decrease of $1.1 million as annuity product sales and commissioned brokerage transactions were substantially reduced. Management attributes the drop in brokerage activity to customer preferences and to Waypoint Financial's emphasis in 2003 on selling competing deposit products.

    Waypoint Financial conducts various mortgage banking activities including the origination and sale of mortgage loans into the secondary mortgage market and the servicing of mortgage loans for others. Net gains on the sale of loans increased $2.8 million primarily on increased selling volume of $73.5 million in principal amount as lowering interest rates prompted increased mortgage loan refinancing activity. On these mortgage banking sales, Waypoint Financial received the most favorable pricing on loans sold with the servicing rights released, which does not result in the creation of a servicing rights asset. The aggregate loss from servicing mortgage loans for others was reduced to $.5 million, improving total mortgage banking revenue by $.6 million. This reflected favorable valuation adjustments in the third and fourth quarters of 2003, which partially offset the decrease in net servicing revenue (gross servicing revenue less expense from servicing rights amortization) from accelerated mortgage loan prepayments and payoffs.

    Income from bank-owned life insurance assets (BOLI) decreased $.3 million to $4.4 million due to decreased crediting rates, which reflected decreased interest rates in the long term debt markets. BOLI income is used to generate income to supplement the cost of various employee and director benefit plans. BOLI assets, which reflect the aggregate cash surrender value of BOLI policies, increased to $92.5 million at December 31, 2003 from $88.1 million at December 31, 2002.

    Net gains on securities and derivatives totaled $9.1 million in both 2003 and 2002. As a result of declining interest rates during 2003 and 2002, security activity employed to enhance interest rate risk management efforts resulted in substantial net gains. During 2003, Waypoint Financial recognized a loss of $.6 million in the fair market value of an interest rate cap acquired in 2003 and not designated as a hedge. During 2002, a $4.6 million increase in fair value was recognized upon the settlement of interest rate swaps acquired in 2002 and not designated as hedges.

    Other noninterest income sources aggregated to a loss of $2.5 million in 2003, which represents a decrease $4.3 million in income from 2002. Waypoint Financial's investment in low income housing tax credit partnerships experienced aggregate losses of $2.3 million in 2003 versus aggregate losses of $1.1 million in 2002. The increase in losses resulted primarily from adjustments required due to delayed partnership reporting of prior year activity totaling $.7 million and losses from new partnerships totaling $.5 million. The low income housing tax credits associated with these partnerships are reflected in the federal income tax provision. Also included in this category are Waypoint Financial's share of gains and losses in several Small Business Investment Corporation (SBIC) partnerships, which resulted in aggregate losses of $2.0 million in 2003 versus aggregate gains of $1.3 million in 2002. All remaining other noninterest income sources resulted in a net increase in income of $.2 million.

    Management believes it is essential to continue executing its strategic initiatives toward expanding Waypoint Financial's community banking presence and its financial services activities. Banking service fee income and financial services fee income are expected to be significant components of improved profitability in future years.

    Noninterest Expense. Table 4 presents a summary of the changes in noninterest expense for the two year period ended December 31, 2003.

                     TABLE 4 CHANGES IN NONINTEREST EXPENSE
            (ALL DOLLAR AMOUNTS PRESENTED IN TABLE ARE IN THOUSANDS)

                                                     2003/2002                               2002/2001
                                       ----------------------------------     ----------------------------------
                                         2003       CHANGE           %          2002       CHANGE           %          2001
                                       -------      -------       -------     -------      -------       -------     -------
Salaries and benefits                  $48,980      $ 3,561           7.8%    $45,419      $ 2,382           5.5%    $43,037
Equipment expense                        7,246          193           2.7       7,053         (128)         (1.8)      7,181
Occupancy expense                        7,499          923          14.0       6,576           97           1.5       6,479
Marketing                                4,957          709          16.7       4,248        1,507          55.0       2,741
Amortization of intangible assets          725         (864)        (54.4)      1,589       (1,418)        (47.2)      3,007
Outside services                         5,110          443           9.5       4,667         (219)         (4.5)      4,886
Communications and supplies              5,175          288           5.9       4,887         (496)         (9.2)      5,383
Other                                   13,218        1,161           9.6      12,057        2,938          32.2       9,119
                                       -------      -------       -------     -------      -------       -------     -------
        Total                          $92,910      $ 6,414           7.4%    $86,496      $ 4,663           5.7%    $81,833
                                       =======      =======       =======     =======      =======       =======     =======

    Salaries and benefits expense is the Company's largest noninterest expense and was up $3.6 million or 7.8% to $49.0 million. During 2003, Waypoint Financial significantly expanded its community banking network, its financial services business lines, and its sales and marketing structure. These enhancements, which are viewed as critical to building enhanced profitability, represented most of a $1.7 million increase in salaries and wages. Incentive pay also increased $.5 million commensurate with the expansion of fee income producing activities in the banking and financial services business lines. Benefits expense and payroll taxes also increased a combined $1.4 million, approximately half of which is attributed to the increased compensation base. In addition, benefit expense associated with Waypoint Financial's 401K defined contribution plan increased $.5 million as an increased employer matching contribution was implemented to enhance the Company's competitiveness in attracting highly-qualified employees. Employee health and life insurance expenses also increased $.3 million on increased insurance premiums.

    Equipment expense increased slightly to $7.3 million in 2003 from $7.1 million in 2002. During the fourth quarter of 2002, Waypoint Financial converted its core banking computer system to the Fiserv Comprehensive Banking System. As expected, this new processing system has delivered enhanced functionality and efficiency and has allowed the Company to expand its customer account base and service offerings without significantly increasing operating expenses.

    Occupancy expense increased $.9 million to $7.5 million as Waypoint Financial expanded its community banking branch network and acquired Waypoint Benefits Consulting during 2003, which retained its leased facilities. Waypoint Financial is currently marketing for sale a large administrative facility that is no longer required for operations and expects the savings in related operating costs to partially offset the future operating costs from the branch network expansion.

    Marketing expense increased $.7 million to $5.0 million, with a combined increase of $.6 million in banking and financial services product advertising and image marketing. Business development expenses also increased $.1 million as Waypoint Financial enhanced its offerings to businesses and clients with high net worth.

    Amortization expense on intangible assets decreased $.9 million, with a $1.1 million decrease resulting from branch deposit intangibles for acquired Maryland branches having become fully amortized in September, 2002. Offsetting this decrease was an increase of $.2 million associated with amortizable intangible assets recognized on the purchase of Waypoint Benefits Consulting in 2003. Detailed discussions on Waypoint Financial's accounting for intangible assets and business acquisitions are presented in the Notes to Consolidated Financial Statements.

    Outside services expense increased $.4 million, with $.2 million of additional expense recorded for outsourced financial services processing and Company administrative services. Also, ATM and debit card processing expenses increased $.2 million on increased card and transaction volume.

    Communication and supplies expense increased $.3 million, commensurate with increases in customer accounts and transaction volume in the banking and financial services business lines.

    Other expense increased $1.2 million, which included a $1.1 million impairment loss recognized on a large administrative building that is currently being marketed for sale. Other notable activity included increases of $.6 million in consulting expenses and $.2 million in legal expenses primarily associated with business expansion activities, a loss of $.3 million recognized for the closing of all single-purpose consumer loan production offices, and a net loss of $.2 million on branch relocations. Offsetting the expense increases was a decrease of $1.1 million in director grant expenses due to the retirement in 2003 and in 2002 of several directors and several advisory committee members.

    Income Tax Expense. Income tax expense was $15.7 million in 2003, which represented an effective tax rate of 27.4% on income before taxes of $57.1 million. Waypoint Financial's effective rate was lower than the expected federal and state combined statutory rate of approximately 38% in 2003 primarily due to reductions from tax exempt income on securities and loans (3.1%), dividends received deduction (3.3%), tax exempt BOLI income (2.8%) and federal tax credits for qualified investments (1.7%). In 2002, income tax expense was $18.0 million, which equated to an effective tax rate of 27.8% on income before taxes of $64.9 million. For a more comprehensive analysis of income tax expense, see the Notes to Consolidated Financial Statements.


XIV. COMPARISON OF RESULTS OF OPERATIONS IN 2002 AND 2001

    Net interest income before provision for loan losses, on a tax-equivalent basis, was $126.8 million for 2002, an increase of $8.4 million from $118.4 million for 2001. The net interest margin increased 14 basis points to 2.57% in 2002 from 2.43% in 2001 and the net interest spread between interest-earning assets and interest-bearing liabilities increased 25 basis points to 2.37% during 2002.

    Waypoint Financial experienced a favorable mix change in the loan portfolio during 2002. Rapid prepayments of mortgage loans during 2002 resulted in a decrease in aggregate balances totaling $340.6 million. These loan assets were partially replaced on the balance sheet with commercial loan balances, which increased a total of $111.8 million, and consumer loan balances, which increased a total of $78.9 million. During 2002, prepayments were concentrated in fixed-rate long-term loans that carried higher interest rates and replacement yields on new commercial and consumer loans reflected lower interest rates. This replacement effect is the primary reason for the decrease of 77 basis points in the average yield on average loans of $2.415 billion.

    The average interest cost on the deposit portfolio decreased more than average loan yields decreased as noted in Table 2. The average interest cost on the deposit portfolio decreased 137 basis points during 2002 on average deposits totaling $2.531 billion, which resulted in a 60 basis point increase in the net interest spread between average loans and deposits. All deposit categories experienced significant decreases in average interest cost as noted in Table 1, reflecting declining market rates during 2002 and Waypoint Financial's emphasis on deposit pricing discipline.

    The average yield on the marketable securities portfolio decreased 111 basis points during 2002 as higher-yielding mortgage backed securities prepaid rapidly and were replaced at lower yields, similar to the effect in the residential mortgage loan portfolio. However, this effect was more than offset by a decrease of 123 basis points during 2002 in the average cost of borrowed funds, resulting in an increase in spread on wholesale activities of 12 basis points.

    Provision for Loan Losses. During 2002, Waypoint Financial recorded provisions for loan losses totaling $10.8 million, an increase of $3.8 million from $7.0 million recorded in 2001. This increase reflected a change in the composition of the loan portfolio toward a significantly higher weighting of commercial and consumer loans and a lower weighting of residential mortgage loans, which increased the estimate of inherent losses in the loan portfolio. Detailed financial information related to the allowance for loan losses was presented in Part I of this report and Waypoint Financial's methodology for establishing the allowance for loan losses was presented under the heading Critical Accounting Policies earlier in this section.

    Noninterest Income. Noninterest income increased $9.0 million or 30.1% to $39.0 million in 2002 from $30.0 million in 2001. See Table 3 in the previous section for a summary of the changes in noninterest income.

    Banking service and account fees increased $1.4 million or 11.8% as non-sufficient fund and overdraft fees, monthly service charges, and other account fees increased $.9 million in total. These increases were attributed primarily to an increased volume of non-suffcient fund and overdraft fee transactions. ATM and debit card fees also increased $.6 million on increased transaction volume. All other banking fees, including commercial credit fees, were comparatively equal in the aggregate to the prior year.

    Financial services fees increased $1.4 million or 24.3% as revenue from insurance sales commissions and fees in Waypoint Insurance Group increased $1.2 million. The increase in insurance fees came primarily from increased title insurance commissions, which reflected higher mortgage loan refinancing activity due to lowering interest rates. Trust and asset management fees also increased $.3 million consistent with growth in assets under management. Waypoint Brokerage Services experienced a modest decrease of $.1 million during 2002, primarily on annuity sales.

    Waypoint Financial's mortgage banking activities resulted in a decrease in income of $.5 million in 2002. Net gains on the sale of loans increased $.4 million primarily on increased selling volume as lowering interest rates prompted higher mortgage loan refinancing activity. On these mortgage banking sales, Waypoint Financial received the most favorable pricing on loans sold with the servicing rights released. Offsetting this increase was an increase of $.9 million in the aggregate loss from servicing mortgage loans for others, including aggregate unfavorable valuation adjustments of $.6 million in 2002.

    Income from bank-owned life insurance assets (BOLI) increased $1.9 million to $4.7 million due primarily to the average BOLI asset balance increasing to $85.7 million in 2002 from $49.9 million in 2001. BOLI assets increased to $88.1 million at December 31, 2002 from $83.5 million at December 31, 2001.

    Net gains on securities and derivatives increased $6.3 million in 2002, including a $4.6 million increase in fair value that was recognized upon the settlement of interest rate swaps acquired in 2002 and not designated as hedges. Also, as a result of declining interest rates during 2002, security sales resulted in increased net gains while also enhancing interest rate risk management efforts.

    Other noninterest income sources decreased $1.4 million in 2002. Waypoint Financial's investment in several SBIC partnerships resulted in aggregate gains of $1.3 million in 2002 versus breakeven results in 2001. Offsetting this increase in other income were increased losses of $.6 million from low income housing tax credit partnerships as Waypoint Financial entered into several new partnerships. Other income also decreased $2.1 million relative to 2001 due to the effect of benefit plan curtailment gains recorded in 2001.

    Noninterest Expense. Noninterest expense increased $4.7 million or 5.7% to $86.5 million in 2002 from $81.8 million in 2001. See Table 4 in the previous section for a summary of the changes in noninterest expense.

    Salaries and benefits expense was up $2.4 million or 5.5% to $45.4 million. Salaries and wages increased $1.2 million on increased business line staffing and annual merit increases. Incentive bonuses and commission-based compensation also increased $1.0 million as Waypoint Financial integrated more "pay for performance" practices and expanded fee-based activities. ESOP benefits also increased $.3 million in the first full year under the Waypoint Financial ESOP, whereas in 2001 employees received ESOP benefits under predecessor plans that were terminated during that year. All other salary and benefit activity resulted in a net decrease in expense of $.1 million as Waypoint Financial terminated several predecessor benefit plans in 2001 as part of its post-merger restructuring of compensation and benefit plans.

    Equipment expense decreased slightly to $7.1 million in 2002 from $7.2 million in 2001. During the fourth quarter of 2002, Waypoint Financial converted its core banking computer system to the Fiserv Comprehensive Banking System. This new processing system was implemented to deliver enhanced functionality and efficiency in future years.

    Occupancy expense increased slightly to $6.6 million in 2002 from $6.5 million in 2001 as Waypoint Financial leased several new facilities for branch and loan production activities.

    Marketing expense increased $1.5 million to $4.3 million in 2002 as Waypoint Financial significantly expanded its sales and marketing efforts. Media advertising increased $.8 million for banking and financial services product advertising and image marketing. Marketing costs associated with Waypoint Financial's checking product line also increased $.5 million as the Company enhanced its efforts at raising core deposit balances. Business development expenses also increased $.3 million on efforts to attract businesses and clients with high net worth.

    Amortization expense on intangible assets decreased $1.4 million, with $1.0 million of this decrease resulting from the elimination of goodwill amortization effective January 1, 2002. Amortization expense also decreased $.4 million as a result of branch deposit intangibles for acquired Maryland branches becoming fully amortized in September, 2002. Detailed discussions on Waypoint Financial's accounting for intangible assets and business acquisitions are presented in the Notes to Consolidated Financial Statements.

    Outside services expense decreased $.2 million as Waypoint continued to benefit from merger efficiencies by consolidating previously contracted services.

    Communication and supplies expense decreased $.5 million, primarily due to reduced printing and postage expense relative to 2001. During 2001, these expenses were unusually high due to forms restocking and increased customer mailings and notices required in the post-merger period.

    Other expense increased $2.9 million, which included $1.0 million in one-time expenses associated with the conversion to a new core banking system. Director compensation expenses increased $.5 million due to the vesting of RRP grants upon the retirement of several directors and a one-time expense of $.5 million for the vesting of advisory committee stock options. Charitable contributions also increased $.4 million, with substantially all of this increase offset by tax credits that reduce income taxes. All other expenses increased an aggregate of $.4 million primarily due to growth in accounts and customer activity.

    Income Tax Expense. Income tax expense was $18.0 million in 2002, which represented an effective tax rate of 27.8% on income before taxes of $64.9 million. Waypoint Financial's effective rate was lower than the expected federal and state combined statutory rate of approximately 38% in 2002 primarily due to reductions from tax exempt income on securities and loans (3.2%), dividends received deduction (2.1%), tax exempt BOLI income (2.5%) and federal tax credits for qualified investments (1.5%). In 2001, income tax expense was $17.7 million, which equated to an effective tax rate of 31.3% on income before taxes of $56.5 million. During 2001, Waypoint Financial received significantly less tax exempt income from BOLI assets and less tax credits from qualified low income housing partnership investments. For a more comprehensive analysis of income tax expense, see the Notes to Consolidated Financial Statements.


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

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders of Waypoint Financial Corp:

We have audited the December 31, 2003 and 2002 consolidated statements of financial condition of Waypoint Financial Corp. and subsidiaries, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Waypoint Financial Corp. and subsidiaries for the year ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements, before the restatement described in Note 24 to the consolidated financial statements, in their report dated January 16, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the December 31, 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Waypoint Financial Corp. and subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 10 to the consolidated financial statements, the Company changed its method of accounting for goodwill in 2002.

As discussed above, the consolidated financial statements of Waypoint Financial Corp. and subsidiaries for the year ended December 31, 2001 were audited by other auditors who have ceased operations. As described in Note 10, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. Also as described above, these financial statements have been restated. We audited the adjustments described in Note 24 that were applied to restate the consolidated financial statements for the year ended December 31, 2001. In our opinion, the disclosures and adjustments referred to above are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the consolidated financial statements of Waypoint Financial Corp. and subsidiaries for the year ended December 31, 2001 other than with respect to such disclosures and adjustments and, accordingly, we do not express an opinion or any other form of assurance on the consolidated financial statements for the year ended December 31, 2001 taken as a whole.



Harrisburg, Pennsylvania
March 9, 2004

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

                                           /s/ ARTHUR ANDERSEN LLP


Lancaster, PA
January 16, 2002

















Note: This represents a copy of the auditors report issued by Arthur Andersen LLP that was included in Waypoint Financial Corp.'s annual report on Form 10-K for the year ended December 31, 2001 and does not represent a reissuance of the report. After reasonable efforts, Waypoint Financial Corp. has not been able to obtain a reissued report from Arthur Andersen LLP. As described in Note 10, the December 31, 2001 consolidated financial statements have been revised to include transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangibles, which was adopted by Waypoint Financial Corp. as of January 1, 2002. Also, these consolidated financial statements have been restated.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                               DECEMBER 31,
                                                                                      -----------------------------
                                                                                         2003               2002
                                                                                      -----------       -----------
                                                                                              (IN THOUSANDS)
                                            ASSETS
                                            ------
Cash and cash equivalents                                                             $   100,016       $    96,088
Marketable securities                                                                   2,489,770         2,682,305
FHLB stock                                                                                 97,982           109,807
Loans receivable, net                                                                   2,397,640         2,310,106
Loans held for sale, net                                                                   17,011            30,328
Loan servicing rights                                                                       2,528             3,167
Investment in real estate and other joint ventures                                         20,773            14,811
Premises and equipment                                                                     49,789            48,826
Accrued interest receivable                                                                23,597            26,585
Goodwill                                                                                   17,881            10,302
Intangible assets                                                                           2,881             1,676
Income taxes receivable                                                                         -                72
Deferred tax asset, net                                                                     9,059                 -
Bank-owned life insurance                                                                  92,522            88,150
Other assets                                                                                8,453             2,790
                                                                                      -----------       -----------
          Total assets                                                                $ 5,329,902       $ 5,425,013
                                                                                      ===========       ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Deposits                                                                              $ 2,720,915       $ 2,453,390
Other borrowings                                                                        2,110,681         2,414,480
Escrow                                                                                      2,568             3,348
Accrued interest payable                                                                   10,009            10,295
Postretirement benefit obligation                                                           2,248             2,310
Deferred tax liability                                                                          -             3,683
Income taxes payable                                                                        2,586                 -
Trust preferred debentures                                                                 46,392                 -
Other liabilities                                                                          32,270            55,523
                                                                                      -----------       -----------
          Total liabilities                                                             4,927,669         4,943,029

Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding junior subordinated debentures of
   Waypoint ("Trust Preferred Securities")                                                      -            29,102

Commitments and Contingencies

Preferred stock, 10,000,000 shares authorized but unissued
   Common stock, $ .01 par value, authorized 100,000,000 shares,
   43,031,041 shares issued and 33,247,630 outstanding
   at December 31, 2003, 42,527,490 shares issued
   and 36,437,316 shares outstanding at December 31, 2002                                     425               404
Paid in capital                                                                           353,530           315,636
Retained earnings                                                                         241,668           245,388
Accumulated other comprehensive (loss) income                                              (8,502)           11,710
Employee stock ownership plan                                                             (13,423)          (14,460)
Recognition and retention plans                                                            (4,206)           (6,977)
Paid in capital from obligations under Rabbi Trust, 495,826 shares
   at December 31, 2003 and 0 shares at December 31, 2002                                   8,457                 -
Treasury stock shares held in Rabbi Trust at cost, 563,162 shares at                       (9,240)                -
   December 31, 2003 and 0 shares at December 31, 2002
Treasury stock, 9,716,075 shares at December 31, 2003 and 6,090,174
   shares at December 31, 2002                                                           (166,476)          (98,819)
                                                                                      -----------       -----------
          Total stockholders' equity                                                      402,233           452,882
                                                                                      -----------       -----------
          Total liabilities and stockholders' equity                                  $ 5,329,902       $ 5,425,013
                                                                                      ===========       ===========


           See accompanying notes to consolidated financial statements

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME


                                                                                 YEARS ENDED DECEMBER 31,
                                                                        ----------------------------------------
                                                                          2003             2002           2001
                                                                        ---------       ---------      ---------
                                                                            (IN THOUSANDS, EXCEPT SHARE DATA)
Interest Income:
     Loans                                                              $ 145,884       $ 165,140      $ 196,640
     Marketable securities and interest-earning cash                      105,087         115,994        128,834
                                                                        ---------       ---------      ---------
               Total interest income                                      250,971         281,134        325,474
                                                                        ---------       ---------      ---------
Interest Expense:
      Deposits and escrow                                                  54,616          72,991        106,932
      Borrowed funds                                                       81,223          84,922        103,197
                                                                        ---------       ---------      ---------
               Total interest expense                                     135,839         157,913        210,129
                                                                        ---------       ---------      ---------
          Net interest income                                             115,132         123,221        115,345
Provision for loan losses                                                   7,513          10,840          6,996
                                                                        ---------       ---------      ---------
               Net interest income after provision for loan losses        107,619         112,381        108,349
                                                                        ---------       ---------      ---------
Noninterest Income:
      Banking service and account fees                                     15,605          12,965         11,600
      Financial services fees                                               9,279           7,193          5,789
      Residential mortgage banking                                          6,574           3,211          3,730
      Bank-owned life insurance                                             4,371           4,690          2,760
      Gain on securities and derivatives, net                               9,069           9,098          2,826
      Other                                                                (2,466)          1,839          3,261
                                                                        ---------       ---------      ---------
               Total noninterest income                                    42,432          38,996         29,966
                                                                        ---------       ---------      ---------
Noninterest Expense:
      Salaries and benefits                                                48,980          45,419         43,037
      Equipment expense                                                     7,246           7,053          7,181
      Occupancy expense                                                     7,499           6,576          6,479
      Marketing                                                             4,957           4,248          2,741
      Amortization of intangible assets                                       725           1,589          3,007
      Outside services                                                      5,110           4,667          4,886
      Communications and supplies                                           5,175           4,887          5,383
      Other                                                                13,218          12,057          9,119
                                                                        ---------       ---------      ---------
               Total noninterest expense                                   92,910          86,496         81,833
                                                                        ---------       ---------      ---------
Income before income taxes                                                 57,141          64,881         56,482
Income tax expense                                                         15,654          18,015         17,675
                                                                        ---------       ---------      ---------
          Net income                                                    $  41,487       $  46,866      $  38,807
                                                                        =========       =========      =========
Basic earnings per share                                                $    1.29       $    1.26      $    0.99
                                                                        =========       =========      =========
Diluted earnings per share                                              $    1.26       $    1.23      $    0.97
                                                                        =========       =========      =========

           See accompanying notes to consolidated financial statements

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                        ACCUMULATED    EMPLOYEE
                                                                                                           OTHER         STOCK
                                                                         COMMON    PAID IN   RETAINED  COMPREHENSIVE   OWNERSHIP
                                                                         STOCK     CAPITAL   EARNINGS   INCOME(LOSS)      PLAN
                                                                        --------  --------- ---------- -------------  -----------
                                                                                               (IN THOUSANDS)
Balance at January 1, 2001                                                $  391  $295,008  $ 186,575    $  (16,327)   $ (16,365)

Net income                                                                                     38,807
Dividends paid at $.34 per share                                                              (13,283)
Exercised stock options (450,311 shares)                                       2     2,696
Unrealized gains on securities, net of income tax of $10,264                                                 16,047

Comprehensive income

ESOP stock committed for release (141,812 shares)                                      937                                   725
Establish RRP (833,700 shares)                                                 9    12,470
Earned portion of RRP                                                                   43
Tax benefit on exercised options                                                     1,171
Treasury stock purchased (740,250 shares)
Dividend reinvestment plan, net                                                       (282)
Stock released as compensation                                                         (34)
                                                                        --------  --------  ---------  ------------   ----------
Balance at December 31, 2001                                                 402   312,009    212,099          (280)     (15,640)
Net income                                                                                     46,866
Dividends paid at $.40 per share                                                              (13,577)
Exercised stock options (231,980 shares)                                       2     2,306
Unrealized gains on securities, net of income tax of $8,226                                                  12,713
ESOP stock committed for release (123,860 shares)                                      847                                 1,180
Earned portion of RRP                                                                  278
Accumulated pension benefit obligation in excess of plan assets                                                (723)

Comprehensive income

Tax benefit on exercised options                                                       587
Treasury stock purchased (5,054,205 shares)
Dividend reinvestment plan, net                                                       (391)
                                                                        --------  --------  ---------  ------------   ----------
Balance at December 31, 2002                                                 404   315,636    245,388        11,710      (14,460)
Net income                                                                                     41,487
Dividends paid at $.45 per share                                                              (14,690)
Exercised stock options (391,239 shares)                                       5     5,480
5% Common stock dividend                                                      16    30,465    (30,517)
Unrealized losses on securities, net of income tax benefit of $(13,685)                                     (20,929)
ESOP stock committed for release (112,312 shares)                                      971                                 1,037
Earned portion of RRP
Accumulated pension benefit obligation in excess of plan assets                                                 717

Comprehensive income

Tax benefit on exercised options                                                     1,398
Treasury stock purchased (3,625,901 shares)
Dividend reinvestment plan, net                                                       (420)
Treasury stock purchased in Rabbi Trust (563,162 shares)
Paid in capital from obligations under Rabbi Trust (495,826 shares)
                                                                        --------  --------  ---------  ------------   ----------
Balance at December 31, 2003                                              $  425  $353,530  $ 241,668     $  (8,502)   $ (13,423)
                                                                        ========  ========  =========  ============   ==========


                                                                                         PAID IN
                                                                                         CAPITAL
                                                                                           FROM      TREASURY
                                                                          RECOGNITION  OBLIGATIONS    STOCK
                                                                              AND         UNDER      PURCHSED
                                                                           RETENTION      RABBI      IN RABBI    TREASURY
                                                                           PLAN (RRP)     TRUST       TRUST        STOCK
                                                                          -----------  -----------  ---------  ------------
                                                                                               (IN THOUSANDS)
Balance at January 1, 2001                                                  $   (427)       $    -   $     -     $  (6,457)

Net income
Dividends paid at $.34 per share
Exercised stock options (450,311 shares)
Unrealized gains on securities, net of income tax of $10,264

Comprehensive income

ESOP stock committed for release (141,812 shares)
Establish RRP (833,700 shares)                                               (12,046)
Earned portion of RRP                                                          2,519
Tax benefit on exercised options
Treasury stock purchased (740,250 shares)                                                                           (9,561)
Dividend reinvestment plan, net                                                                                         96
Stock released as compensation
                                                                          ----------   -----------  --------   -----------
Balance at December 31, 2001                                                  (9,954)            -         -       (15,922)
Net income
Dividends paid at $.40 per share
Exercised stock options (231,980 shares)
Unrealized gains on securities, net of income tax of $8,226
ESOP stock committed for release (123,860 shares)
Earned portion of RRP                                                          2,977
Accumulated pension benefit obligation in excess of plan assets

Comprehensive income

Tax benefit on exercised options
Treasury stock purchased (5,054,205 shares)                                                                        (82,897)
Dividend reinvestment plan, net
                                                                          ----------   -----------  --------   -----------
Balance at December 31, 2002                                                  (6,977)            -         -       (98,819)
Net income
Dividends paid at $.45 per share
Exercised stock options (391,239 shares)                                                                               (49)
5% Common stock dividend
Unrealized losses on securities, net of income tax benefit of $(13,685)
ESOP stock committed for release (112,312 shares)
Earned portion of RRP                                                          2,771
Accumulated pension benefit obligation in excess of plan assets

Comprehensive income

Tax benefit on exercised options
Treasury stock purchased (3,625,901 shares)                                                                        (67,608)
Dividend reinvestment plan, net
Treasury stock purchased in Rabbi Trust (563,162 shares)                                              (9,240)
Paid in capital from obligations under Rabbi Trust (495,826 shares)                          8,457
                                                                          ----------   -----------  --------   -----------
Balance at December 31, 2003                                               $  (4,206)      $ 8,457   $(9,240)   $ (166,476)
                                                                          ==========   ===========  ========   ===========


                                                                                       COMPREHENSIVE
                                                                             TOTAL        INCOME
                                                                           ----------  -------------
                                                                                 (IN THOUSANDS)
Balance at January 1, 2001                                                 $ 442,398

Net income                                                                    38,807       $38,807
Dividends paid at $.34 per share                                             (13,283)
Exercised stock options (450,311 shares)                                       2,698
Unrealized gains on securities, net of income tax of $10,264                  16,047        16,047
                                                                                           -------
Comprehensive income                                                                        54,854
                                                                                           =======
ESOP stock committed for release (141,812 shares)                              1,662
Establish RRP (833,700 shares)                                                   433
Earned portion of RRP                                                          2,562
Tax benefit on exercised options                                               1,171
Treasury stock purchased (740,250 shares)                                     (9,561)
Dividend reinvestment plan, net                                                 (186)
Stock released as compensation                                                   (34)
                                                                           ---------
Balance at December 31, 2001                                                 482,714
Net income                                                                    46,866       $46,866
Dividends paid at $.40 per share                                             (13,577)
Exercised stock options (231,980 shares)                                       2,308
Unrealized gains on securities, net of income tax of $8,226                   12,713        12,713
ESOP stock committed for release (123,860 shares)                              2,027
Earned portion of RRP                                                          3,255
Accumulated pension benefit obligation in excess of plan assets                 (723)         (723)
                                                                                           -------
Comprehensive income                                                                       $58,856
                                                                                           =======
Tax benefit on exercised options                                                 587
Treasury stock purchased (5,054,205 shares)                                  (82,897)
Dividend reinvestment plan, net                                                 (391)
                                                                           ---------
Balance at December 31, 2002                                                 452,882
Net income                                                                    41,487       $41,487
Dividends paid at $.45 per share                                             (14,690)
Exercised stock options (391,239 shares)                                       5,436
5% Common stock dividend                                                         (36)
Unrealized losses on securities, net of income tax benefit of $(13,685)      (20,929)      (20,929)
ESOP stock committed for release (112,312 shares)                              2,008
Earned portion of RRP                                                          2,771
Accumulated pension benefit obligation in excess of plan assets                  717           717
                                                                                           -------
Comprehensive income                                                                       $21,275
                                                                                           =======
Tax benefit on exercised options                                               1,398
Treasury stock purchased (3,625,901 shares)                                  (67,608)
Dividend reinvestment plan, net                                                 (420)
Treasury stock purchased in Rabbi Trust (563,162 shares)                      (9,240)
Paid in capital from obligations under Rabbi Trust (495,826 shares)            8,457
                                                                           ---------
Balance at December 31, 2003                                               $ 402,233
                                                                           =========



           See accompanying notes to consolidated financial statements

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                             YEARS ENDED DECEMBER 31,
                                                                                  -----------------------------------------------
                                                                                      2003             2002               2001
                                                                                  -----------       -----------       -----------
                                                                                                   (IN THOUSANDS)
Cash flows from operating activities:
     Net income                                                                   $    41,487       $    46,866       $    38,807
     Adjustments to reconcile net income to net cash
          provided by operating activities:
               Provision for loan losses                                                7,513            10,840             6,996
               Net depreciation, amortization and accretion                             9,576             5,620             7,619
               Loans originated for sale                                             (443,092)         (341,706)         (230,426)
               Proceeds from sales of loans originated for sale                       463,523           387,201           197,739
               Origination of loan servicing rights                                    (1,162)           (1,117)             (562)
               Net gain on sales of interest-earning assets                           (16,796)          (13,438)           (6,745)
               Gain on the sale of foreclosed real estate                                (224)             (520)             (553)
               Loss (income) from joint ventures                                        4,125              (183)              529
               Decrease in accrued interest receivable                                  2,988             1,713             2,207
               Decrease in accrued interest payable                                      (285)           (2,325)           (9,305)
               Amortization of intangibles                                                725             1,589             3,007
               Earned ESOP shares                                                       2,008             2,027             1,662
               Earned RRP shares                                                        2,494             3,255             2,562
               Benefit for deferred income taxes                                         (943)             (802)           (3,116)
               Decrease (increase) in income taxes receivable                           2,658              (452)            2,715
               Loss (gain) on sale of premises and equipment                              345               106              (331)
               Other, net                                                              (6,816)            2,853              (140)
                                                                                  -----------       -----------       -----------
                       Net cash provided by operating activities                       68,124           101,527            12,665
                                                                                  -----------       -----------       -----------
Cash flows from investing activities:
     Proceeds from maturities, sales, and
          principal reductions of marketable securities                             3,939,059         3,157,409         1,116,366
     Purchase of marketable securities                                             (3,749,637)       (3,380,126)       (1,724,111)
     Loan originations less principal payments on loans                              (115,232)          135,402           116,906
     Investments in real estate held for investment and other joint ventures          (10,018)           (2,115)           (1,421)
     Proceeds on real estate and premises and equipment                                 2,697             2,641             4,454
     Purchases of premises and equipment, net                                          (7,149)           (7,078)           (4,189)
     Purchase of bank-owned life insurance                                                  -                 -           (60,000)
     Acquisition of subsidiary net assets, net of cash acquired                        15,175                 -                 -
                                                                                  -----------       -----------       -----------
                    Net cash provided by (used in) investing activities                74,895           (93,867)         (551,995)

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES

                                                                                   YEARS ENDED DECEMBER 31,
                                                                        -----------------------------------------------
                                                                           2003               2002             2001
                                                                        -----------       -----------       -----------
                                                                                         (IN THOUSANDS)
Cash flows from financing activities:
        Net increase (decrease) in deposits                                 233,379           (83,879)          (88,451)
        Proceeds from other borrowings                                      340,000         1,084,000         1,585,000
        Payments and maturities of other borrowings                        (548,410)       (1,115,000)       (1,105,000)
        Net increase in other short-term borrowings                        (100,683)          153,493           186,658
        Net decrease in escrow                                                 (780)           (1,314)           (1,799)
        Net proceeds from issuance of Trust preferred debentures             14,719            29,102                 -
        Dividend reinvestment plan                                             (420)             (391)             (282)
        Cash dividends                                                      (14,724)          (13,577)          (13,283)
        Payments to acquire treasury stock                                  (67,608)          (82,897)           (9,465)
        Proceeds from the exercise of stock options                           5,436             2,308             2,698
                                                                        -----------       -----------       -----------
              Net cash (used in) provided by financing operations          (139,091)          (28,155)          556,076
                                                                        -----------       -----------       -----------
              Net increase (decrease) in cash and cash equivalents            3,928           (20,495)           16,746
Cash and cash equivalents at beginning of period                             96,088           116,583            99,837
                                                                        -----------       -----------       -----------
Cash and cash equivalents at end of period                              $   100,016       $    96,088       $   116,583
                                                                        ===========       ===========       ===========
Supplemental disclosures:
Cash paid during the years for:
        Interest on deposits, escrows and other borrowings              $   136,125       $   160,238       $   219,434
        Income taxes                                                         10,644            19,269            18,306
Non-cash investing activities:
        Transfers from loans to foreclosed real estate                  $     1,841       $     1,798       $     1,545
        Exchange of loans for mortgage-backed securities                          -                 -            12,698
        Fair value of assets acquired (non-cash)                             14,146                 -                 -
        Fair value of liabilities assumed                                    29,420                 -                 -
Non-cash financing activities
        Establish RRP                                                   $         -       $         -       $    12,046








           See accompanying notes to consolidated financial statements

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2003, 2002, AND 2001
   (ALL DOLLAR AMOUNTS PRESENTED IN THE TABLES ARE IN THOUSANDS, EXCEPT SHARE
                                    AMOUNTS)


(1) ACCOUNTING POLICIES

    The accounting and reporting policies of Waypoint Financial Corp. ("Waypoint Financial" or "the Company") and its subsidiaries conform to accounting principles generally accepted in the United States and to general practices within the banking industry.

    The following is a description of the more significant of those policies:

    (a) Basis of Financial Statements

    The Consolidated Financial Statements include the accounts of Waypoint Financial and its wholly owned subsidiaries Waypoint Bank, Waypoint Financial Investment Corporation, Waypoint Service Corporation, Waypoint Brokerage Services, Inc, and Waypoint Insurance Group, Inc. Waypoint Bank is the sole owner of the following subsidiaries: Waypoint Investment Corporation, and C.B.L. Service Corporation. All significant intercompany transactions and balances are eliminated in consolidation.

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

    (b) Use of Estimates

      In preparing the financial statements in accordance with accounting principles generally accepted in the United States, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change primarily relate to the determination of the allowance for loan losses, deferred tax benefits, and benefit plan liabilities.

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

      Debt and equity securities not classified as held-to-maturity or trading are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a component of comprehensive income.

      Debt and equity securities bought and held for the purpose of selling in the near term are classified as trading and are carried at fair value, with net unrealized gains and losses recognized currently in noninterest income.

    Waypoint Financial's investment portfolio serves as a source of liquidity; therefore, most debt and equity securities are classified as available-for-sale. The trading securities held are confined to investments in a Rabbi Trust for deferred director and employee compensation plans.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


    Securities are evaluated periodically to determine whether a decline in their value is other than temporary. Declines in value that are determined to be other than temporary are recorded as realized losses to the extent the amortized cost exceeds fair value.

    Premiums and discounts are amortized or accreted on the related securities using a method that approximates the interest method. Gains or losses upon sale are determined using the specific identification method and are recorded on a trade date basis.

    Federal law requires a member institution of the Federal Home Loan Bank ("FHLB") system to hold stock of its district FHLB according to a predetermined formula. This stock is recorded at cost and may be pledged to secure FHLB advances.

(e) Loans Receivable

      Loans receivable are stated at unpaid principal balances, adjusted for the allowance for loan losses, net deferred loan origination fees, unearned discounts and premiums, and deferred dealer costs.

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

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


    (f) Loans Held for Sale

    Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value. The carrying value includes the mark-to-market adjustment on loans held for sale that are designated in a hedging relationship. Gains and losses on the sale of loans are determined using the specific identification method.

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

      Waypoint Financial measures the impairment of servicing rights based on the difference between the carrying amount of the servicing rights and their current fair value. Impairment of servicing rights is recognized through a valuation allowance. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights exceed their fair value. For the purpose of evaluating and measuring impairment of capitalized mortgage servicing rights, Waypoint Financial stratifies those rights based on the predominant risk characteristics of the underlying loans, including loan type, interest rate (fixed or adjustable) and amortization type. Valuation techniques for measuring fair value incorporate assumptions that market participants use in estimating future servicing income and expense, including assumptions about prepayment, default and interest rates.

    (h) Real Estate Held for Investment and Foreclosed Real Estate

      Effective January 1, 2002, Waypoint Financial adopted the provisions of Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 provides guidance for recognition and measurement of impairment of long-lived assets to be held and used and assets to be disposed of. SFAS 144 also establishes specific criteria to determine when a long-lived asset is held for sale.

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

    (i) Premises and Equipment

     Premises and equipment are carried at cost, less accumulated depreciation and amortization. Buildings and improvements, furniture and equipment, automobiles and software are depreciated or amortized using the straight-line method over the estimated useful lives of the assets. The cost of leasehold improvements is being amortized using the straight-line method over the lesser of the estimated useful lives or the terms of the related leases.

    Expenditures for repairs and maintenance are charged to expense as incurred.

     (j) Goodwill and Other Intangible Assets

     Effective January 1, 2002, Waypoint Financial adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS No. 142 revised the accounting for purchased intangible assets and, in general, requires that goodwill no longer be amortized, but rather that it be tested for impairment at the reporting unit level. Waypoint Financial's accounting treatment for goodwill is discussed in Note 10. Waypoint Financial primarily amortizes deposit and insurance related intangibles that are purchased based on expected attrition rates.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


    The amortization periods for these intangible assets are subject to periodic review for reasonableness by management. Management periodically assesses whether events or changes in circumstances indicate that the carrying amounts of goodwill and core deposit and other intangible assets may be impaired.

    (k) Income Taxes

    Waypoint Financial accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS
109). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance has been provided for when management believes that it is more likely than not that a portion of the deferred tax will not be realized.

    (l) Derivative Financial Instruments

    Waypoint Financial accounts for derivative financial instruments in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133) and Financial Accounting Standard No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133," (SFAS
138). These Statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Special hedge accounting treatment is permitted only if specific criteria are met, including a requirement that the hedging relationship be highly effective both at inception and on an ongoing basis. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges under SFAS No. 133. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

    Waypoint Financial recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. On the date the derivative instrument is entered into, the company generally designates the derivative as either (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value hedge") (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow hedge") or (3) an instrument that does not qualify for hedge accounting. Waypoint Financial does not engage in foreign business operations and, accordingly, has no derivative instruments associated with such operations.

    Changes in the fair value of a derivative that is designated as, and meets all the required criteria for, a fair value hedge, along with the change in the fair value of the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings. The adjustment to the hedged asset or liability is included in the basis of the hedged item, while the fair value of the derivative is recorded as an asset or liability. Changes in the fair value of a derivative that is designated as, and meets all the required criteria for, a cash flow hedge are recorded in accumulated other comprehensive income within stockholders' equity and reclassified into earnings in the period or periods the hedged transaction affects earnings. The portion of the change in fair value of a derivative associated with hedge ineffectiveness or the component of a derivative instrument excluded from the assessment of hedge effectiveness is recorded currently in earnings. Changes in the entire fair value of a derivative not designated in a hedging relationship are recorded immediately in current period earnings.

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

    Hedge ineffectiveness related to hedges during the period to be recognized in earnings was not significant for 2003, 2002, and 2001, respectively.

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


                                                          2003                        2002                       2001
                                                 ----------------------      ----------------------     -----------------------
                                                  Amount                      Amount                      Amount
                                                 per share     Shares        per share     Shares       per share      Shares
                                                 ---------   ----------      ---------   ----------     ---------    ----------
Average shares of common stock
   outstanding:
       Basic                                     $   1.29    32,084,728      $   1.26    37,123,818      $   0.99    39,216,914
       Effect of stock options and grants           (0.03)      980,729         (0.03)    1,037,591         (0.02)      591,669
                                                 --------    ----------      --------    ----------      --------    ----------

              Diluted                            $   1.26    33,065,457      $   1.23    38,161,409      $   0.97    39,808,583
                                                 ========    ==========      ========    ==========      ========    ==========

    The following anti-dilutive options were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares during the period:

                                                    NUMBER OF
                                                  ANTI-DILUTIVE    WEIGHTED AVERAGE      EXPIRATION
               YEAR ENDED                             OPTIONS       EXERCISE PRICE         THROUGH
             -------------                        -------------     --------------    ----------------
         December 31, 2003                             20,125           $25.15         January 5, 2008
         December 31, 2002                             83,021           $19.49         January 5, 2009
         December 31, 2001                            185,016           $17.29       February 15, 2009


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

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                                           2003             2002             2001
                                                                        ----------       ----------       ----------
Net Income
    As reported                                                         $   41,487       $   46,866       $   38,807
    Deduct: Total stock-based employee compensation expense
      determined under fair value based method for all awards, net
      of related tax effects                                                (1,279)          (2,355)          (1,253)
                                                                        ----------       ----------       ----------
    Pro forma                                                           $   40,208       $   44,511       $   37,554
Basic earnings per share
    As reported                                                         $     1.29       $     1.26       $     0.99
    Pro forma                                                           $     1.25       $     1.20       $     0.96
Diluted earnings per share
    As reported                                                         $     1.26       $     1.23       $     0.97
    Pro forma                                                           $     1.22       $     1.17       $     0.94



(p) Advertising

    Advertising costs are expensed as incurred and totaled $3,724,000, $3,201,000, and $1,912,000 in 2003, 2002, and 2001, respectively.

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

    Waypoint Financial recorded reclassification adjustments out of other comprehensive income totaling $(3,604,000), $(3,055,000), and $(1,837,000) in
2003, 2002, and 2001, respectively, for (gains) losses realized on securities available for sale. These adjustments included tax expense (benefit) of $1,444,000, $1,432,000, and $989,000 in 2003, 2002, and 2001, respectively.

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

(s) Reclassifications and Adjustments

    Certain amounts in the 2002 and 2001 consolidated financial statements and notes have been reclassified to conform to the 2003 presentation. All share and per-share information reported herein have been adjusted to reflect the impact of the 5% stock dividend which was distributed August 15, 2003 to shareholders of record on August 1, 2003. In addition, shareholders' equity accounts have been adjusted to reflect the issuance of 2,027,332 shares in connection with this stock dividend.

(t) Recently Issued Accounting Guidance

    In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. Waypoint

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Financial adopted the recognition and measurement provisions of this Interpretation effective on January 1, 2003, with an immaterial impact on Waypoint Financial's financial condition or results of operations.

    In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS 148). SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation" (SFAS 123) to provide alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Waypoint Financial has not elected to change to the fair-value method of accounting for stock-based compensation but has complied with the disclosure requirements herein.

    In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46 Revised (FIN 46R), issued in December 2003, replaces FIN 46. FIN 46R requires public entities to apply FIN 46 or FIN 46R to all entities that are considered special-purpose entities in practice and under the FASB literature that was applied before the issuance of FIN 46 by the end of the first reporting period that ends after December 15, 2003. For any variable interest entities (VIE) that must be consolidated under FIN 46R, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. Waypoint Financial elected to adopt the requirements of the revised Interpretation at December 31, 2003 as it relates to special-purpose entities. As a result, Waypoint Financial determined that it does not have a variable interest in Waypoint Capital Trust I, Waypoint Capital Trust II and Waypoint Statutory Trust III; therefore, these Trusts have been de-consolidated by Waypoint Financial at December 31, 2003. Upon de-consolidation of these Trusts, the resulting liabilities have been reclassified from a separate section between liabilities and equity to the liabilities section in the Consolidated Statements of Financial Condition with no change in the reporting of distributions. Waypoint Financial is currently evaluating whether the issuance of FIN 46 and FIN 46R will result in the consolidation of any variable interest entities that are not special-purpose entities.

    In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. Waypoint Financial's adoption of SFAS 149 did not have a material impact on its financial condition or results of operations.

    In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150). SFAS 150 establishes standards for the classification and measurement of financial instruments with characteristics of both liabilities and equity. This standard is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective beginning in the third quarter of 2003. The primary provisions of SFAS 150 applicable to Waypoint Financial were deferred indefinitely on November 7, 2003 through the issuance of FASB Staff Position No. 150-3.

    In October 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits," (SFAS 132R). SFAS 132R amends SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and revises SFAS No. 132. SFAS 132R revised employers' disclosures about pension plans and other postretirement benefit plans. It did not change the measurement or recognition of those plans required by SFAS Nos. 87, 88 and 106. While retaining the disclosure requirements of SFAS No. 132, which it replaced, SFAS 132R requires additional disclosures about assets, obligations, cash flows, and net periodic benefit costs of defined benefit plans and other defined benefit postretirement plans. The provisions of SFAS 132R are generally effective for financial statements with fiscal years ending after December 15, 2003. The interim period disclosures required by this statement are effective for interim periods beginning after December 15, 2003. The disclosures for earlier periods should be restated, or if it is not practicable to obtain this information, the notes to the financial statements should include all available information and identify information that is

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


not available. Waypoint Financial has complied with the required provisions of SFAS 132R and included the appropriate information in note 15 of Notes to Consolidated Financial Statements.

    In December 2003, the Emerging Issues Task Force issued EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The EITF addresses disclosure requirements regarding information about temporarily impaired investments. The requirements are effective for fiscal years ending after December 15, 2003 for all entities that have debt or marketable equity securities with market values below carrying values. The requirements apply to investment in debt and marketable equity securities that are accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The requirements apply only to annual financial statements. As of December 31, 2003, the Bank has included the required disclosures in their financial statements.


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

    Quantitative measures established by regulation to ensure capital adequacy require Waypoint Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined by the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). At December 31, 2003 and 2002, Waypoint Bank met all capital adequacy requirements to which it is subject.

    Waypoint Bank's capital amounts and ratios are presented in the following table:


                                                                                             WELL CAPITALIZED
                                                                                                UNDER PROMPT
                                                                        FOR CAPITAL             CORRECTIVE
WAYPOINT BANK                                                        ADEQUACY PURPOSES         ACTION RULES
                                                                   -------------------     -------------------
                                                 ACTUAL              MINIMUM REQUIRED        MINIMUM REQUIRED
                                          -------------------      -------------------     -------------------
AS OF DECEMBER 31, 2003                   AMOUNT        RATIO      AMOUNT        RATIO     AMOUNT        RATIO
-----------------------                   ------        -----      ------        -----     ------        -----
Total Capital/Risk Weighted Assets       $432,167        13.1%    $263,756        8.0%    $329,695        10.0%
Tier 1 Capital/Risk Weighted Assets       402,653        12.2      131,878        4.0      197,817         6.0
Tier 1 Capital/Average Assets             402,653         7.4      216,609        4.0      270,762         5.0


AS OF DECEMBER 31, 2002                   AMOUNT        RATIO      AMOUNT        RATIO     AMOUNT        RATIO
-----------------------                   ------        -----      ------        -----     ------        -----
Total Capital/Risk Weighted Assets       $437,843        13.6%    $257,395        8.0%    $321,744        10.0%
 Tier 1 Capital/Risk Weighted Assets      407,730        12.7      128,697        4.0      193,046         6.0
 Tier 1 Capital/Average Assets            407,730         7.8      210,333        4.0      262,916         5.0




Waypoint Bank may dividend up to amounts allowed by OTS regulation.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(3) COMPLETED ACQUISITIONS

    On April 1, 2003, Waypoint Financial completed the acquisition of privately-held e3 Consulting, Inc. based in Mechanicsburg, Pennsylvania. This company develops custom-tailored executive and employee benefit programs and qualified retirement plans for businesses throughout the Mid-Atlantic region. The acquisition was accounted for under the purchase method of accounting for business combinations in accordance with SFAS No. 141, "Business Combinations." Following the acquisition, this company is doing business as Waypoint Benefits Consulting. The accounts and results of operations of this company are included in the financial statements of Waypoint Financial prospectively from the April 1, 2003 acquisition date. In connection with the acquisition, goodwill of $4,548,656 was recorded as the purchase price paid in excess of the net assets acquired. The price for this purchase acquisition totaled $6,000,000 paid on April 1, 2003 plus earn-out consideration to be paid annually through the five-year period ended March 31, 2008 if certain financial performance targets are achieved. Any additional contingent consideration paid will be classified as goodwill in the consolidated statements of financial condition. This acquisition did not have a material impact on Waypoint Financial's results of operations. Accordingly, disclosures regarding pro-forma results of operations have been omitted.

    On September 26, 2003, Waypoint Financial completed the acquisition of two banking branches located in Chambersburg, Pennsylvania. The accounts and results of operations of these banking branches are included in the financial statements of Waypoint Financial prospectively from the September 26, 2003 acquisition date. As a result of this acquisition, Waypoint Financial acquired loans totaling $4,473,000, deposits totaling $29,385,000, and recorded goodwill totaling $3,031,000. Waypoint Financial accounted for this transaction as the acquisition of a business. This acquisition did not have a material impact on Waypoint Financial's results of operations. Accordingly, disclosures regarding pro-forma results of operations have been omitted.


(4) RESTRICTIONS ON CASH

      Waypoint Financial is required by the Federal Reserve Bank to maintain certain statutory cash reserves. At December 31, 2003, Waypoint Financial's reserve requirement was $25,000.


(5) MARKETABLE SECURITIES

      The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for trading and available-for-sale securities by major security type were as follows:

                                                                           AS OF DECEMBER 31, 2003
                                                           -----------------------------------------------------------
                                                                              GROSS         GROSS
                                                                           UNREALIZED     UNREALIZED
                                                           AMORTIZED         HOLDING        HOLDING
                                                              COST            GAINS          LOSSES         FAIR VALUE
                                                           ----------      ----------      ----------       ----------
Available for sale:
  U.S. Government and agencies                             $  458,029      $    1,164      $   (3,334)      $  455,859
  Corporate bonds                                              66,342               -          (4,462)          61,880
  Municipal securities                                         83,201           3,301            (404)          86,098

  Equity securities                                           153,708           4,186          (1,780)         156,114
  Mortgage-backed securities:
     Commercial mortgage-backed securities                     82,471               6            (358)          82,119
     Agency PC's & CMO's                                      933,350           1,929          (5,342)         929,937
     Private issue CMO's                                      722,617             151          (8,697)         714,071
                                                           ----------      ----------      ----------       ----------
                Total mortgage-backed securities            1,738,438           2,086         (14,397)       1,726,127
                                                           ----------      ----------      ----------       ----------
                Total securities available for sale        $2,499,718      $   10,737      $  (24,377)      $2,486,078
                                                           ----------      ----------      ----------       ----------
Trading:
    Rabbi Trust deferred compensation investments (a)      $    3,434      $      258      $        -       $    3,692
                                                           ----------      ----------      ----------       ----------
          Total trading securities                         $    3,434      $      258      $        -       $    3,692
                                                           ----------      ----------      ----------       ----------
             Total marketable securities                   $2,503,152      $   10,995      $  (24,377)      $2,489,770
                                                           ==========      ==========      ==========       ==========


(a) Consists primarily of equity and mutual fund investments.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                                  AS OF DECEMBER 31, 2002
                                                 ---------------------------------------------------------------
                                                                     GROSS           GROSS
                                                                   UNREALIZED      UNREALIZED
                                                  AMORTIZED          HOLDING         HOLDING
                                                     COST             GAINS           LOSSES          FAIR VALUE
                                                 -----------      -----------      -----------       -----------

U.S. Government and agencies                     $   337,316      $     7,469      $       (16)      $   344,769
Corporate bonds                                       78,089               78          (10,951)           67,216
Municipal securities                                  94,235            4,475                -            98,710

Equity securities                                    125,173            6,260             (507)          130,926
Asset-backed securities                               43,677            1,167                -            44,844
Mortgage-backed securities:
   Commercial mortgage-backed securities              23,599              803                -            24,402
   Agency PC's & CMO's                             1,054,131            7,948           (1,229)        1,060,850
   Private issue CMO's                               905,110            5,976             (498)          910,588
                                                 -----------      -----------      -----------       -----------
       Total mortgage-backed securities            1,982,840           14,727           (1,727)        1,995,840
                                                 -----------      -----------      -----------       -----------
       Total securities available for sale       $ 2,661,330      $    34,176      $   (13,201)      $ 2,682,305
                                                 ===========      ===========      ===========       ===========


      The following table presents Waypoint Financial's marketable securities as of December 31, 2003 stratified by contractual maturity as indicated:

                                                      COST         FAIR VALUE
                                                   ----------      ----------
Available for sale:
    Due in one year or less                        $    1,500      $    1,500
    Due after one through five years                  145,724         146,550
    Due after five through ten years                  158,633         156,048
    Due after ten years                               301,715         299,739
    Equity                                            153,708         156,114
    Mortgage-backed securities                      1,738,438       1,726,127
                                                   ----------      ----------
          Total securities available for sale       2,499,718       2,486,078
                                                   ----------      ----------
Trading:
     Equity and mutual funds                            3,434           3,692
                                                   ----------      ----------
          Total trading securities                      3,434           3,692
                                                   ----------      ----------
            Total marketable securities            $2,503,152      $2,489,770
                                                   ==========      ==========


      Marketable securities having a market value of $48,283,000 and $83,982,000 at December 31, 2003 and 2002, respectively, were pledged to secure public deposits. Marketable securities having a market value of $937,552,000 and $1,236,257,000 were pledged as collateral for FHLB advances at December 31, 2003 and 2002, respectively.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


      Activity from the sale of marketable securities and increase in fair value of derivative instruments is as follows:

                                                                             2003              2002              2001
                                                                         -----------       -----------       -----------

Proceeds                                                                 $   665,836       $ 1,158,152       $   535,313
                                                                         ===========       ===========       ===========

Net (decrease) increase in the fair value of derivative instruments      $      (613)      $     4,611       $         -
Gross realized gains                                                          11,669             5,961             3,670
Gross realized losses                                                         (1,987)           (1,474)             (845)
                                                                         -----------       -----------       -----------
Net realized gain                                                        $     9,069       $     9,098       $     2,826
                                                                         ===========       ===========       ===========

    During 2002, Waypoint Financial settled derivative instruments that were not designated as hedges. These derivative instruments were acquired in 2002 and had an aggregate notional amount of $400,000,000.

    The following table presents Waypoint Financial's unrealized losses at December 31, 2003 relating to its investment securities classified as available-for-sale.

                                                   Less than 12 months          12 months or longer              Total
                                                 ------------------------    ------------------------    ------------------------
                                                               Unrealized                  Unrealized                  Unrealized
                                                 Fair Value      Losses      Fair Value      Losses      Fair Value      Losses
                                                 ----------    ----------    ----------    ----------    ----------    ----------
Available for sale:
  U.S. Government and agencies                   $  174,555    $    3,334    $        -    $        -    $  174,555    $    3,334
  Corporate bonds                                         -             -        61,827         4,462        61,827         4,462
  Municipal securities                               14,727           404             -             -        14,727           404

  Equity securities                                  52,040         1,780             -             -        52,040         1,780
  Mortgage-backed securities:
        Commercial mortgage-backed securities        72,082           358             -             -        72,082           358
        Agency PC's & CMO's                         505,947         5,342             -             -       505,947         5,342
        Private issue CMO's                         624,682         8,697             -             -       624,682         8,697
                                                 ----------    ----------    ----------    ----------    ----------    ----------
           Total mortgage-backed securities       1,202,711        14,397             -             -     1,202,711        14,397
                                                 ----------    ----------    ----------    ----------    ----------    ----------
           Total securities available for sale   $1,444,033    $   19,915    $   61,827    $    4,462    $1,505,860    $   24,377
                                                 ==========    ==========    ==========    ==========    ==========    ==========


    At December 31, 2003, Waypoint Financial held 12 investment positions in corporate bonds that were in an unrealized loss position for 12 months or longer. The unrealized losses associated with the corporate bond portfolio are primarily due to the widening of credit spreads since the acquisition dates. Management monitors the movement of credit spread and interest rates in connection with its corporate bond portfolio.

    Waypoint Financial periodically reviews investment securities classified as available-for-sale for potential impairment and records impairment in accordance with SFAS No. 115. This includes a review of the fair value of each investment security in relation to its book value, the current grade of the security, the dividend paying status of the security and other significant events. Based on management's review, no investment securities were determined to be other than temporarily impaired, and as a result no impairment charges were recorded in income during 2003 2002, or 2001.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(6) LOANS RECEIVABLE

      Loans receivable at December 31 are summarized as follows:



                                                                             2003              2002
                                                                          -----------       -----------
Residential mortgage loans (primarily conventional):
     Secured by 1-4 family residences                                     $   347,679       $   697,505
     Construction (net of undistributed portion of $25,580 in 2003
        and $27,535 in 2002)                                                   25,500            23,636
                                                                          -----------       -----------
                                                                              373,179           721,141
Less:
     Unearned premium                                                               6                95
     Net deferred loan origination fees                                         2,321             3,616
                                                                          -----------       -----------
              Total residential mortgage loans                                370,852           717,430
                                                                          -----------       -----------

Commercial loans:
     Commercial real estate                                                   651,139           533,088
     Commercial business                                                      343,129           307,655
     Construction and site development (net of undistributed portion
        of $54,163 in 2003 and $15,974 in 2002)                               103,611            53,774
                                                                          -----------       -----------
                                                                            1,097,879           894,517
Less:
     Net deferred loan origination fees                                         1,853             1,308
                                                                          -----------       -----------
              Total commercial loans                                        1,096,026           893,209
                                                                          -----------       -----------

Consumer and other loans:
     Manufactured housing                                                      93,323           106,098
     Home equity and second mortgage                                          561,937           360,102
     Indirect automobile                                                      174,416           138,530
     Other                                                                    106,968            98,887
                                                                          -----------       -----------
                                                                              936,644           703,617
Plus (minus):
     Net deferred loan origination fees                                        (1,035)           (2,489)
     Deferred dealer costs                                                     23,584            25,845
                                                                          -----------       -----------
              Total consumer and other loans                                  959,193           726,973
                                                                          -----------       -----------
                                                                            2,426,071         2,337,612
Less:
     Allowance for loan losses                                                 28,431            27,506
                                                                          -----------       -----------
              Net loans                                                   $ 2,397,640       $ 2,310,106
                                                                          ===========       ===========

    Loans having an aggregate carrying value of $404,365,000 and $995,400,000 were pledged as collateral for FHLB advances at December 31, 2003 and 2002, respectively.

    Activity in the allowance for loan loss is summarized as follows for the years ended December 31:

                                                                 2003           2002           2001
                                                               --------       --------       --------
Balance at the beginning of the year                           $ 27,506       $ 23,069       $ 22,586
Provision charge to income                                        7,513         10,840          6,996
Charge-offs and recoveries, net                                  (6,588)        (6,403)        (6,513)
                                                               --------       --------       --------
Balance at the end of the year                                 $ 28,431       $ 27,506       $ 23,069
                                                               ========       ========       ========

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     Non-accrual and renegotiated loans for which interest has been reduced totaled approximately $8,706,000 in 2003, $10,249,000 in 2002, and $8,236,000 in
2001. Interest income accrued but not recognized on these loans amounted to $664,000 in 2003, $375,000 in 2002, and $300,000 in 2001.

      At December 31, 2003 and 2002, Waypoint Financial had $8,706,000 and $10,249,000, respectively, in impaired loans. The December 31, 2003 and 2002 allowance for loan losses has a reserve of $4,359,000 and $5,384,000, respectively, for these impaired loans.

     Waypoint Financial maintained average balances of $9,592,000, $10,762,000, and $7,949,000 in impaired loans for the years ending December 31, 2003, 2002, and 2001, respectively.


(7) LOAN SERVICING

      Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans totaled $340,937,000, $476,990,000, and $633,138,000 at December 31,
2003, 2002, and 2001, respectively.

      Activity associated with mortgage servicing rights is summarized as follows:


                                      PURCHASED    ORIGINATED       TOTAL
                                      ---------    ----------       -----
Balance at December 31, 2001           $   112       $ 4,670       $ 4,782
Additions                                    -         1,117         1,117
Amortization                               (20)       (2,247)       (2,267)
Net change in valuation allowance            -          (465)         (465)
                                       -------       -------       -------
Balance at December 31, 2002                92         3,075         3,167
Additions                                    -         1,162         1,162
Amortization                               (49)       (2,314)       (2,363)
Net change in valuation allowance            -           562           562
                                       -------       -------       -------
Balance at December 31, 2003           $    43       $ 2,485       $ 2,528
                                       =======       =======       =======

    Balances in the valuation allowance for mortgage servicing rights were $596,000 at December 31, 2003 and $1,158,000 at December 31, 2002.

    Custodial investor balances maintained in connection with the foregoing mortgage servicing rights were approximately $3,836,000 at December 31, 2003 and $10,831,000 at December 31, 2002.

     Waypoint Financial establishes the value of its originated mortgage servicing rights using comparative market prices for mortgage servicing rights at the time the servicing rights are created. Waypoint Financial used the following assumptions to measure the fair value of mortgage servicing rights related to securitizations and recorded gains and losses on securitizations as follows:

                                          2003                  2002                  2001
                                      -------------         --------------        -------------

Discount rates                            8.25%                 8.0%              8.5% to 10.0%
Average prepayment rate               8.3% to 64.3%         13.7% to 46.2%        9.0% to 41.0%
Gain (loss) on securitized loans          $  -                  $  -                $276,000


    Waypoint Financial performs a quarterly market value analysis of its mortgage servicing rights on an individual strata basis. For each strata, if the calculated market value is less than the carrying value of the servicing rights, a valuation adjustment is recorded to write down the servicing rights to the market value. As of December 31, 2003, total mortgage servicing rights reflected a fair market value of $2,610,000.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


    At December 31, 2003, Waypoint Financial's valuation of mortgage servicing rights reflected an average discount rate of 8.25% and an average prepayment rate of 19.5%. Waypoint Financial also stresses certain modeling assumptions used in determining the value of its mortgage servicing rights. At December 31, 2003, the high and low values resulting from stressed assumptions were $2,868,000 and $2,352,000, respectively.


(8) INVESTMENT IN REAL ESTATE AND OTHER JOINT VENTURES

      A summary of real estate is as follows:

                                                                                       DECEMBER 31
                                                                                   ------------------
                                                                                    2003        2002
                                                                                   ------      ------
      Held for investment (net of accumulated depreciation of $62,000 in 2003
         and $42,000 in 2002)                                                      $  930      $  949
      Foreclosed assets held for sale                                                 472         492
                                                                                   ------      ------
                                                                                    1,402       1,441
      Less: Allowance for real estate losses                                            -           -
                                                                                   ------      ------
                                                                                   $1,402      $1,441
                                                                                   ======      ======


      Waypoint Financial is a partner in several small business investment corporation (SBIC) partnerships in which its ownership percentage is less than 20%. The Corporation's investment in the SBIC partnerships is accounted for under the equity method of accounting. The carrying value of this investment was approximately $8,739,000 and $6,969,000 at December 31, 2003 and 2002,
respectively. Waypoint Financial's share of the venture's net (loss) income was $(1,956,000), $1,266,000, and 33,000 in 2003, 2002, and 2001, respectively.

      Waypoint Financial also maintains an interest in a joint venture associated with reinsurance of credit life and disability and private mortgage insurance products sold in the course of Waypoint Financial's banking activities. The Corporation's investment in this joint venture is generally accounted for under the equity method of accounting. The carrying value of this investment was $651,000 and $567,000 at December 31, 2003 and 2002, respectively. Waypoint Financial recorded income of $65,000, $71,000, and $53,000 in 2003, 2002, and 2001, respectively.

    Waypoint Financial is a limited partner in several partnerships (approximate ownership position of 99%) for the purpose of acquiring, renovating, operating and leasing qualified low-income housing and historic properties. Aggregate net equity investment in these partnerships approximated $8,330,000 and $5,796,000 at December 31, 2003 and 2002, respectively. Waypoint Financial's share of the partnerships' net loss of $(2,265,000), $(1,128,000), and $(486,000) in 2003,
2002, and 2001, respectively, is included in operations under the equity method of accounting. Benefits attributed to these partnerships include low-income housing and historic tax credits which totaled $1,533,000, $980,000, and $472,000 in 2003, 2002, and 2001, respectively.

    A subsidiary of Waypoint Bank operates two unconsolidated joint ventures engaged in residential real estate development. The Corporation's investment in these two joint ventures are accounted for under the equity method of accounting. The combined carrying values of these investments were approximately $73,000 and $35,000 at December 31, 2003 and 2002, respectively. The Corporation's share of the ventures' net (loss) income was $(25,000), $26,000, and $81,000 in 2003, 2002, and 2001, respectively.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(9) PREMISES AND EQUIPMENT

    A summary of premises and equipment at December 31 follows:

                                                                    ESTIMATED
                                        2003             2002      USEFUL LIVES
                                      --------       ----------    ------------
      Land and improvements           $  8,078       $  7,822
      Buildings and improvements        32,043         30,551       5-40 years
      Leasehold improvements            10,841          9,530       5-25 years
      Furniture and equipment           36,352         34,892       3-10 years
      Automobiles                          642            577          3 years
      Software                           7,100          6,522        3-5 years
      Accumulated depreciation         (45,267)       (41,068)
                                      --------       ----------
                                      $ 49,789       $   48,826
                                      ========       ==========


    During 2003, Waypint Financial recorded a $1.1 million impairment charge in other noninterest expense on an administrative building that is marketed for sale. Management determined the fair market value of the asset based on a quoted market price.

    Depreciation expense was $5,927,000 in 2003, $5,895,000 in 2002, and
$6,158,000 in 2001.

(10)  GOODWILL

       Waypoint Financial adopted SFAS 142 "Goodwill and Other Intangible Assets" on January 1, 2002. As required under the non-amortization approach defined in SFAS 142, Waypoint Financial ceased amortizing goodwill to expense as of January 1, 2002. The following presents a comparison of the results of operations as if the non-amortization approach was applied to all periods presented:

                                                           For the years ended
                                                               December 31,
                                                -------------------------------------------
                                                   2003            2002            2001
                                                ----------      ----------      ----------
      Reported net income                       $   41,487      $   46,866      $   38,807
      Pro forma adjustment to eliminate
          amortization of goodwill                       -               -           1,048
                                                ----------      ----------      ----------
      Pro forma net income                      $   41,487      $   46,866      $   39,855
                                                ==========      ==========      ==========


      Reported diluted earnings per share       $     1.26      $     1.23      $     0.97
      Pro forma adjustment to eliminate
          amortization of goodwill                       -               -            0.03
                                                ----------      ----------      ----------
      Pro forma diluted earnings per share      $     1.26      $     1.23      $     1.00
                                                ==========      ==========      ==========


      Waypoint Financial evaluated its goodwill for impairment at the reporting unit level as prescribed in SFAS 142. The carrying value of net goodwill increased approximately $7.6 million during fiscal year 2003 relating to the acquisitions of Waypoint Benefits Consulting and bank branches in the amounts of $4.6 million and $3.0 million, respectively. To date, Waypoint Financial has not recognized any impairment of goodwill in connection with SFAS 142. Waypoint Financial will continue to test goodwill for impairment at least annually on December 31, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(11) OTHER INTANGIBLE ASSETS

       Waypoint Financial held two major classes of other intangible assets - deposit intangibles and identifiable intangibles associated with insurance sales and service customer list - during the periods presented. The following summarizes other intangible assets as of December 21, 2003 and 2002:


         December 31, 2003                                           Deposit           Insurance           Total
                                                                  --------------     --------------    --------------

             Acquisition cost of intangibles                          $  14,092           $  1,571          $ 15,663
             Less: accumulated amortization                              12,533                249            12,782
                                                                  --------------     --------------    --------------
             Carrying value of intangibles                            $   1,559           $  1,322          $  2,881
                                                                  ==============     ==============    ==============


             Weighted average amortization period of intangibles      7.2 years         17.5 years        10.2 years


         December 31, 2002                                           Deposit           Insurance           Total
                                                                  --------------     --------------    --------------

             Acquisition cost of intangibles                          $  13,713            $     -        $   13,713
             Less: accumulated amortization                              12,037                  -            12,037
                                                                  --------------     --------------    --------------
             Carrying value of intangibles                            $   1,676            $     -        $    1,676
                                                                  ==============     ==============    ==============


             Weighted average amortization period of intangibles        7 years                N/A           7 years



      The projected amortization expense for the deposit and insurance intangibles at December 31, 2003, are as follows:

             Years ending December 31                              Deposit           Insurance            Total
                                                              ---------------     ---------------    ----------------
             2004                                                      $ 536              $  232              $  768
             2005                                                        535                 192                 728
             2006                                                        288                 162                 450
             2007                                                         44                 126                 170
             2008                                                         32                 104                 136
             2009 and thereafter                                         124                 506                 629
                                                              ---------------     ---------------    ----------------
                                                                      $1,559             $ 1,322              $2,881
                                                              ===============     ===============    ================

     Deposit intangibles and insurance related intangibles are primarily amortized based on expected attrition rates. The aggregate amortization expense for the year ending December 31, 2003 was $725,000.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(12) DEPOSITS

    A major component of Waypoint Financial's business is the gathering of deposit funds from individuals, businesses, governmental entities, and other entities. Following is the composition of Waypoint Financial's deposit portfolio as of December 31, 2003 and 2002:

                                                                             2003                     2002
                                                                     ---------------------    ---------------------
           Savings                                                             $  252,072               $  250,780
           Time                                                                 1,408,970                1,452,973
           Transaction                                                            560,520                  379,211
           Money market                                                           499,353                  370,426
                                                                     ---------------------    ---------------------
                Total deposits                                                 $2,720,915               $2,453,390
                                                                     =====================    =====================


    As of December 31, 2003, deposit balances consisted of the following:


                                                                          AMOUNT        AVERAGE RATE
                                                                          ------        ------------
                Deposits maturing in:
                2004                                                     $585,841          3.35%
                2005                                                      143,975          2.48
                2006                                                      155,105          3.34
                2007                                                      145,758          4.72
                2008                                                       98,590          2.89
                2009 and beyond                                           279,701          1.63
                Non-maturing deposits                                   1,311,945          0.75
                                                                       ----------
                                                                       $2,720,915          1.93
                                                                       ==========


      Waypoint Financial pays deposit insurance premiums to the Savings Association Insurance Fund ("SAIF") of the FDIC. Waypoint Financial's average deposit insurance premium rate was .016% for 2003, .018% for 2002, and .019% for 2001 of its assessed deposit base. This resulted in total premiums assessed of $400,000 in 2003, $442,000 in 2002, and $495,000 in 2001.

     Waypoint Financial had deposits (excluding brokered deposits) with a minimum denomination of $100,000 totaling $613,369,000 and $504,825,000 at December 31, 2003 and 2002, respectively.

      Waypoint Financial had brokered certificates of deposit totaling $289,088,000, at an average rate of 1.39%, at December 31, 2003, and $136,667,000, at an average rate of 2.01%, at December 31, 2002. The certificates of deposit have maturities ranging from six months to fifteen years and were issued in denominations greater than $100,000.


(13) OTHER BORROWINGS

      Borrowed funds at December 31 are summarized as follows:

                                                                                                     2003              2002
                                                                                                ------------      ------------
     FHLB Advances                                                                                $1,827,627        $2,041,558
     Repurchase Agreements                                                                           278,054           372,897
     Other                                                                                             5,000                25
                                                                                                                            --
                                                                                                  ----------        ----------
         Total other borrowings                                                                   $2,110,681        $2,414,480
                                                                                                  ==========        ==========

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


    As of December 31, 2003, FHLB advances consisted of the following:


                                                                   AMOUNT        AVERAGE RATE
                                                                 ----------      ------------
     FHLB advances maturing in:
     2004                                                        $  429,919           2.51%
     2005                                                           124,841           5.34
     2006                                                            75,000           4.25
     2007                                                           295,000           3.12
     2008                                                           172,227           2.29
     2009 and beyond                                                730,640           5.16
                                                                 ----------
                                                                 $1,827,627           3.91
                                                                 ==========



    Waypoint Financial uses a variety of FHLB advance products including overnight advances, floating-rate advances, fixed-rate advances, and convertible option advances. Pursuant to collateral agreements with the FHLB, advances are fully secured by certain debt securities and qualifying first mortgage loans. Unused collateral available for FHLB advances totaled $459,500,000 at December 31, 2003 and $201,200,000 at December 31, 2002.

      As of December 31, 2003, Waypoint Financial's repurchase agreements consisted of the following:

                                                                 AMOUNT       AVERAGE RATE
                                                                --------      ------------
     Repurchase agreements maturing in:
     2004                                                        $ 76,062          0.87%
     2005                                                         101,992          2.91
     2006                                                          50,000          0.67
     2007                                                               -             -
     2008                                                          50,000          5.21
     2009 and beyond                                                    -             -
                                                                 --------
                                                                 $278,054          2.36
                                                                 ========

    During 2003 and 2002, Waypoint Financial sold repurchase agreements, the average balance of which was $332,104,000 for 2003 and $373,266,000 for 2002. The highest month-end balance outstanding was $385,800,000 during 2003 and $479,344,000 during 2002. The securities underlying the agreements were under Waypoint Financial's control.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(14)  COMMITMENTS TO EXTEND CREDIT

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

      At December 31, 2003 and 2002, Waypoint Financial had the following off-balance sheet commitments:

                                                                  2003          2002
                                                                --------      --------
      Commitments:
          To extend credit:
                Unused open-end consumer lines of credit        $195,390      $179,816
                Unused open-end commercial lines of credit       345,413       313,246
                Funds available on construction loans             79,743        43,509
                Loan originations                                 88,779       101,950
          To sell loans                                           31,822        93,568
          Loans sold with recourse                                56,978        13,271
          Performance standby letters of credit                   83,035        62,835


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

      Waypoint Financial evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by Waypoint Financial upon extension of credit, is based on management's credit evaluation of the customer. Collateral held includes residential owner occupied and income producing commercial mortgages, accounts receivable, and inventories.

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

      Performance standby letters of credit are conditional commitments issued by Waypoint Financial to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The terms of the letters of credit vary from 6 months to 60 months and may have renewal features. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Waypoint Financial holds collateral supporting those commitments for which collateral is deemed necessary.

      Most of Waypoint Financial's business activity is with customers located within its defined market area. Waypoint Financial grants commercial, residential and consumer loans throughout central Pennsylvania and northern Maryland, but sells a majority of its residential loans in the secondary market. Since the majority of Waypoint Financial's loan portfolio is located in central Pennsylvania and northern Maryland, a substantial portion of Waypoint Financial's debtors' ability to honor their contracts and increases or decreases in the market value of the real estate collateralizing such loans may be significantly affected by the level of economic activity in this area.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(15) BENEFITS

    Waypoint Financial maintains certain benefit plans to attract and retain high quality employees and directors, including health and life insurance welfare benefit plans, retirement plans, and other supplemental benefit plans.

    As of December 31, 2003, Waypoint Financial provided a defined contribution plan (401k Plan) that covered substantially all employees of the Company. During 2003, the Company enhanced the competitiveness of its 401K Plan by increasing its matching contribution to 100% of employee contributions of up to 3% and 50% of employee contributions above 3%, up to a maximum match of 4% of employee contributions. Employees contributed up to 15% of their covered compensation or the annual tax limit of $12,000 ($14,000 if age 50 or older). The matching contribution expense related to the 401k Plan was $1,028,000 in 2003, $597,000 in 2002, and $542,000 in 2001.

    Waypoint Financial maintains both funded and unfunded deferred compensation plans for employees and directors. Certain participant accounts in the deferred compensation plans contain investments in Waypoint Financial's common stock. The following table presents the aggregate amounts recorded for these plans in the statement of condition as of December 31:

                                                                  2003          2002
                                                                  ----          ----
      Marketable securities - trading - held in rabbi trust      $ 3,692      $     -

      Deferred compensation liabilities                          $15,229      $ 9,218

      Paid in capital from deferred compensation                 $ 8,457      $     -

      Treasury stock from deferred compensation plans            $ 9,240      $     -


    Waypoint Financial has invested in various BOLI assets to fund future and current cash payments associated with various employee and director benefit plans. The total cash surrender value of Waypoint Financial's BOLI policies totaled $92.5 million and $88.2 million at December 31, 2003 and 2002, respectively, and are included in other assets in the accompanying consolidated statements of financial condition. Income recognized on the BOLI policies totaled $4,371,000, $4,691,000, and $2,760,000 for 2003, 2002, and 2001,
respectively, as presented in the accompanying consolidated statements of income. Waypoint Financial recognized $1,653,000, $1,122,000, and $1,321,000 in expense for related deferred compensation plans during 2003, 2002, and 2001, respectively.

    Waypoint Financial's related deferred compensation plans include indexed retirement benefit plans for several current and former officers and directors. These plans were implemented in conjunction with bank-owned life insurance programs sold and administered by an outside party. These plans are updated each year for changes in the cash surrender value of the bank-owned life insurance programs. Waypoint Financial accounts for these plans in accordance with SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS 106 requires that the net present value of the benefit payments be accrued over the service period of the individual and be fully accrued at full eligibility date. The plans are subject to key assumptions that are reviewed at least annually by management. The discount rate, the spread crediting rate and the expected long-term rate of return used at December 31, 2003 were 6.5%, 2.7% and 5.35%, respectively.

    Waypoint Financial's financial condition and results of operations also include the effects of certain defined benefit plans that were curtailed during 2001. These plans include the Harris Pension Plan and the Harris Supplemental Executive Retirement Plan. Waypoint Financial uses December 31 as the measurement date for both of these plans.

    During 2001, the Harris Pension Plan was amended and related benefit accruals were frozen. As a result of this plan event, Waypoint Financial recognized a $1,978,000 curtailment gain during 2001. Waypoint Financial recorded prepaid pension expense of $515,000 and $585,000 for this plan as of December 31, 2003 and 2002, respectively. Waypoint Financial recognized net pension expense on this plan totaling $70,000, $15,000, and $408,000 in 2003, 2002, and 2001, respectively.

    During 2001, the Harris Supplemental Executive Retirement Plan was also amended to freeze benefit accruals. As a result of this plan event, Waypoint Financial recognized a $128,000 curtailment gain during 2001. Waypoint Financial recorded accrued benefit expense of $280,000 and $341,000 for this plan as of December 31, 2003 and 2002, respectively. Waypoint Financial recognized net pension expense on this plan totaling $18,000, $21,000, and $57,000 in 2003, 2002, and 2001, respectively.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


    The following sets forth the funded status and amounts recognized for the Harris Pension Plan and Harris Supplemental Executive Retirement Plan in Waypoint Financial's statement of condition at December 31, 2003 and 2002:

                                                              2003         2002
                                                              ----         ----
Change in benefit obligation:
      Benefit obligation at beginning of year                $12,329      $13,119
      Interest cost                                              722          766
      Actuarial loss (gain)                                       93         (875)
      Benefits paid                                             (719)        (681)

                                                        --------------------------
      Benefit obligation at end of year                      $12,425      $12,329
                                                        ==========================


Change in plan assets:
      Fair value of plan assets at beginning of year         $11,266      $12,462
      Employer contributions                                      84           84
      Actual return on plan assets                             1,799         (599)
      Benefits paid                                             (719)        (681)
                                                        --------------------------
      Fair value of plan assets at end of year               $12,430      $11,266
                                                        ==========================

      Funded status                                          $     5      $(1,063)
      Unrecognized net actuarial loss                            230        1,307
                                                        --------------------------
      Prepaid pension expense                                $   235      $   244
                                                        ==========================


     The components of net pension cost for the years ended December 31, 2003, 2002, and 2001 are as follows:

                                                              2003        2002        2001
                                                              ----        ----        ----
      Service cost on benefits earned                        $     -    $     -     $   415
      Interest cost on projected benefit obligation              722        766         835
      Actual (gain) loss on plan assets                       (1,799)       599         474
      Net amortization and deferral of losses (1):             1,165     (1,329)     (1,259)

                                                        -------------------------------------
      Net pension expense                                    $    88    $    36     $   465
                                                        =====================================
--------------

(1)   This item comprised of:
      Current year's net gain (loss) deferred for
      later recognition                                      $ 1,143   $ (1,329)   $ (1,257)
      Amortization of prior service cost                          12          -           9
      Amortization of unrecognized net asset                       -          -         (13)
      Amortization of net loss                                    10          -           2
                                                        -------------------------------------
                                                             $ 1,165   $ (1,329)   $ (1,259)
                                                        =====================================



     Assumptions used to develop the net pension expense were:

                                                            2003        2002        2001
                                                            ----        ----        ----
      Discount rate                                         6.0%        6.0%        6.0%
      Expected long-term rate of return on assets           6.0%        6.0%        6.0%
      Rate of increase in compensation levels               N/A         N/A         N/A

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


    Waypoint Financial has established an assumption for its expected long-term rate of return on assets that equals the discount rate assumption used to determine the plan benefit obligation. This assumption is consistent with the investment risk guidelines in the Harris Pension Plan investment policy described below. The weighted-average asset allocations for the Harris Pension Plan, by asset category, at December 31, 2003 and 2002 were as follows:

                                                            2003            2002
                                                            ----            ----
Asset category:
      Cash and cash equivalents                                   19%             -%
      Equity securities                                           50             35
      U.S. Government and agency debt securities                  27             49
      Corporate debt securities                                    4             16
                                                        ------------   ------------
         Total                                                   100%           100%
                                                        ============   ============

    The assets of the Harris Pension Plan are managed by the Waypoint Trust and Investment Group, an affiliate of Waypoint Financial. Asset allocation targets for the Plan are as follows: 40% to 60% for equity securities, 40% to 60% for all fixed income securities, which includes U.S. Government and agency debt securities, corporate debt securities, and other approved debt securities when applicable. The investment goals for the Harris Pension Plan are to maintain a balanced portfolio to diversify risk, to provide sufficient income to pay current benefits, and to provide sufficient growth to meet future benefit obligations. The equity component of the portfolio requires diversification among different industries, with no more than 10% of the market value of this component concentrated in any single industry and no more than 5% of market value concentrated in any company. For the fixed income component, excluding government and agency issues, no more than 10% of the market value of this component may be invested in any one industry and no more than 5% of the market value may be invested in any one company. Fixed income investments are also limited to government, government agency, and corporate instruments having investment grade ratings by Moody's and Standard and Poors. The Harris Pension Plan held no investments in derivative financial instruments or Waypoint Financial securities during the years ended December 31, 2003, 2002, and 2001.

    Waypoint Financial does not expect to make any contributions to the Harris Pension Plan during 2004 and expects to make contributions totaling $84,000 to the Harris Supplemental Executive Retirement Plan in 2004.

    The Harris Supplemental Executive Retirement Plan is unfunded and, accordingly, had no assets during each of the years ended December 31, 2003, 2002, and 2001.

    Waypoint Financial's financial condition and results of operations also include the effects of the Harris Post-retirement Benefit Plan. Waypoint Financial uses December 31 as the measurement date for this plan. This plan provides certain health care benefits for retired Harris employees that accumulate 25 years of service and were hired before October 1, 1995. The Plan was amended during 2002 and as a result, effective January 1, 2002, eligibility for benefits was eliminated for all but existing retirees and several specified employees. Due to this plan change, Waypoint Financial recognized an associated $361,000 curtailment gain during 2002. Waypoint Financial accounts for this plan under the accrual method of accounting as follows:


                                                                       2003              2002
                                                                -------------------------------------
Change in benefit obligation:
    Benefit obligation at beginning of year                                $ 1,031           $ 1,917
    Service cost                                                                 -                 3
    Interest cost                                                               66                67
    Plan change                                                                 49              (926)
    Actuarial (gain) loss due to changes in assumptions                        (17)               24
    Benefits paid                                                              (54)              (54)
                                                                -------------------------------------
    Benefit obligation at the end of plan year                             $ 1,075           $ 1,031
                                                                =====================================

    Fair value of plan assets at end of year                               $     -           $     -
    Funded status                                                           (1,075)           (1,031)
    Unrecognized net (gain) loss                                              (817)             (872)
    Unrecognized prior service cost                                           (356)             (407)
                                                                -------------------------------------
    Accrued benefit cost                                                   $(2,248)          $(2,310)
                                                                =====================================

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


    The components of net post-retirement benefit cost for the years ended December 31, 2003, 2002 and 2001 are as follows:

                                                                        2003          2002         2001
                                                                ------------------------------------------
Service cost                                                              $  -         $  3         $  64
Interest cost                                                               66           67           122
Amortization of unrecognized prior service cost                            (54)         (54)          (27)
Amortization of net gain                                                   (20)         (21)          (17)
                                                                ------------------------------------------
Total net periodic post-retirement benefit (gain) cost                    $ (8)        $ (5)        $ 142
                                                                ==========================================

    The post-retirement benefit obligation was determined using a discount rate of 6.25% and 6.75% as of December 31, 2003 and 2002, respectively. The assumed health care cost rate used in measuring the accumulated post retirement benefit obligation was 5.0% for medical costs and 5.0% per year for dental costs. The health care cost trend assumption has a significant impact on the amounts reported. For example, a 1.0% increase in the health care trend rate would increase the accumulated post-retirement benefits obligation by $123,000 at December 31, 2003 and increase the aggregate of the service and interest cost components by $7,000 for the year ended December 31, 2003.

    The Harris Post-retirement Benefit Plan is unfunded and, accordingly, had no assets during each of the years ended December 31, 2003, 2002, and 2001. Waypoint Financial does not expect to make any contributions to this plan during 2004.

    On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Medicare Act") was enacted. The Medicare Act introduced both a Medicare prescription drug benefit and a federal subsidy to sponsors of retiree health care plans that provide a benefit at least actuarially equivalent to the Medicare benefit. Waypoint has elected to defer accounting for the effects of the Medicare Act due to significant uncertainties concerning how actuarial equivalency will be determined, how the subsidy payment system will operate, and expected results of voluntary benefit elections of plan participants. Accordingly, the accumulated post-retirement benefit obligation and net periodic benefit (gain) cost noted above do not reflect the effects of the Medicare Act. Also, specific authoritative guidance on the accounting for the subsidy has not yet been issued. Future issued guidance could require Waypoint Financial to change previously reported information.


(16) EMPLOYEE STOCK OWNERSHIP PLANS

    Waypoint Financial maintains an Employee Stock Ownership Plan (the ESOP) for the benefit of its employees. At its inception in 2000, ESOP borrowed $15,640,000 from Waypoint Financial and used the proceeds to purchase 1,642,200 shares of Waypoint Financial common stock. The initial loan provided for variable interest rate that equaled the national prime rate and required fifteen equal annual principal installments beginning September 2002 and ending September 2016. During 2002, in recognition of historically low fixed interest rates available in the market, Waypoint Financial determined that it was in the best interests of the ESOP participants to refinance the ESOP loan. The ESOP loan was refinanced effective September 30, 2002, at a fixed interest rate of 5.80% providing for equal annual payments of $1,661,853 beginning September 2003 through September 2016. The ESOP paid $1,889,000 to settle all interest due as of September 30, 2002 and a proportionate amount of shares was released for allocation to participants' accounts. ESOP shares will continue to be allocated to participants' accounts in following years based on principal and interest payments made each year. Actual share allocations to accounts will be based on each employee's relative portion of Waypoint Financial's total eligible compensation expense during the year the shares are released for allocation. ESOP shares allocated to employee accounts vest 20% per year beginning with completion of two years of service and are fully vested after completion of six years of service with Waypoint Financial. Employees have voting rights over the shares allocated to their accounts. Dividends received on unallocated shares are held within the ESOP and can be applied to pay ESOP debt, allocated to respective participant accounts, or distributed to participants as determined by Waypoint Financial.

    Waypoint Financial accounts for the ESOP under the provisions of the AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans" (SOP 93-6). Accordingly, the shares pledged as collateral on the ESOP loan are reported as unearned shares (a reduction in equity) in Waypoint Financial's consolidated statement of condition. As shares are paid for by the ESOP and released, Waypoint Financial reports compensation expense equal to the average market price of the shares during the period and the shares become outstanding for earnings-per-share computations. Dividends on allocated shares are recorded as a reduction in retained earnings upon declaration by Waypoint Financial. Dividends on unallocated shares are recorded as a reduction in debt service liabilities on the ESOP loan. The first release of ESOP shares for participant allocation occurred during 2002.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


    Waypoint Financial recognized ESOP expense for this plan totaling $2,043,000, $2,027,000 and $0 in 2003, 2002, and 2001, respectively.

      During 2001, Waypoint Financial took action to commence termination of two previous employee stock ownership plans known as the Harris ESOP and the York Financial ESOP. During December, 2001, the plans used existing cash and proceeds from the sale of unearned shares to pay off the remaining principal balances on outstanding plan loans. This action committed all plan shares remaining after the debt retirements to be released to participants. Waypoint Financial completed the allocations to Harris ESOP participant accounts and York Financial ESOP participant accounts. In accordance with SOP 93-6, Waypoint Financial recorded compensation expense during 2001 on all remaining shares committed for release. Compensation expense associated with these plans totaled $1,662,000 in 2001.

      Following is a summary of Waypoint Financial's ESOP shares as of December 31, 2003, 2002, and 2001 and compensation expense for the years then ended:


                                                                      2003             2002             2001
                                                                  -----------      -----------      -----------
      Allocated shares in the previous two plans                            -          276,990        1,065,516
      Shares released for allocation and allocated shares in
         the Waypoint ESOP                                            227,234          123,860                -
      Unearned shares                                               1,406,029        1,518,341        1,642,200
                                                                  -----------      -----------      -----------
      Total shares                                                  1,633,263        1,919,191        2,707,716
                                                                  ===========      ===========      ===========

      Fair value of unearned shares                               $35,425,000      $25,739,000      $23,585,000
                                                                  ===========      ===========      ===========

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(17) STOCK AWARD AND OPTION PLANS

    Waypoint Financial maintains a Recognition and Retention Plan (RRP) under which grants of restricted stock have been made to key officers and employees, non-employee directors, and advisory committee members of Waypoint Financial and its affiliates. Awards of restricted stock under the RRP are subject to forfeiture provisions if the recipient leaves Waypoint Financial or its affiliates before a specified number of years. Recipients of restricted stock awards are not required to provide consideration to Waypoint Financial other than rendering service and have the right to vote shares and receive dividends. Restricted stock awards under the RRP generally vest at the rate of 20% per year, with the exception of advisory committee awards, which fully vested in 2002.

    At the date RRP shares are granted, the fair value of shares granted are recorded as unearned compensation in shareholders' equity. As grants are earned, the unearned compensation is charged to expense. Waypoint Financial recorded expense for earned RRP shares totaling $2,460,000 in 2003, $3,255,000 in 2002, and $2,562,000 in 2001.


                                        RESTRICTED     SHARES IN        TOTAL
                                          SHARES        SUSPENSE        SHARES
                                         --------       --------       --------
      Unearned on January 1, 2001               -        124,213        124,213
      Plan activity during 2001:
            Adoption of RRP                     -        833,700        833,700
            Forfeited                           -              -              -
            Awarded                       914,424       (914,424)             -
            Earned                       (185,069)             -       (185,069)
                                         --------       --------       --------
      Unearned on December 31, 2001       729,355         43,489        772,844
      Plan activity during 2002:
            Forfeited                     (10,878)        10,878              -
            Awarded                         4,515         (4,515)             -
            Earned                       (231,395)             -       (231,395)
                                         --------       --------       --------
      Unearned on December 31, 2002       491,597         49,852        541,449
      Plan activity during 2003:
            Forfeited                      (8,190)         8,190              -
            Awarded                        12,600        (12,600)             -
            Earned                       (179,314)             -       (179,314)
                                         --------       --------       --------
      Unearned on December 31, 2003       316,693         45,442        362,135
                                         ========       ========       ========


      During 2001, Waypoint Financial granted options to advisory committee members which fully vested one year after the date of the grant. Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (Statement 123) requires that expense be recognized for the fair value of these options. Waypoint Financial recorded $504,000 of expense during 2002 for advisory committee options, with no corresponding expense in 2003 or 2001.

      The Company maintains stock option plans (Option Plans) under which incentive and non-incentive options are granted to directors and employees. Options are granted at option prices equal to the fair market value of the Company's stock on the date of grant and are exercisable within 10 years from the date of the option grant. Options granted generally vest over a period between one and five years or at the time of certain qualified events. Recipients of options have no rights with respect to share voting or receipt of dividends on unexercised option shares.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


      The following table presents the activity in Waypoint Financial's option plans during the periods ending December 31:

                                                             OPTION
                                               STOCK        PRICE PER
                                              OPTIONS        SHARE
                                            ----------       ------
      Balance at December 31, 2000           1,828,215       $ 8.30
          Granted                            2,079,954        13.37
          Forfeited                            (77,975)       12.06
          Exercised                           (450,311)        5.82
                                            ----------
      Balance at December 31, 2001           3,379,883        11.40
          Granted                              255,378        15.87
          Forfeited                            (88,886)       11.68
          Exercised                           (231,980)        8.73
                                            ----------
      Balance at December 31, 2002           3,314,395        11.92
          Granted                              305,410        16.88
          Forfeited                            (67,850)       13.03
          Exercised                           (391,239)        9.83
                                            ----------
      Balance at December 31, 2003           3,160,716       $12.80
                                            ==========       ======
      Exercisable at December 31, 2003       1,927,349       $11.83
                                            ==========       ======


    The following table presents the options outstanding and exercisable at December 31, 2003:

                                                  OPTIONS OUTSTANDING                                EXERCISABLE STOCK OPTIONS
                             -----------------------------------------------------------         ----------------------------------
                                                    WEIGHTED AVERAGE
       RANGE OF              TOTAL NUMBER            REMAINING LIFE     WEIGHTED AVERAGE           NUMBER          WEIGHTED AVERAGE
  EXERCISE PRICES             OF SHARES                 (YEARS)          EXERCISE PRICE          OF SHARES          EXERCISE PRICE
  ---------------            ------------           ----------------    ----------------         ---------         ----------------
   $ 0.00-$ 5.00                       2                 1.07                 4.14                       2                 4.14
   $ 5.01-$10.00                 757,436                 3.67                 7.47                 637,690                 7.15
   $10.01-$15.00               1,713,159                 7.56                13.58               1,079,845                13.53
   $15.01-$20.00                 669,994                 7.98                16.45                 189,687                16.39
   $20.01-$30.00                  20,125                 5.01                25.15                  20,125                25.15
                               ---------                                                         ---------
                               3,160,716                 6.69                12.79               1,927,349                11.83
                               =========                                                         =========


    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:


                                                                                           2003          2002            2001
                                                                                         ---------     ---------      ---------
     Risk-free interest rate                                                                  3.4%          3.1%           4.9%
     Expected volatility                                                                     42.2%         20.9%          23.9%
     Expected dividend yield rate                                                             2.5%          2.5%           2.4%
     Expected life                                                                       3.1 years     8.9 years      9.9 years
     Weighted average grant date fair value of options granted during the year               $5.83         $4.30          $4.13


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

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(18) INCOME TAXES

     Total income tax expense (benefit) was allocated as follows:

                                                                                            YEAR ENDED DECEMBER 31
                                                                                 -------------------------------------------
                                                                                     2003           2002           2001
                                                                                 -------------  ------------- --------------
     Income                                                                           $15,654        $18,015        $17,675
     Shareholders' equity, for tax benefit derived from exercise and sale of
     stock option shares                                                               (1,398)          (587)        (1,171)
                                                                                      -------        -------        -------
                                                                                      $14,256        $17,428        $16,504
                                                                                      =======        =======        =======

     Income tax expense (benefit) attributable to continuing operations consisted of the following components:

                                                                                            YEAR ENDED DECEMBER 31
                                                                                 -------------------------------------------
                                                                                     2003               2002           2001
                                                                                 -------------  ------------- --------------
     Current:
         Federal                                                                      $12,117        $16,302        $19,364
         State                                                                          2,594          2,515          1,427
                                                                                      -------        -------        -------
                                                                                       14,711         18,817         20,791
     Deferred:
         Federal                                                                          958           (958)        (3,211)
         State                                                                            (15)           156             95
                                                                                      -------         -------        -------
                                                                                          943           (802)        (3,116)
                                                                                      -------         -------        -------
              Total provision for income taxes                                        $15,654         $18,015       $17,675
                                                                                      =======         =======       =======


    Income tax expense for Waypoint Financial is different than the amounts computed by applying the statutory federal income tax rate to income before income taxes because of the following:

                                                                                           PERCENTAGE OF INCOME
                                                                                            BEFORE INCOME TAXES
                                                                                          YEAR ENDED DECEMBER 31
                                                                                 -----------------------------------------
                                                                                     2003            2002          2001
                                                                                 -------------  ------------  ------------
    Income tax expense at federal statutory rate                                        35.0%         35.0%        35.0%
    Tax exempt income                                                                   (3.1)         (3.2)        (3.0)
    Dividends received deduction                                                        (3.3)         (2.1)        (2.4)
    State taxes, net of federal benefit                                                  2.9           2.6          1.6
    Bank-owned life insurance earnings                                                  (2.8)         (2.5)        (1.7)
    Federal tax credits                                                                 (1.7)         (1.5)        (0.8)
    ESOP Compensation Expense                                                            0.8           0.4          0.0
    Other                                                                               (0.4)         (0.9)         2.6
                                                                                        ----          ----         ----
    Effective tax rate                                                                  27.4%         27.8%        31.3%
                                                                                        ====          ====         ====

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are as follows:

                                                                                                 2003            2002
                                                                                                -------         -------
    Deferred tax assets:
        Allowance for loan losses                                                               $10,047         $  9,720
        Post-retirement benefits expense                                                            913              934
        Deposit intangible amortization                                                           1,747            1,965
        Merger and integration costs                                                                  0              299
        Deferred loan origination fees                                                              488              838
        Net unrealized losses on marketable securities available for sale                         5,144                0
        Compensation accrual                                                                      5,916            5,993
        State net operating loss carryforwards                                                    2,044              262
        Other                                                                                     1,310            1,259
                                                                                                -------         --------
             Total gross deferred tax assets                                                     27,609           21,270
        Less valuation allowance                                                                 (1,673)               0
                                                                                                -------         --------
             Net total deferred tax assets                                                       25,936           21,270

    Deferred tax liabilities:
        Dealer reserves                                                                           8,229            8,982
        Depreciation and amortization                                                             3,051            2,271
        Joint venture                                                                             3,692            3,121
        Servicing rights                                                                            993            1,251
        Net unrealized gains on marketable securities available for sale                              0            8,541
        Merger and integration costs                                                                141                0
        Other                                                                                       771              787
                                                                                                -------          -------
             Total gross deferred tax liabilities                                                16,877           24,953
                                                                                                -------          -------
    Net deferred tax assets (liabilities)                                                       $ 9,059          $(3,683)
                                                                                                =======          =======


    The valuation allowance for deferred tax assets was $0 for the beginning of years 2003 and 2002. The net change in valuation allowance for the years 2003 and 2002 was an increase of $1,673,000 and $0, respectively. The valuation allowance relates to state net operating loss carryforwards for which realizability is uncertain. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that Waypoint Financial will realize the benefits of these deferred tax assets, net of the valuation allowance at December 31, 2003.

    Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2003 will be allocated to income tax benefit that would be reported in the consolidated statements of operations and the portion related to stock options would be reported in the consolidated statements of shareholders' equity.

    At December 31, 2003, Waypoint Financial had state net operating loss carryforwards of approximately $31,482,000 which are available to offset future state taxable income, and expire at various dates through 2023.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(19) LEASES

      At December 31, 2003, Waypoint Financial was obligated under non-cancelable operating leases for office space. Rental expenses for these facilities aggregated $2,139,000 in 2003, $1,774,000 in 2002, and $1,702,000 in
2001. Certain leases contain escalation clauses providing for increased rentals based on increases in the average consumer price index.

      The projected minimum rental payments under the terms of the leases at December 31, 2003, net of projected sub-lease rentals, are as follows:

               YEARS ENDING DECEMBER 31,                            AMOUNT
               -------------------------                            ------
               2004.............................................   $ 1,958
               2005.............................................     1,735
               2006.............................................     1,522
               2007.............................................     1,347
               2008.............................................     1,229
               2009 and thereafter..............................     7,730
                                                                   -------
                                                                   $15,521
                                                                   =======


(20) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

       The majority of Waypoint Financial's assets and liabilities are considered financial instruments as defined in SFAS 107. Many of these instruments, however, lack an available trading market as characterized by a willing buyer and a willing seller engaging in an exchange transaction. Since it is Waypoint Financial's general practice not to engage in trading activities, significant assumptions and estimations were used in calculating present values in discounted cash flow models. Estimated fair values at December 31, 2003 and 2002 have been determined by using the best available data, as noted below:

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

      Loan Servicing Rights. Loan servicing rights have been estimated based on the discounted value of expected cash flows.

      Accrued Interest Receivable. The carrying amounts for accrued interest receivable approximate fair value due either to length of maturity or existence of interest rates that approximate prevailing market rates.

      Accrued Interest Payable. The carrying amounts for accrued interest payable approximate fair value due either to length of maturity or existence of interest rates that approximate prevailing market rates.

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

        WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)


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

      The carrying amounts and estimated fair values for Waypoint Financial's significant financial assets and liabilities at December 31, 2003 and 2002 are as follows:

                                                     AS OF  DECEMBER 31,
                                 ----------------------------------------------------------
                                            2003                            2002
                                 --------------------------      --------------------------
                                   CARRYING                       CARRYING
                                    VALUE        FAIR VALUE         VALUE        FAIR VALUE
                                 ----------      ----------      ----------      ----------
  Financial Assets
  ----------------
Cash and cash equivalents        $  100,016      $  100,016      $   96,088      $   96,088
Marketable securities             2,489,770       2,489,770       2,682,305       2,682,305
FHLB stock                           97,982          97,982         109,807         109,807
Loans receivable, net             2,397,640       2,392,054       2,310,106       2,352,562
Loans held for sale, net             17,011          17,011          30,328          30,328
Loan servicing rights                 2,528           2,610           3,167           2,753
Accrued interest receivable          23,597          23,597          26,585          26,585

    Financial Liabilities
Demand and NOW accounts             560,520         560,520         379,211         379,211
Money market accounts               499,353         499,353         370,426         370,426
Savings deposits                    252,072         252,072         250,780         250,780
Time deposits                     1,408,970       1,430,035       1,452,973       1,504,665
                                 ----------      ----------      ----------      ----------
         Total deposits           2,720,915       2,741,980       2,453,390       2,505,082
                                 ----------      ----------      ----------      ----------
Escrow                                2,568           2,568           3,348           3,348
Accrued interest payable             10,009          10,009          10,295          10,295
Other borrowings                  2,110,681       2,205,819       2,414,480       2,570,675


(21) DERIVATIVE FINANCIAL INSTRUMENTS

    Waypoint Financial uses derivative financial instruments as part of an overall interest rate risk management strategy primarily to manage its exposure due to fluctuations in market interest rates. This exposure includes the impact of changing interest rates on cash flows from interest-bearing assets and liabilities, as well as the impact of changing interest rates on the market value of interest-bearing assets and liabilities.

    Waypoint Financial's derivative financing instruments contain credit risk in that a counterparty to a derivative contract fails to perform according to the terms of the agreement. Credit risk is managed by limiting the aggregate amount of notional value in agreements outstanding with any one counterparty, monitoring the size and the maturity structure of the derivative portfolio, applying uniform credit standards maintained for all activities with credit risk, and collateralizing gains.

    Waypoint Financial's derivative portfolio includes derivative instruments that are designated in fair value hedging relationships and other derivatives that are not designated in SFAS No. 133 hedging relationships.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Fair Value Hedges

    Waypoint Financial uses callable interest rate swaps (Callable Swaps) that are matched to fixed rate callable certificates of deposit (Callable CD's). This hedging relationship qualifies for fair value hedge accounting under SFAS No.
133. Under the terms of the Callable Swaps, Waypoint Financial receives fixed rate payments and pays variable rate payments based primarily on one-month USD LIBOR. The fixed interest rate payments received by Waypoint Financial as a result of the swap is passed on to the holder of the Callable CD's, which effectively converts the Callable CD's to variable rate. Waypoint Financial attempts to match the dates that the Callable Swap's are callable by the counterparty with the dates that the Callable CD's are callable by Waypoint Financial. Changes in the fair value of the callable interest rate swaps are highly effective in offsetting changes in the fair value of the Callable CD's. For the years ended December 31, 2003 and December 31, 2002, ineffectiveness with this fair value hedging relationship was insignificant to earnings.

    Waypoint Financial also uses interest rate swaps that do not have call option features ("regular swaps"). The regular swaps are matched to fixed rate FHLB borrowings and repo agreements. This hedging relationship qualifies for fair value hedge accounting under SFAS No. 133. Under the terms of the regular swaps, Waypoint Financial receives fixed rate payments and pays variable rate payments based on one-month USD LIBOR. The fixed interest payments received by Waypoint Financial as a result of the regular swap is passed on to the FHLB, which effectively converts the borrowings to variable rate. Changes in the fair value of the regular swaps are highly effective in offsetting changes in the fair value of the FHLB borrowings. For the years ended December 31, 2003 and December 31, 2002, no ineffectiveness was recognized in earnings associated with this fair value hedging relationship.

    Forward loan sale commitments are used by Waypoint Financial to hedge changes in market interest rates associated with its fixed rate held-for-sale mortgage loans. This hedging relationship qualifies for fair value hedge accounting under SFAS No. 133. Waypoint Financial's objective is to eliminate price risk due to changes in interest rates on its mortgage loans held-for-sale during the period its mortgage loans are held-for-sale on the balance sheet. Changes in the fair value of the forward loan sale commitments due to market interest rate movement are highly effective in offsetting changes in the fair value of the mortgage loans held-for-sale. For the years ended December 31, 2003 and 2002, no hedge ineffectiveness was recognized in earnings associated with this fair value hedging relationship.

Other Derivative Activities

    During year ending December 31, 2003, Waypoint Financial entered into an interest rate cap agreement to manage interest rate risk associated with the valuation of marketable securities. The interest rate cap is not designated in a SFAS No. 133 hedging relationship. The interest rate cap has a 2008 maturity date and a strike rate of 5.5% based on one-month Libor. The fair value of the interest rate cap was $3,287,000 at December 31, 2003. For the year ended December 31, 2003, Waypoint Financial recognized a $.6 million loss on the fair value of the interest rate cap agreement.

    Waypoint Financial also has rate lock commitments extended to borrowers that relate to the origination of readily marketable mortgage loans held-for-sale that are considered to be derivatives, and do not qualify for hedge accounting, under SFAS No. 133. At the time the interest rate is locked in by the borrower, the Company concurrently enters into a mandatory or best efforts forward loan sale commitment ("forward commitment") with respect to the sale of such loan at a set price in an effort to manage the interest rate risk inherent in the rate lock commitment. The forward commitments also meet the definition of a derivative instrument under SFAS No. 133. Waypoint Financial determines the fair value of rate lock commitments using secondary market prices for underlying loans with similar coupons, maturity and credit quality, subject to the anticipated loan funding probability, or fallout factor. Any changes in the fair value of the rate lock commitments due to interest rate movement is substantially offset by the corresponding change in the fair value of the forward commitments related to such loan. This relationship effectively eliminates the Company's interest rate and price risk prior to the closing date of each loan. Waypoint Financial records the estimated fair value of the rate lock commitments and forward commitments on its balance sheet in either other assets or other liabilities, with the offset to gain on sales of loans, net included in noninterest income. For the year ended December 31, 2003, Waypoint Financial recognized a loss of $11,000 in earnings associated with these derivative positions.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


    The following table summarizes Waypoint Financial's derivatives designated as hedges under SFAS No. 133 as of December 31, 2003 and December 31, 2002:

                                                        Year of
                                            Number      Maturity       Year of Call     Notional Amount     Fair Value
                                           --------- ---------------  ---------------  -----------------   --------------
      As of December 31, 2002:
          Callable interest rate swaps          9       2006-2012        2002-2003             $110,000         $  1,001
          Regular interest rate swaps           7       2003-2005            -                  300,000           12,547
                                                                                                           --------------
              Total                                                                                             $ 13,548
                                                                                                           ==============

      As of December 31, 2003:
          Callable interest rate swaps         27       2006-2018          2003                $270,000         $ (5,577)
          Regular interest rate swaps           6       2004-2005            -                  200,000            4,752
          Forward loan sale commitments        58           -                -                    6,429              (17)
                                                                                                           --------------
              Total                                                                                             $   (842)
                                                                                                           ==============

       Summary information regarding other derivative activities at December 31, 2003 follows:

                                                        Notional
                                               Number    Amount     Fair Value
                                              -------- ---------- ---------------
      As of December 31, 2003:
          Interest rate cap                        1    $250,000      $3,287
          Interest rate lock commitments          54       5,523          18
          Forward loan sale commitments           54       5,523         (29)
                                                                      ------
                     Total                                            $3,276
                                                                      ======

There were no other derivative activities recorded at December 31, 2002 .


(22) WAYPOINT FINANCIAL CORP. FINANCIAL INFORMATION (PARENT COMPANY ONLY)

                                                               DECEMBER 31,
                                                          ----------------------
CONDENSED STATEMENTS OF FINANCIAL CONDITION                 2003          2002
-------------------------------------------               --------      --------
                                                               (UNAUDITED)
Assets:
      Cash                                                $  5,634      $ 13,099
      Marketable securities available for sale                   -           151
      Loans receivable                                      15,442        16,295
      Investment in joint ventures                           9,473         7,526
      Investment in bank subsidiary                        407,523       430,624
      Investment in other subsidiaries                      15,267         8,508
      Income taxes receivable                                    -         3,336
      Other assets                                           8,219         6,956
                                                          --------      --------
          Total assets                                    $461,558      $486,495
                                                          ========      ========
Liabilities and Stockholders' Equity:
      Other borrowings                                    $  7,281      $  2,310
      Deferred tax liability                                   531         1,151
      Income taxes payable                                   2,625             -
      Accounts payable and other liabilities                 2,496         1,050
      Trust preferred debentures                            46,392        29,102
      Stockholders' equity                                 402,233       452,882
                                                          --------      --------
          Total liabilities and stockholders' equity      $461,558      $486,495
                                                          ========      ========

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                                              --------------------------------------
CONDENSED STATEMENTS OF INCOME                                                  2003           2002           2001
------------------------------                                                --------       --------       --------
                                                                                            (UNAUDITED)
Income:
      Dividend income                                                         $ 52,150       $ 50,918       $ 15,817
      Interest income                                                            1,075          1,040          2,497
      (Loss) gain on sale of securities                                            (42)           495            (28)
      (Loss) income from joint ventures                                         (1,860)         1,266           (115)
      Other income                                                                 355            454            368
                                                                              --------       --------       --------
          Total income                                                          51,678         54,173         18,539
Expense:
      Interest expense                                                           2,232            159            144
      Other expense                                                              2,663          1,800          1,671
                                                                              --------       --------       --------
          Total expense                                                          4,895          1,959          1,815
                                                                              --------       --------       --------
Net income before equity in undistributed net income of subsidiaries            46,783         52,214         16,724
(Distributions above) equity in undistributed net income of subsidiaries        (7,740)        (5,819)        21,523
Income tax benefit                                                              (2,444)          (471)          (560)
                                                                              --------       --------       --------
          Net income                                                          $ 41,487       $ 46,866       $ 38,807
                                                                              ========       ========       ========


                                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                                              --------------------------------------
CONDENSED STATEMENTS OF CASH FLOWS                                              2003           2002           2001
----------------------------------                                            --------       --------       --------
                                                                                            (UNAUDITED)
Cash flows from operating activities:
     Net income                                                               $ 41,487       $ 46,866       $ 38,807
     Adjustments to reconcile net income to net cash provided by (used
in) operating activities:
         Distributions above (equity in) undistributed earnings of subsidiary    7,740          5,819        (21,523)
         Net depreciation, amortization, and accretion                               6             (8)           (53)
         Loss (gain) on sale of investments                                         42           (495)            28
         Equity losses (income) from joint ventures                              1,860         (1,266)           115
         Increase in loan to subsidiary                                              -              -           (315)
         Other, net                                                              8,279             71        (19,306)
                                                                              --------       --------       --------
              Net cash provided by (used in) operating activities               59,414         50,987         (2,247)
                                                                              --------       --------       --------
Cash flows from investing activities:
     Purchase of available-for-sale securities, net                                  -         (1,670)        (3,609)
     Sale of available-for-sale securities, net                                    150          2,274            689
     Maturity of available-for-sale securities, net                                  -          3,368          3,334
     Principal collected on loans                                                  853            349            965
     Purchase of equipment                                                         (25)             -              -
     Increase in investment in subsidiaries                                     (6,464)          (230)          (574)
     Investment in joint venture                                                (3,801)          (645)        (1,086)
                                                                              --------       --------       --------
              Net cash (used in) provided by investing activities               (9,287)         3,446           (281)
                                                                              --------       --------       --------
Cash flows from financing activities:
     Net increase (decrease) in borrowings                                       4,971            (23)          (526)
     Proceeds from issuance of trust preferred debentures                       14,719         29,102              -
     Dividend reinvestment plan                                                   (420)          (391)          (282)
     Stock option plan                                                           5,436          2,308          2,698
     Payments to acquire treasury stock                                        (67,608)       (82,897)        (9,561)
     Issuance of treasury stock                                                      -              -             96
     Dividends paid                                                            (14,690)       (13,577)       (13,283)
                                                                              --------       --------       --------
              Net cash (used in) financing activities                          (57,592)       (65,478)       (20,858)
                                                                              --------       --------       --------
Net decrease in cash                                                            (7,465)       (11,045)       (23,386)
Cash at the beginning of the period                                             13,099         24,144         47,530
                                                                              --------       --------       --------
Cash at the end of the period                                                 $  5,634       $ 13,099       $ 24,144
                                                                              ========       ========       ========

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(23) COMMITMENTS AND CONTINGENCIES

      In the ordinary course of business, Waypoint Financial has various outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statement. In addition, Waypoint Financial is a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial statements of Waypoint Financial.


(24) RESTATEMENT

    The accompanying consolidated statement of income for the year ended December 31, 2001 has been audited by other auditors. This period has been restated to reflect a correction of the accounting for certain benefit plans.

    The following table includes the restatement adjustments and the balances as reported and restated for the period under audit by other auditors.


CONSOLIDATED STATEMENTS OF INCOME

                                                           YEAR ENDED DECEMBER 31, 2001
                                                      AS REPORTED      ADJUSTMENTS     RESTATED
Other noninterest income                                $  2,661        $    600        $ 3,261
Total noninterest income                                  29,366             600         29,966
Salaries and benefits                                     41,895           1,142         43,037
Total noninterest expense                                 80,691           1,142         81,833
     Income before income taxes                           57,024           (542)         56,482
Income tax expense                                        17,886           (211)         17,675
     Net income                                           39,138           (331)         38,807


     Basic earnings per share                           $   1.00        $  (.01)        $  0.99
     Diluted earnings per share                             0.98           (.01)           0.97


(25) SUBSEQUENT EVENTS

    On March 9, 2004, Waypoint Financial announced that Sovereign Bancorp, Inc., parent company of Sovereign Bank, has reached a definitive agreement to acquire Waypoint Financial. The transaction is valued at approximately $980 million. The acquisition will be accounted for using the purchase method of accounting and each share of Waypoint common stock will be entitled to receive $28.00 in cash,
1.262 shares of Sovereign common stock, or a combination thereof per share, subject to election and allocation procedures which are intended to ensure that, in the aggregate, 70% of the Waypoint shares will be exchanged for Sovereign common stock and 30% will be exchanged for cash. The transaction is expected to close during the fourth quarter of 2004, and is subject to approval by various regulatory agencies and Waypoint shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Waypoint Financial had no changes in and disagreements with Accountants on Accounting and Financial disclosure during the year ended December 31, 2003.


ITEM 9A. CONTROLS AND PROCEDURES

    Waypoint Financial's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation of the effectiveness of its disclosure controls and procedures pursuant to Rule 13(a)-15(b), that Waypoint Financial's disclosure controls and procedures (as defined in Rule 13a-15(e)) are effective in ensuring that all material information required to be filed in this annual report has been made known in a timely manner.

    There were no changes in Waypoint Financial's internal controls over financial reporting that occurred during the fourth fiscal quarter ending December 31, 2003 that have materially affected, or are reasonably likely to materially affect, Waypoint Financial's internal controls over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

    Information concerning the directors and executive officers and their compliance with Section 16(a) beneficial ownership reporting obligations is set forth in Waypoint Financial's definitive proxy statement for its 2004 annual meeting of stockholders (the "Proxy Statement") under the caption "Proposal to Elect Director Nominees" and is incorporated herein by reference.

    The Company has adopted a code of ethics that applies to its Chief Executive Officer, Chief Financial Officer, and other Senior Financial Officers. This code of ethics, which consists of the "Code of Ethics" section of our Corporate Governance Principles that applies to employees generally, is posted on the Company's website. The Internet address for our website is http://www.waypointbank.com, and the code of ethics may be found as follows:
        1. From our main Web page, first click on "About Waypoint," and then on " Corporate Governance Principles."
        2.  Finally, click on "Code of Ethics."

    The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on its website, at the address and location specified above.


ITEM 11. EXECUTIVE COMPENSATION

    The "Proposal to Elect Director Nominees" section of the Registrant's Proxy Statement is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The "Proposal to Elect Director Nominees" section of the Registrant's Proxy Statement is incorporated herein by reference.

                      EQUITY COMPENSATION PLAN INFORMATION

    The following table summarizes information about our equity compensation plans as of December 31, 2003. For additional information about our equity compensation plans, see Note 17 to our consolidated financial statements in Item 8.

                                            NUMBER OF SECURITIES TO          WEIGHTED-AVERAGE             NUMBER OF SECURITIES
           PLAN CATEGORY                    BE ISSUED UPON EXERCISE          EXERCISE PRICE OF          REMAINING AVAILABLE FOR
                                            OF OUTSTANDING OPTIONS,        OUTSTANDING OPTIONS,          FUTURE ISSUANCE UNDER
                                             WARRANTS, AND RIGHTS          WARRANTS, AND RIGHTS        EQUITY COMPENSATION PLANS
                                                                                                         (EXCLUDING SECURITIES
                                                                                                       REFLECTING IN COLUMN (a))
                                           (a)                           (b)                           (c)
-------------------------------------      --------------------------    --------------------------    ---------------------------
Equity compensation plans                          3,160,716                       12.80                        206,209
  approved by security holders
Equity compensation plans                            None                          None                          None
  not approved by security holders
      Total                                        3,160,716                       12.80                        206,209


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The "Proposal to Elect Director Nominees" section of the Registrant's Proxy Statement is incorporated herein by reference.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

    Information regarding principal accountant fees and services is included in the 2004 Proxy Statement under the caption entitled "Independent Public Accountants" and "Audit Committee - Waypoint Financial Corp. Audit Fee Disclosure Detail" and is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

         (b)  Reports on Form 8-K

        On November 21, 2003, a Current Report on Form 8-K was filed that noted the following events: (1) the Company announced that it completed the repurchase of 1,725,150 shares of its common stock. (2) the Company announced the authorization to repurchase up to an additional 5% of outstanding common stock

        On November 18, 2003, a Current Report on Form 8-K was filed that noted the following event: (1) the Company announced that it made a presentation at the Ryan Beck & Co. Annual Financial Investors Conference

        (c)  Exhibits

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

10.16  Separation Agreement with General Release of David E. Zuern. (1)

10.17  Revised Employment Agreement of David E. Zuern. (1)

10.18  Separation Agreement and General Release of Charles C. Pearson, Jr. (1)

10.19  Amendment to Charles C. Pearson, Jr. Employment Agreement. (1)

10.20  Consulting Agreement with Robert W. Pullo. (1)

10.21  Agreement and General Release of Robert W. Pullo. (1)

10.22 Form of Change-in-Control Agreement for Executive Vice Presidents (1). Executives having Change-in-Control Agreements in this form include James H. Moss, Richard C. Ruben, Andrew S. Samuel, Jane B. Tompkins, Robert P. O'Hara, Ray W. Mead, Donald L. Weist, II and Jane E. Madio.

10.23 Form of Change-in-Control Agreement for the following Senior Vice Presidents (1). Janak M. Amin, Richard C. Arcuri, Joseph S. Arthur, Michael R. Baylor, Thomas A. Bream, W. Daniel Cawood, Eugene J. Draganosky, John M. Infield, Michael B. Johnson, Lance E. Kessler, Jeffrey H. Renninger, William H. Sayre, Jr., David C. Walters, John
         W. Zerfing.

10.24 Form of Change-in-Control Agreement with John G. Coulson. (Incorporated by reference to the Registration Statement on Form S-1 of Harris Financial, Inc. filed with the Commission on June 23, 2000 (File No. 333-400046).


10.25 1984 York Financial Corp Incentive Stock Option Plan, as amended; 1992 York Financial Corp. Stock Option and Incentive Plan, as amended; 1992 York Financial Corp. Non-Incentive Stock Option Plan for Directors, as amended; 1995 York Financial Corp. Non-Qualified Stock Option Plan for Directors, as amended; 1997 York Financial Corp. Stock Option and Incentive Plan; Harris Savings Bank 1994 Incentive Stock Option Plan; Harris Savings Bank 1994 Stock Option Plan for Outside Directors; Harris Savings Bank 1996 Incentive Stock Option Plan; Harris Financial, Inc. 1999 Incentive Stock Option Plan; Harris Financial, Inc. 1999 Stock Option Plan for Outside Directors. (Incorporated by reference to Post-Effective Amendment No. 1 and Post-Effective Amendment No. 2 to the Registration Statement on Form S-8 of Waypoint Financial Corp. filed with the Commission on April 10, 2001. File No. 333-52130.)

10.26 Waypoint Financial Corp. 2001 Stock Option Plan. (Incorporated by reference to the Registration Statement on Form S-8 of Waypoint Financial Corp. filed with the Commission on December 18, 2001. File No. 333-52130.)

10.27 Waypoint Financial Corp. Key Employee/Outside Director Recognition and Retention Plan. (Incorporated by reference to the Registration Statement on Form S-8 of Waypoint Financial Corp. filed with the Commission on December 18, 2001. File No. 333-52130.)

(1) This document is not attached with this report but is contained in Waypoint Financial's Report on Form 10-K as filed with the Securities Exchange Commission on March 12, 2004.

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

                                        Waypoint Financial Corp.

Date: March 12, 2004                    By: /s/   DAVID E. ZUERN
                                            ------------------------
                                                  David E. Zuern
                                         President and Chief Executive Officer

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

                    SIGNATURE                                   TITLE                                  DATE
                    ---------                                   -----                                  ----

              /s/ DAVID E. ZUERN                         President and Chief                      March 12, 2004
---------------------------------------------            Executive Officer
                David E. Zuern

              /s/ JAMES H. MOSS                          Senior Executive Vice-President and      March 12, 2004
---------------------------------------------            Chief Financial Officer
                James H. Moss                            (Principal Financial and
                                                         Accounting Officer)


         /s/ CHARLES C. PEARSON, Jr.                     Chairman                                 March 12, 2004
---------------------------------------------
           Charles C. Pearson, Jr.

             /s/ ROBERT W. PULLO                         Director                                 March 12, 2004
---------------------------------------------
               Robert W. Pullo

            /s/ CYNTHIA A. DOTZEL                        Director                                 March 12, 2004
---------------------------------------------
              Cynthia A. Dotzel

            /s/ RANDALL A. GROSS                         Director                                 March 12, 2004
---------------------------------------------
               Randall A. Gross

            /s/ RANDALL L. HORST                         Director                                 March 12, 2004
---------------------------------------------
               Randall L. Horst

         /s/ WILLIAM E. MCCLURE, Jr.                     Director                                 March 12, 2004
---------------------------------------------
           William E. McClure, Jr.

             /s/ ROBERT E. POOLE                         Director                                 March 12, 2004
---------------------------------------------
               Robert E. Poole

              /s/ BYRON M. REAM                          Director                                 March 12, 2004
---------------------------------------------
                Byron M. Ream

            /s/ ROBERT L. SIMPSON                        Director                                 March 12, 2004
---------------------------------------------
              Robert L. Simpson

          /s/ WILLIAM A. SIVERLING                       Director                                 March 12, 2004
---------------------------------------------
             William A. Siverling

                    SIGNATURE                                   TITLE                                  DATE
                    ---------                                   -----                                  ----
            /s/ FRANK R. SOURBEER                        Director                                 March 12, 2004
---------------------------------------------
                Frank R. Sourbeer

           /s/ DONALD B. SPRINGER                        Director                                 March 12, 2004
---------------------------------------------
                Donald B. Springer