Form 10-Q
period 2004-03-31
WAYPOINT FINANCIAL CORP
filed 2004-05-07
CIK 1034650

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to______________________

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

      Indicate the number of shares outstanding of each of the Bank's classes of common stock, as of the latest practicable date. 33,358,789 shares of stock, par value of $.01 per share, outstanding at March 31, 2004.

                                    CONTENTS

Part I. Financial Information
   Item 1.       Financial Statements (Unaudited)
      Consolidated Statements of Financial Condition..............................................................       4
      Consolidated Statements of Income...........................................................................       5
      Consolidated Statements of Shareholders' Equity.............................................................       6
      Consolidated Statements of Cash Flows.......................................................................     7-8
      Notes to Consolidated Financial Statements..................................................................    9-16

   Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations
      I.       Forward-Looking Statements.........................................................................   17-18
      II.      Critical Accounting Policies.......................................................................      18
      III.     Market Risk and Interest Rate Sensitivity Management...............................................      18
      IV.      Liquidity..........................................................................................      19
      V.       Capital Resources..................................................................................   19-20
      VI.      Results of Operations
                  Comparison for the Three-Month Periods Ended March 31, 2004 and March 31, 2003
                     Net Income...................................................................................      20
                     Net Interest Income..........................................................................   20-22
                     Noninterest Income...........................................................................   22-23
                     Noninterest Expense..........................................................................      23
                     Provision for Income Taxes...................................................................      23
      VII.     Financial Condition
                     Marketable Securities........................................................................      24
                     Loans Receivable, Net........................................................................      24
                     Loan Commitments.............................................................................      24
                     Loan Quality.................................................................................      24
                     Non-Performing Assets........................................................................      25
                     Allowance for Loan Losses....................................................................      25
                     Allocation of the Allowance for Loan Losses..................................................      26
                     Deposits.....................................................................................      26
                     Other Borrowings.............................................................................      26

   Item 3.       Quantitative and Qualitative Disclosures about Market Risk.......................................      26

   Item 4.       Controls and Procedures..........................................................................      26

Part II. Other Information........................................................................................      27
   Item 1.       Legal Proceedings
   Item 2.       Changes in Securities and Use of Proceeds
   Item 3.       Defaults Upon Senior Securities
   Item 4.       Submission of Matters to a Vote of Security Holders
   Item 5.       Other Information
   Item 6.       Exhibits and Reports on Form 8-K

Signatures........................................................................................................      28

Exhibits - Certifications.........................................................................................   29-32

Part I. Financial Information.

Part 1. Item 1 Financial Statements.

               (Balance of this page is intentionally left blank)

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition

                                                                            March 31,           December 31,
                                                                              2004                  2003
                                                                           -----------          ------------
                                                                           (In thousands, except share data)
                                                                                      (Unaudited)
Assets
Cash and cash equivalents                                                  $    85,633          $    100,016
Marketable securities                                                        2,511,070             2,489,770
FHLB stock                                                                      95,805                97,982
Loans receivable, net                                                        2,426,157             2,397,640
Loans held for sale, net                                                        17,653                17,011
Loan servicing rights                                                            2,283                 2,528
Investment in real estate and other joint ventures                              20,417                20,773
Premises and equipment, net of accumulated
   depreciation of $46,648 and $45,261                                          49,566                49,789
Accrued interest receivable                                                     23,376                23,597
Goodwill                                                                        18,332                17,881
Intangible assets                                                                2,996                 2,881
Deferred tax asset, net                                                          2,313                 9,059
Bank-owned life insurance                                                       93,558                92,522
Other assets                                                                    22,569                 8,453
                                                                           -----------          ------------
   Total assets                                                            $ 5,371,728          $  5,329,902
                                                                           ===========          ============
Liabilities and Stockholders' Equity
Deposits                                                                   $ 2,705,787          $  2,720,915
Other borrowings                                                             2,078,626             2,110,681
Escrow                                                                           2,976                 2,568
Accrued interest payable                                                         9,599                10,009
Postretirement benefit obligation                                                2,248                 2,248
Income taxes payable                                                             4,576                 2,586
Trust preferred debentures                                                      46,392                46,392
Other liabilities                                                              103,664                32,270
                                                                           -----------          ------------
   Total liabilities                                                         4,953,868             4,927,669
                                                                           -----------          ------------
Preferred stock, 10,000,000 shares authorized but unissued
Common stock, $ .01 par value, authorized 100,000,000 shares,
   42,947,816 shares issued and 33,358,789 outstanding at March 31,
   2004, 43,031,041 shares issued
   and 33,247,630 shares outstanding at December 31, 2003                          428                   425
Paid in capital                                                                356,628               353,530
Retained earnings                                                              242,411               241,668
Accumulated other comprehensive income (loss)                                    3,387                (8,502)
Employee stock ownership plan                                                  (13,395)              (13,423)
Recognition and retention plans                                                 (4,206)               (4,206)
Paid in capital from obligations under Rabbi Trust, 495,826 shares at
   March 31, 2004 and 495,826 shares at December 31, 2003                        8,457                 8,457
Treasury stock shares held in Rabbi Trust at cost, 563,162 shares at
   March 31, 2004 and 563,162 shares at December 31, 2003                       (9,240)               (9,240)
Treasury stock, 9,589,027 shares at March 31, 2004
   and 9,716,075 shares at December 31, 2003                                  (166,610)             (166,476)
                                                                           -----------          ------------
    Total stockholders' equity                                                 417,860               402,233
                                                                           -----------          ------------
    Total liabilities and stockholders' equity                             $ 5,371,728           $ 5,329,902
                                                                           ===========          ============

See accompanying notes to consolidated financial statements.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                        Consolidated Statements of Income

                                                                Three Months Ended March 31,
                                                             ---------------------------------
                                                               2004                    2003
                                                             --------                 --------
                                                             (In thousands, except share data)
                                                                         (Unaudited)
Interest Income:
  Loans                                                      $ 33,821                 $ 37,394
  Marketable securities and interest-earning cash              25,189                   28,415
                                                             --------                 --------
       Total interest income                                   59,010                   65,809
                                                             --------                 --------
Interest Expense:
  Deposits and escrow                                          12,159                   14,484
  Borrowed funds                                               19,533                   20,853
                                                             --------                 --------
       Total interest expense                                  31,692                   35,337
                                                             --------                 --------
       Net interest income                                     27,318                   30,472
Provision for loan losses                                       1,901                    2,421
                                                             --------                 --------
       Net interest income after provision for loan losses     25,417                   28,051
                                                             --------                 --------
Noninterest Income:
  Banking service and account fees                              4,354                    3,389
  Financial services fees                                       2,412                    2,045
  Residential mortgage banking                                    514                    1,303
  Bank-owned life insurance                                     1,036                    1,146
  Gain on securities and derivatives, net                       5,406                    1,873
  Other                                                             5                     (327)
                                                             --------                 --------
      Total noninterest income                                 13,727                    9,429
                                                             --------                 --------
Noninterest Expense:
  Salaries and benefits                                        13,204                   11,432
  Equipment expense                                             1,816                    1,771
  Occupancy expense                                             2,021                    1,922
  Marketing                                                       930                    1,091
  Amortization of intangible assets                               200                      120
  Outside services                                              1,420                    1,267
  Communications and supplies                                   1,280                    1,326
  Borrowing prepayment penalties                                4,704                       --
  Acquisition expense                                           2,965                       --
  Other                                                         2,391                    2,953
                                                             --------                 --------
     Total noninterest expense                                 30,931                   21,882
                                                             --------                 --------
  Income before income taxes                                    8,213                   15,598
  Income tax expense                                            3,014                    4,286
                                                             --------                 --------
      Net income                                             $  5,199                 $ 11,312
                                                             ========                 ========
  Basic earnings per share                                   $   0.17                 $   0.33
                                                             ========                 ========
  Diluted earnings per share                                 $   0.16                 $   0.33
                                                             ========                 ========

See accompanying notes to consolidated financial statements.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity

                                                                                                                    PAID IN
                                                                                                                    CAPITAL
                                                                                                                     FROM
                                                                                          EMPLOYEE   RECOGNITION  OBLIGATIONS
                                                                            ACCUMULATED     STOCK        AND         UNDER
                                            COMMON    PAID IN   RETAINED   COMPREHENSIVE  OWNERSHIP   RETENTION      RABBI
                                            STOCK     CAPITAL   EARNINGS   INCOME (LOSS)    PLAN      PLAN (RRP)     TRUST
                                           --------  ---------  ---------  -------------  ---------  -----------  -----------
                                                                   (IN THOUSANDS, EXCEPT SHARE DATA)
                                                                              (UNAUDITED)
Balance at December 31, 2002               $    404  $ 315,636  $ 245,388  $      11,710  $ (14,460) $    (6,977) $         -

 Net income                                                        11,312
 Dividends paid at $.11 per share                                  (3,711)
 Exercised stock options (184,240
    shares)                                       2      1,522
 Unrealized losses on securities, net of
    income tax of $(2,664)                                                        (3,929)

 Comprehensive income

 Tax benefit on exercised options                          497
 Treasury stock purchased (2,322,982
    shares)
 Dividend reinvestment plan, net                           (98)
                                           --------  ---------  ---------  -------------  ---------  -----------  -----------
 Balance at March 31, 2003                 $    406  $ 317,557  $ 252,989  $       7,781  $ (14,460) $    (6,977) $         -
                                           ========  =========  =========  =============  =========  ===========  ===========

Balance at December 31, 2003               $    425  $ 353,530  $ 241,668  $      (8,502) $ (13,423) $    (4,206) $     8,457

 Net income                                                         5,199
 Dividends paid at $.14 per share                                  (4,456)
 Exercised stock options (111,159
    shares)                                       3      2,168
 Unrealized losses on securities, net of
    income tax of $7,252                                                          11,889

 Comprehensive income

 ESOP stock committed for release                                                                 28
 Tax benefit on exercised options                        1,099
 Treasury stock adjustment
 Dividend reinvestment plan, net                          (169)
                                           --------  ---------  ---------  -------------  ---------  -----------  -----------
 Balance at March 31, 2004                 $    428  $ 356,628  $ 242,411  $       3,387  $ (13,395) $    (4,206) $     8,457
                                           ========  =========  =========  =============  =========  ===========  ===========


                                           TREASURY
                                             STOCK
                                           PURCHASED
                                           IN RABBI   TREASURY             COMPREHENSIVE
                                             TRUST      STOCK     TOTAL       INCOME
                                           ---------  ---------  --------  -------------
                                                 (IN THOUSANDS, EXCEPT SHARE DATA)
                                                             (UNAUDITED)
Balance at December 31, 2002               $       -  $ (98,819) $452,882

 Net income                                                        11,312  $      11,312
 Dividends paid at $.11 per share                                  (3,711)
 Exercised stock options (184,240
    shares)                                                         1,524
 Unrealized losses on securities, net of
    income tax of $(2,664)                                         (3,929)        (3,929)
                                                                           -------------
 Comprehensive income                                                      $       7,383
                                                                           =============
 Tax benefit on exercised options                                     497
 Treasury stock purchased (2,322,982
    shares)                                             (39,855)  (39,855)
 Dividend reinvestment plan, net                                      (98)
                                           ---------  ---------  --------
 Balance at March 31, 2003                 $       -  $(138,674) $418,622
                                           =========  =========  ========

Balance at December 31, 2003               $  (9,240) $(166,476) $402,233

 Net income                                                         5,199  $       5,199
 Dividends paid at $.14 per share                                  (4,456)
 Exercised stock options (111,159
    shares)                                                         2,171
 Unrealized losses on securities, net of
    income tax of $7,252                                           11,889         11,889
                                                                           -------------
 Comprehensive income                                                      $      17,088
                                                                           =============
 ESOP stock committed for release                                      28
 Tax benefit on exercised options                                   1,099
 Treasury stock adjustment                                 (134)     (134)
 Dividend reinvestment plan, net                                     (169)
                                           ---------  ---------  --------
 Balance at March 31, 2004                 $  (9,240) $(166,610) $417,860
                                           =========  =========  ========

See accompanying notes to consolidated financial statements.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                             For the Three Months Ended
                                                                                      March 31,
                                                                             --------------------------
                                                                                2004            2003
                                                                             -----------    -----------
                                                                                   (In thousands)
                                                                                     (Unaudited)
Cash flows from operating activities:
   Net income                                                                $     5,199    $    11,312
   Adjustments to reconcile net income to net cash provided by operating activities:
        Provision for loan losses                                                  1,901          2,421
        Net depreciation, amortization and accretion                               2,364          1,864
        Loans originated for sale                                                (48,771)      (129,021)
        Proceeds from sales of loans originated for sale                          48,831        127,565
        Origination of loan servicing rights                                        (203)          (161)
        Net gain on loans and securities                                          (7,584)        (3,755)
        Gain on the sale of foreclosed real estate                                   (77)           (96)
        Loss from joint ventures                                                     321          1,007
        Decrease in accrued interest receivable                                      221            987
        (Decrease) increase in accrued interest payable                             (410)         2,229
        Amortization of intangibles                                                  200            120
        Earned ESOP expense                                                          697            447
        Earned RRP expense                                                           541            621
        Benefit for deferred income tax                                             (506)        (2,731)
        Increase in income taxes payable                                           1,990          3,887
        Other, net                                                                (1,191)         2,430
                                                                             -----------    -----------
            Net cash provided by operating activities                              3,523         19,126
                                                                             -----------    -----------

Cash flows from investing activities:
   Proceeds from maturities, sales, and principal reductions
      of marketable securities                                                   343,696        891,145
   Proceeds from sales of marketable securities                                  307,696        124,511
   Purchase of marketable securities                                            (573,182)    (1,039,847)
   Loan originations less principal payments on loans                            (31,436)       (56,526)
   Investments in real estate held for investment and other joint ventures           (24)        (4,469)
   Proceeds on real estate and premises and equipment                                490            699
   Purchases of premises and equipment, net                                       (1,197)        (1,579)
                                                                             -----------    -----------
      Net cash provided by (used in) investing activities                         46,043        (86,066)

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (continued)

                                                              For the Three Months Ended
                                                                       March 31,
                                                              --------------------------
                                                                 2004             2003
                                                              ---------        ---------
                                                                   (In thousands)
                                                                     (Unaudited)
Cash flows from financing activities:
   Net decrease in deposits                                     (19,547)            (556)
   Proceeds from other borrowings                                25,000          265,000
   Payments and maturities of other borrowings                 (135,010)        (200,008)
   Net increase in other short term borrowings                   67,654           51,935
   Net increase in escrow                                           408              891
   Net proceeds from issuance of Trust Preferred Securities           -           14,719
   Dividend reinvestment plan                                      (169)             (98)
   Cash dividends                                                (4,456)          (3,711)
   Payments to acquire treasury stock                                 -          (39,855)
   Proceeds from the exercise of stock options                    2,171            1,524
                                                              ---------        ---------
      Net cash (used in) provided by financing activities       (63,949)          89,841
                                                              ---------        ---------

      Net increase (decrease) in cash and cash equivalents      (14,383)          22,901

Cash and cash equivalents at beginning of period                100,016           96,088

                                                              ---------        ---------
Cash and cash equivalents at end of period                    $  85,633        $ 118,989
                                                              =========        =========

Supplemental disclosures:

Cash paid during the period for:

    Interest on deposits, advances and other borrowings
       (includes interest credited to deposit accounts)       $  32,102        $  33,108
    Income taxes                                                    501              246

Cash received during the period for:
      Income taxes                                                   69              253

Non-cash investing activities:
      Transfers from loans to foreclosed real estate                352              493

See accompanying notes to financial statements.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
    (All dollar amounts presented in the tables are in thousands, except per share data)
                                   (Unaudited)

(1) Basis of Presentation and Accounting Policies

The Consolidated Financial Statements include the accounts of Waypoint Financial Corp. ("Waypoint Financial", "the Company", or "the Registrant") and its wholly-owned subsidiaries Waypoint Bank, Waypoint Financial Investment Corporation, Waypoint Service Corporation, Waypoint Brokerage Services, Inc., Waypoint Insurance Group, Inc. Waypoint Bank is the sole owner of the following subsidiaries: Waypoint Investment Corporation, and C.B.L. Service Corporation. All significant intercompany transactions and balances are eliminated in consolidation.

The accompanying interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the results of interim periods, have been made. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004 or any other interim period. It is suggested that these consolidated financial statements be read in conjunction with Waypoint Financial's 2003 Annual Report on Form 10-K.

The accounting policies followed in the presentation of interim financial results are consistent with those followed on an annual basis. These policies are presented on pages 49 through 82 of the 2003 Annual Report on Form 10-K.

Waypoint Financial accounts for Stock Option Plans under Accounting Principles Board Opinion No. 25, and, accordingly, compensation expense has not been recognized in the accompanying financial statements. Had compensation expense for these plans been recorded in the financial statements of Waypoint Financial consistent with the fair value provisions of Statement 123, net income and net income per share would have been reduced to the following pro-forma amounts (in thousands, except per-share data):

                                                                For the three    For the three
                                                                 months ended     months ended
                                                                March 31, 2004   March 31, 2003
                                                                --------------   --------------
Net Income
      As reported                                               $        5,199   $       11,312
      Deduct: Total stock-based employee compensation
        expense determined under fair value based method, net
        of related tax effects                                            (301)            (328)
                                                                --------------   --------------
      Pro forma                                                 $        4,898   $       10,984
Basic earnings per share
      As reported                                               $         0.17   $         0.33
      Pro forma                                                 $         0.16   $         0.32
Diluted earnings per share
      As reported                                               $         0.16   $         0.33
      Pro forma                                                 $         0.15   $         0.32

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
    (All dollar amounts presented in the tables are in thousands, except per share data)
                                   (Unaudited)

(2) Pending Acquisition

On March 9, 2004, Waypoint Financial announced that Sovereign Bancorp, Inc., parent company of Sovereign Bank, had reached a definitive agreement to acquire Waypoint Financial. The transaction is valued at approximately $980 million, with each share of Waypoint common stock being entitled to receive $28.00 in cash, 1.262 shares of Sovereign common stock, or a combination thereof per share, subject to election and allocation procedures which are intended to ensure that, in the aggregate, 70% of the Waypoint shares will be exchanged for Sovereign common stock and 30% will be exchanged for cash. Waypoint Financial incurred acquisition expenses of $3.0 million relating to advisory services during the three-month period ended March 31, 2004 associated with the pending acquisition. The transaction is expected to close during the fourth quarter of 2004, and is subject to approval by various regulatory agencies and Waypoint shareholders. Waypoint Financial is obligated to pay an additional $5.7 million of acquisition expenses relating to contingent advisory services upon consummation of the transaction.

(3) Recently Issued Accounting Guidance

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46 Revised (FIN 46R), issued in December 2003, replaces FIN 46. FIN 46R requires public entities to apply FIN 46 or FIN 46R to all entities that are considered special-purpose entities in practice and under the FASB literature that was applied before the issuance of FIN 46 by the end of the first reporting period that ends after December 15, 2003. For any variable interest entities (VIE) that must be consolidated under FIN 46R, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. Waypoint Financial elected to adopt the requirements of the revised Interpretation at December 31, 2003 as it relates to special-purpose entities. As a result, Waypoint Financial determined that it does not have a variable interest in Waypoint Capital Trust I, Waypoint Capital Trust II and Waypoint Statutory Trust III; therefore, these Trusts were de-consolidated by Waypoint Financial at December 31, 2003. Upon de-consolidation of these Trusts, the resulting liabilities were reclassified from a separate section between liabilities and equity to the liabilities section in the Consolidated Statements of Financial Condition with no change in the reporting of distributions. Waypoint Financial does not have any investments in entities it believes are variable interest entities for which the Company is the primary beneficiary. Accordingly, Waypoint Financial's adoption of FIN 46 and FIN 46R in the fiscal quarter ended March 31, 2004 does not require the consolidation of any variable interest entities.

In October 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits," (SFAS 132R). SFAS 132R amends SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and SFAS No. 132. SFAS 132R revised employers' disclosures about pension plans and other postretirement benefit plans. It did not change the measurement or recognition of those plans required by SFAS Nos. 87, 88 and 106. While retaining the disclosure requirements of SFAS No. 132, which it replaced, SFAS 132R requires additional disclosures about assets, obligations, cash flows, and net periodic benefit costs of defined benefit plans and other defined benefit postretirement plans. The provisions of SFAS 132R are generally effective for financial statements with fiscal years ending after December 15, 2003. The interim period disclosures required by this statement are effective for interim periods beginning after December 15, 2003. The disclosures for earlier periods should be restated, or if it is not practicable to obtain this information, the notes to the financial statements should include all available information and identify information that is not available. Waypoint Financial has complied with the required provisions of SFAS 132R. The interim period disclosures required by this statement are

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
    (All dollar amounts presented in the tables are in thousands, except per share data)
                                   (Unaudited)

omitted as they are deemed immaterial to Waypoint Financial's consolidated financial condition and results of operations for the periods presented.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Medicare Act") was enacted. The Medicare Act introduced both a Medicare prescription drug benefit and a federal subsidy to sponsors of retiree health care plans that provide a benefit at least actuarially equivalent to the Medicare benefit. Waypoint has elected to defer accounting for the effects of the Medicare Act due to significant uncertainties concerning how actuarial equivalency will be determined, how the subsidy payment system will operate, and expected results of voluntary benefit elections of plan participants. Accordingly, the accumulated post-retirement benefit obligation and net periodic benefit cost do not reflect the effects of the Medicare Act. Also, specific authoritative guidance on the accounting for the subsidy has not yet been issued. Future issued guidance could require Waypoint Financial to change previously reported information.

(4) Earnings Per Share

Basic earnings per share is based on the total weighted average shares outstanding for a given period. Diluted earnings per share is based on total weighted average shares outstanding, and also assumes the exercise or conversion of all potentially dilutive instruments currently outstanding. The computations for basic and diluted earnings per share for the three-month periods ended March 31 are as follows:

                                                                               Per Share
                                                    Income        Shares        Amount
                                                  -----------   -----------    ---------
For the three-month period ended March 31, 2004
   Basic earnings per share                       $     5,199    31,499,000    $    0.17
   Dilutive effect of stock options and grants                    1,242,000         (.01)
                                                  -----------   -----------    ---------
   Diluted earnings per share                     $     5,199    32,741,000    $    0.16
                                                  ===========   ===========    =========
For the three-month period ended March 31, 2003
   Basic earnings per share                       $    11,312    33,803,000    $    0.33
   Dilutive effect of stock options and grants                      966,000           --
                                                  -----------   -----------    ---------
   Diluted earnings per share                     $    11,312    34,769,000    $    0.33
                                                  ===========   ===========    =========

Excluded from the computation of diluted earnings per share were anti-dilutive options of 26,961 shares and 83,021 shares for the three months ended March 31, 2004 and March 31, 2003, respectively, because the exercise prices were greater than the average market price of the common shares during the respective period.

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

(5) Marketable Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for trading and available-for-sale securities by major security type were as follows:

                                                                     As of March 31, 2004
                                                       --------------------------------------------------
                                                                      Gross         Gross
                                                                    Unrealized   Unrealized
                                                       Amortized     Holding       Holding        Fair
                                                          Cost        Gains        Losses         Value
                                                       --------------------------------------------------
Available-for-sale:
   U.S. Government and agencies                        $  441,945   $      800   $     (810)   $  441,935
   Corporate bonds                                         40,667            -       (1,497)       39,170
   Municipal securities                                    82,409        3,769         (412)       85,766
   Equity securities                                      105,544        1,240          (77)      106,707
   Mortgage-backed securities:
      Agency PC's & CMO's                                 940,669        3,525       (3,451)      940,743
      Private issue CMO's                                 890,402        5,339       (2,924)      892,817
                                                       ----------   ----------   ----------    ----------
         Total mortgage-backed securities               1,831,071        8,864       (6,375)    1,833,560
                                                       ----------   ----------   ----------    ----------
            Total securities available-for-sale         2,501,636       14,673       (9,171)    2,507,138
                                                       ----------   ----------   ----------    ----------
Trading:
   Rabbi Trust deferred compensation investments (a)        3,434          498            -         3,932
                                                       ----------   ----------   ----------    ----------
             Total trading securities                       3,434          498            -         3,932
                                                       ----------   ----------   ----------    ----------
                  Total marketable securities          $2,505,070   $   15,171   $   (9,171)   $2,511,070
                                                       ==========   ==========   ==========    ==========

                                                                     As of December 31, 2003
                                                       --------------------------------------------------
                                                                      Gross         Gross
                                                                    Unrealized   Unrealized
                                                       Amortized     Holding       Holding        Fair
                                                          Cost        Gains        Losses         Value
                                                       --------------------------------------------------
Available-for-sale:
   U.S. Government and agencies                        $  458,029   $    1,164   $   (3,334)   $  455,859
   Corporate bonds                                         66,342            -       (4,462)       61,880
   Municipal securities                                    83,201        3,301         (404)       86,098
   Equity securities                                      153,708        4,186       (1,780)      156,114
   Mortgage-backed securities:
       Commercial                                          82,471            6         (358)       82,119
       Agency PC's & CMO's                                933,350        1,929       (5,342)      929,937
       Private issue CMO's                                722,617          151       (8,697)      714,071
                                                       ----------   ----------   ----------    ----------
          Total mortgage-backed securities              1,738,438        2,086      (14,397)    1,726,127
                                                       ----------   ----------   ----------    ----------
             Total securities available-for-sale        2,499,718       10,737      (24,377)    2,486,078
                                                       ----------   ----------   ----------    ----------
Trading:
   Rabbi Trust deferred compensation investments (a)        3,434          258            -         3,692
                                                       ----------   ----------   ----------    ----------
             Total trading securities                       3,434          258            -         3,692
                                                       ----------   ----------   ----------    ----------
                  Total marketable securities          $2,503,152   $   10,995   $  (24,377)   $2,489,770
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

(6)  Loans Receivable, Net

The following table presents the composition of loans receivable, net, as of the dates indicated:

                                                          March 31,     December 31,
                                                            2004           2003
                                                         -----------    ------------
Residential mortgage loans (principally conventional):
   Secured by 1-4 family residences                      $   327,014    $    347,679
   Construction (net of undistributed
      portion of $18,525 and $25,580)                         20,826          25,500
                                                         -----------    ------------
                                                             347,840         373,179
Less:
   Unearned discount                                               4               6
   Net deferred loan origination fees                          2,140           2,321
                                                         -----------    ------------
         Total residential mortgage loans                    345,696         370,852
                                                         -----------    ------------
Commercial loans:
   Commercial real estate                                    687,823         651,139
   Commercial business                                       356,530         343,129
   Construction and site development
      (net of undistributed portion of
      $41,229 and $54,163)                                   105,035         103,611
                                                         -----------    ------------
                                                           1,149,388       1,097,879
Less:
   Net deferred loan origination fees                          1,766           1,853
                                                         -----------    ------------
         Total commercial loans                            1,147,622       1,096,026
                                                         -----------    ------------
Consumer and other loans:
   Manufactured housing                                       90,344          93,323
   Home equity and second mortgage                           556,775         561,937
   Indirect automobile                                       179,294         174,416
   Other                                                     113,691         106,968
                                                         -----------    ------------
                                                             940,104         936,644
Plus (minus):
   Net deferred loan origination fees                           (943)         (1,035)
   Deferred dealer costs                                      22,973          23,584
                                                         -----------    ------------
      Total consumer and other loans                         962,134         959,193
                                                         -----------    ------------
Less: Allowance for loan losses                               29,295          28,431
                                                         -----------    ------------
Loans receivable, net                                    $ 2,426,157    $  2,397,640
                                                         ===========    ============

Loans having an aggregate carrying value of $358,215,000 and $404,365,000 were pledged as collateral for FHLB advances at March 31, 2004 and December 31, 2003, respectively.

Waypoint Financial conducts certain residential mortgage banking activities including the origination of mortgage loans for securitization or sale to investors and the servicing of mortgage loans for investors. Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans totaled $332,995,000 and $340,937,000 at March 31, 2004 and December 31, 2003,
respectively.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
    (All dollar amounts presented in the tables are in thousands, except per share data)
                                  (Unaudited)

Waypoint Financial's investment in loan servicing rights is included in the accompanying consolidated statement of financial condition. Waypoint Financial did not purchase or sell any mortgage servicing rights during the three-month periods ended March 31, 2004 and 2003.

Waypoint Financial sold mortgage loans totaling $48,130,000 and $125,683,000 during the three-month periods ended March 31, 2004 and March 31, 2003, respectively. Waypoint Financial did not exchange loans for mortgage-backed securities during the three-month periods ended March 31, 2004 and March 31, 2003.

Investor custodial balances maintained in connection with the foregoing mortgage servicing rights totaled $3,283,000 at March 31, 2004 and $3,836,000 at December 31, 2003.

(7) Deposits

The following table presents the composition of deposits as of the dates indicated:

                       March 31,   December 31,
                         2004          2003
                      ----------   ------------
Savings               $  246,999   $    252,072
Time                   1,363,492      1,408,970
Transaction              694,314        560,520
Money market             400,982        499,353
                      ----------   ------------
     Total deposits   $2,705,787   $  2,720,915
                      ----------   ------------

(8) Other Borrowings

The following table presents the composition of Waypoint Financial's other borrowings as of the dates indicated:

                                  March 31,   December 31,
                                    2004         2003
                                 ----------   ------------
FHLB advances                    $1,738,619   $  1,827,627
Repurchase agreements               340,007        278,054
Other                                     -          5,000
                                 ----------   ------------
        Total other borrowings   $2,078,626   $  2,110,681
                                 ==========   ============

(9) Other Liabilities

Other liabilities includes securities in process of $70,887,000 as of March 31, 2004 and no corresponding amount as of December 31, 2003. Securities in process represent marketable securities acquired in the ordinary course of business that have not settled as of the dates presented.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
    (All dollar amounts presented in the tables are in thousands, except per share data)
                                  (Unaudited)

(10) Derivatives

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

Waypoint Financial's derivative portfolio includes derivative instruments that are designated in fair value hedging relationships and other derivatives that are not designated in hedging relationships in accordance with SFAS No. 133.

The following table summarizes Waypoint Financial's derivatives designated as hedges under SFAS No. 133 as of March 31, 2004 and December 31, 2003:

                                                  Year of                   Notional
                                      Number      Maturity   Year of Call    Amount    Fair Value
                                     --------    ---------   ------------   --------   ----------
As of March 31, 2004:
     Callable interest rate swaps       29       2008-2018    2003-2005     $295,000   $   (1,192)
     Regular interest rate swaps         1            2005            -       50,000        1,692
     Forward loan sale commitments      47               -            -        5,791           12
                                                                                       ----------
               Total                                                                   $      512
                                                                                       ==========
As of December 31, 2003:
     Callable interest rate swaps       27       2006-2018         2003     $270,000   $   (5,577)
     Regular interest rate swaps         6       2004-2005            -      200,000        4,752
     Forward loan sale commitments      58               -            -        6,429          (17)
                                                                                       ----------
           Total                                                                       $     (842)
                                                                                       ==========

For the three-month periods ended March 31, 2004 and 2003, ineffectiveness with the callable interest rate swap hedging relationship was recognized but was insignificant to earnings. No ineffectiveness was recognized in earnings with the regular interest rate swap and the forward loan sale commitment hedging relationships for the three-month periods ended March 31, 2004 and March 31, 2003.

Summary information regarding other derivative activities at March 31, 2004 and December 31, 2003 follows:

                                                 Notional
                                       Number     Amount    Fair Value
                                      --------   --------   ----------
As of March 31, 2004:
     Interest rate cap                       1   $250,000   $    1,777
     Interest rate lock commitments        114     13,088          (50)
     Forward loan sale commitments         114     13,088           31
                                                            ----------
               Total                                        $    1,758
                                                            ==========
As of December 31, 2003:
     Interest rate cap                       1   $250,000   $    3,287
     Interest rate lock commitments         54      5,523           18
     Forward loan sale commitments          54      5,523          (29)
                                                            ----------
               Total                                        $    3,276
                                                            ==========

The interest rate cap has a 2008 maturity date and a strike rate of 5.5% based on one-month Libor. Waypoint Financial recognized a loss of $1,510,000 on the fair value of the interest rate cap agreement for the three-month period ending March 31, 2004.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
    (All dollar amounts presented in the tables are in thousands, except per share data)
                                  (Unaudited)

For the three-month periods ended March 31, 2004 and March 31, 2003, gains and losses associated with interest rate lock commitments and forward loan sale commitments were recognized but were insignificant to earnings.

               (Balance of this page is intentionally left blank.)

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying interim consolidated financial statements for Waypoint Financial Corp. and Subsidiaries. This discussion should be read in conjunction with the 2003 Annual Report on Form 10-K. Current performance does not guarantee and may not be indicative of similar performance in the future.

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

This filing contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to the financial condition, results of operations and business of Waypoint Financial Corp. pending consummation of the merger of Seacoast Financial Services Corporation with and into Sovereign Bancorp, Inc. and the merger of Waypoint with and into Sovereign that are subject to various factors which could cause actual results to differ materially from such projections or estimates. Such factors include, but are not limited to, the following: (1) the respective businesses of Seacoast and Waypoint may not be combined successfully with Sovereign's businesses, or such combinations may take longer to accomplish than expected; (2) expected cost savings from each of the mergers cannot be fully realized or realized within the expected timeframes; (3) operating costs, customer loss and business disruption following the mergers, including adverse effects on relationships with employees, may be greater than expected; (4) governmental approvals of each of the mergers may not be obtained, or adverse regulatory conditions may be imposed in connection with government approvals of the mergers, (5) the stockholders of Seacoast may fail to approve the merger of Seacoast with and into Sovereign and the shareholders of Waypoint may fail to approve the merger of Waypoint with and into Sovereign; (6) adverse governmental or regulatory policies may be enacted;
(7) the interest rate environment may adversely impact the expected financial benefits of the mergers, and compress margins and adversely affect net interest income; (8) the risks associated with continued diversification of assets and adverse changes to credit quality; (9) competitive pressures from other financial service companies in Seacoast's, Waypoint's and Sovereign's markets may increase significantly; and (10) the risk of an economic slowdown that would adversely affect credit quality and loan originations. Other factors that may cause actual results to differ from forward-looking statements are described in Waypoint's filings with the Securities and Exchange Commission. Waypoint does not undertake or intend to update any forward-looking statements.

Sovereign and Waypoint will be filing documents concerning the merger with the Securities and Exchange Commission, including a registration statement on Form S-4 containing a prospectus/proxy statement which will be distributed to shareholders of Waypoint. Investors are urged to read the registration statement and the proxy statement/prospectus regarding the proposed transaction when it becomes available and any other relevant documents filed with the SEC, as well as any amendments or supplements to those documents, because they will contain important information. Investors will be able to obtain a free copy of the proxy statement/prospectus, as well as other filings containing information about Sovereign and Waypoint, free of charge on the SEC's Internet site (http://www.sec.gov). In addition, documents filed by Sovereign with the SEC, including filings that will be incorporated by reference in the prospectus/proxy statement, can be obtained, without charge, by directing a request to Sovereign Bancorp, Inc., Investor Relations, 1130 Berkshire Boulevard, Wyomissing, Pennsylvania 19610 (Tel: 610-988-0300). In addition, documents filed by Waypoint with the SEC, including filings that will be incorporated by reference in the prospectus/proxy statement, can be obtained, without charge, by directing a request to Waypoint Financial Corp., 235 North Second Street, Harrisburg, Pennsylvania 17101, Attn: Richard C. Ruben, Executive

Vice President and Corporate Secretary (Tel: 717-236-4041). Directors and executive officers of Waypoint may be deemed to be participants in the solicitation of proxies from the shareholders of Waypoint in connection with the merger. Information about the directors and executive officers of Waypoint and their ownership of Waypoint common stock is set forth in Waypoint's proxy statement for its 2004 annual meeting of shareholders, as filed with the SEC on April 20,2004. Additional information regarding the interests of those participants may be obtained by reading the prospectus/proxy statement regarding the proposed merger transaction when it becomes available. INVESTORS SHOULD READ THE PROSPECTUS/PROXY STATEMENT AND OTHER DOCUMENTS TO BE FILED WITH THE SEC CAREFULLY BEFORE MAKING A DECISION CONCERNING THE MERGER.

II. Critical Accounting Policies

Waypoint Financial's significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements filed in Waypoint Financial's 2003 Annual Report on Form 10-K. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates that require assumptions about highly uncertain matters and could vary sufficiently to cause a material effect on Waypoint Financial's financial condition or results of operations. We have identified accounting for the allowance for loan losses, goodwill, benefit plans and accounting for income taxes as our most critical accounting policies. These critical accounting policies, including the nature of the estimates and types of assumptions used, are described in Management's Discussion and Analysis of Financial Condition and Results of Operations in Waypoint Financial's 2003 Annual Report on Form 10-K.

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

                        As of March 31, 2004       As of December 31, 2003
                    ---------------------------  ---------------------------
    Change in       Percent change      Net       Percent change      Net
  interest rates    in net interest   portfolio  in net interest   portfolio
(in basis points)     income (1)      ratio (2)     income (1)     ratio (2)
-----------------   ---------------   ---------  ---------------   ---------
       +300              9.96 %         5.11 %         6.22 %         5.53 %
       +200              6.62           5.49           4.05           5.85
       +100              3.37           5.91           1.77           6.34
          0                 -           6.07              -           6.54
       (100)            (5.17)          5.27          (3.10)          6.09
       (200)           (10.55)          4.44          (6.63)          5.21

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

Simulation results are influenced by a number of estimates and assumptions with regard to embedded options, prepayment behaviors, pricing strategies and cashflows. At March 31, 2004 and December 31, 2003, both net interest income variability and net portfolio ratio results were within limits established by the Board of Directors. Also, as of these dates, the net portfolio ratio fell within the "minimal risk" category established under OTS guidelines for interest rate risk measurement.

IV. Liquidity

Waypoint Financial meets its liquidity needs by either reducing its assets or increasing its liabilities. Sources of asset liquidity include short-term investments, marketable securities available-for-sale, maturing and repaying loans, and monthly cash flows from mortgage-backed securities. The loan portfolio provides an additional source of liquidity due to Waypoint Financial's participation in the secondary mortgage market and resulting ability to sell loans as necessary. Waypoint Financial also meets its liquidity needs by attracting deposits and utilizing borrowing arrangements with the FHLB of Pittsburgh and the Federal Reserve Bank of Philadelphia for short and long-term loans as well as other short-term borrowings. Waypoint Financial also uses brokered deposits to supplement other sources of funds to the extent such deposits are determined to have more favorable interest cost and risk characteristics at the time of purchase relative to other sources of funding.

During the three months ended March 31, 2004, marketable securities increased $19.1 million; however, $70.9 million of security purchases had not settled at March 31, 2004. Accordingly, the marketable securities portfolio provided net proceeds of $51.8 million during the current quarter. Offsetting security activities were loans receivable, net, which increased by $28.5 million and deposits, which decreased $15.1 million. Borrowings decreased $32.1 million during the current quarter, including the effect of borrowings in process of $10.0 million as of March 31, 2004, resulting in a net use of cash totaling $42.1 million. There have been no material changes outside the normal course of business in contractual obligations and financial instruments with off-balance sheet risk during the current quarter.

Waypoint Bank is required by OTS regulations to maintain sufficient liquidity to ensure its safe and sound operation. Waypoint Bank had sufficient liquidity during the three-month periods ended March 31, 2004 and March 31, 2003. The sources of liquidity previously discussed are deemed by management to be sufficient to fund outstanding loan commitments and meet other obligations.

V. Capital Resources

Stockholders' equity at March 31, 2004 totaled $417.9 million as compared to $402.2 million at December 31, 2003, an increase of $15.7 million. Stockholders' equity was increased by net income of $5.2 million, by stock option exercises totaling $3.3 million and by an increase of $11.9 in Waypoint Financial's unrealized gains on available for sale securities, net of tax. Offsetting these increases were cash dividends of $4.5 million and dividend reinvestment activity totaling $.2 million.

Under OTS regulations a savings association must satisfy three minimum capital requirements: Total capital, Tier 1 capital to risk weighted assets and Tier 1 capital to average assets. Savings associations must meet all of the standards in order to comply with the capital requirements. At March 31, 2004, and December 31, 2003, Waypoint Bank met all three minimum capital requirements to be well capitalized.

RISK-BASED CAPITAL RATIOS AND LEVERAGE RATIOS

WAYPOINT BANK

                                                       Minimum Requirement    Minimum Requirement to
                                     Actual           for Capital Adequacy    be "Well Capitalized"
                             ---------------------   ----------------------   ----------------------
                                 Amount      Ratio       Amount       Ratio       Amount       Ratio
                             --------------  -----   --------------   -----   --------------   -----
                             (in thousands)          (in thousands)           (in thousands)
  As of March 31, 2004
Total Capital
(to Risk Weighted Assets)    $      431,027  12.9%   $      267,866    8.0%   $      334,833   10.0%
Tier 1 Capital
(to Risk Weighted Assets)           401,209  12.0           133,933    4.0           200,900    6.0
Tier 1 Capital
(to Average Assets)                 401,209   7.6           212,379    4.0           265,473    5.0

  As of December 31, 2003
Total Capital
(to Risk Weighted Assets)    $     432,167   13.1%   $      263,756    8.0%   $      329,695   10.0%
Tier 1 Capital
(to Risk Weighted Assets)           402,653  12.2           131,878    4.0           197,817    6.0
Tier 1 Capital
(to Average Assets)                 402,653   7.4           216,609    4.0           270,762    5.0

A reconciliation of Waypoint Bank's regulatory capital to capital using accounting principles generally accepted in the United States (GAAP) as of March 31, 2004 follows:

                                                                                                        TIER 1
                                                                                         TANGIBLE       (CORE)     RISK-BASED
                                                                                          CAPITAL      CAPITAL      CAPITAL
                                                                                         ---------    ---------    ----------
GAAP capital at Waypoint Financial                                                       $ 417,860    $ 417,860    $  417,860
Capital attributed to affiliates                                                               (68)         (68)          (68)
GAAP capital at Waypoint Bank                                                              417,792      417,792       417,792
Capital adjustments:
     Unrealized gains, net of taxes, on securities available for sale                       (3,393)      (3,393)       (3,393)
     Allowance for loan losses                                                                   -            -        29,295
     Certain intangible assets                                                             (13,053)     (13,053)      (13,053)
     Disallowed servicing assets                                                              (137)        (137)         (137)
     Allowable unrealized gains, net of taxes, on equity securities available for sale           -            -           523
                                                                                         ---------    ---------    ----------
     Regulatory capital at Waypoint Bank                                                 $ 401,209    $ 401,209    $  431,027
                                                                                         =========    =========    ==========

VI. Results of Operations

COMPARISON FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2004 AND MARCH 31, 2003

NET INCOME

Net income totaled $.16 per share for the quarter ended March 31, 2004, as compared to net income of $.33 per share for the quarter ended March 31, 2003. Net income for the current quarter was $5.2 million versus $11.3 million for the quarter ended March 31, 2003. The current quarter was negatively impacted by acquisition-related expenses that are nondeductible for income tax purposes totaling $3.0 million, or $.09 per share.

The calculation of earnings per share is presented in Note (4) of the accompanying Notes to Consolidated Financial Statements. The following paragraphs include a discussion of the components of net income.

NET INTEREST INCOME

Waypoint Financial's principle source of revenue is net interest income, which represents the difference between interest income generated by earning assets such as loans and marketable securities and interest expense on interest-bearing liabilities such as deposits and borrowings. Net interest income can be significantly impacted by movements in market interest rates.

Net interest income before provision for loan losses totaled $27.3 million for the current quarter as compared to $30.5 million recorded during the quarter ended March 31, 2003. The decrease in net interest income from the comparable prior period came primarily from the cumulative effects of record high prepayments during 2003 and in the first quarter of 2004 on mortgage loans and mortgage-backed securities. In the current environment, yields on new loan and security assets acquired into portfolio are at substantially lower rates relative to assets being replaced. This trend is exacerbated by aggressive pricing by key competitors in Waypoint Financial's market for both loans and deposits, which results in spread compression. Also, FHLB dividends were down $.5 million during the current quarter relative to the comparable prior quarter due to reductions in the dividend rate paid by the FHLB of Pittsburgh. As a result of these various impacts, the net interest margin ratio (tax-equivalent) decreased to 2.27% for the current quarter as compared to 2.47% for the quarter ended March 31, 2003.

Table 1 presents, on a tax-equivalent basis, Waypoint Financial's average asset and liability balances, interest rates, interest income and interest expense for each of the three-month periods ended March 31, 2004 and March 31, 2003. Table 2 presents a rate-volume analysis of changes in net interest income on a tax-equivalent basis for the three-month periods ended March 31, 2004 and March 31, 2003.

Pursuant to management's evaluation of the adequacy of Waypoint Financial's allowance for loan losses, the provision for loan losses totaled $1.9 million for the current quarter versus $2.4 million for the quarter ended March 31, 2003. Waypoint Financial's provision expense and allowance for loan losses are discussed in further detail in the Asset Quality section of this report.

TABLE 1  AVERAGE BALANCE SHEETS, RATES AND INTEREST INCOME AND EXPENSE SUMMARY

                                                                               For the three months ended,
                                                          ----------------------------------------------------------------------
                                                                    March 31, 2004                      March 31, 2003
                                                 Rate     ----------------------------------  ----------------------------------
                                                 as of                               Average                             Average
                                               March 31,    Average                  Yield/     Average                   Yield/
                                                 2004       Balance    Interest (2)   Cost      Balance    Interest (2)   Cost
                                               ---------  -----------  ------------  -------  -----------  ------------  -------
                                                                       (All dollar amounts are in thousands)
Assets:
Interest-earning assets:
  Loans, net (1) (5)                              5.68%   $ 2,444,999  $     34,011   5.54%   $ 2,361,672  $     37,394    6.39%
  Marketable securities                           4.04      2,519,856        25,659    4.12     2,718,846        28,882    4.36
  Other interest-earning assets                   0.79         39,290            96    0.89        64,155           163    1.19
                                               -------    -----------  ------------  ------   -----------  ------------  ------
Total interest-earning assets                     4.82      5,004,145        59,766    4.78     5,144,673        66,439    5.24
                                               -------                 ------------  ------                ------------  ------
Noninterest-earning assets                                    307,784                             207,778
                                                          -----------                         -----------
Total assets                                              $ 5,311,929                         $ 5,352,451
                                                          ===========                         ===========
Liabilities and stockholders' equity:
Interest-bearing liabilities:
  Savings deposits                                0.21      $ 248,261           127    0.21   $   257,399           314    0.45
  Time deposits                                   2.82      1,390,185        10,005    2.89     1,398,769        13,020    3.78
  Transaction and money market deposits           0.93      1,051,663         2,022    0.77       766,422         1,141    0.60
  Escrow                                          0.76          2,910             5    0.70         3,866             9    0.89
  Borrowed funds                                  3.63      2,164,285        19,533    3.55     2,437,649        20,853    3.41
                                               -------    -----------  ------------  ------   -----------  ------------  ------
Total interest-bearing liabilities                2.60      4,857,304        31,692    2.59     4,864,105        35,337    2.92
                                               -------                 ------------  ------                ------------  ------
Noninterest-bearing liabilities                                48,882                              48,645
                                                          -----------                         -----------
Total liabilities                                           4,906,186                           4,912,750
Stockholders' equity                                          405,743                             439,701
                                                          -----------                         -----------
Total liabilities and
  stockholders' equity                                    $ 5,311,929                         $ 5,352,451
                                                          ===========                         ===========
Net interest income, tax-equivalent                                          28,074                              31,102
Interest rate spread, tax-equivalent (3)          2.22%                                2.19%                               2.32%
                                               =======                               ======                              ======
Net interest-earning assets                               $   146,841                         $   280,568
                                                          ===========                         ===========
Net interest margin, tax-equivalent (4)                                                2.27%                               2.47%
                                                                                     ======                              ======
Ratio of interest-earning assets
  to interest-bearing liabilities                                1.03x                               1.06x
                                                          ===========                         ===========
Adjustment to reconcile tax-equivalent
   net interest income to net interest income                                  (756)                               (630)
                                                                       ------------                        ------------
Net interest income before
   provision for loan losses                                           $     27,318                        $     30,472
                                                                       ============                        ============

(1) Includes net income recognized on deferred loan fees and costs of $175,000 for the three months ended March 31, 2004, and $633,000 for the three months ended March 31, 2003.

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

TABLE 2 RATE/VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                          Three Months Ended March 31, 2004
                                                     Compared to
                                          Three Months Ended March 31, 2003
                                                  Increase (Decrease)
                                          ---------------------------------
                                            Volume       Rate        Net
                                          ---------    --------   ---------
                                            (Dollar amounts in thousands)
Interest-earning assets:
  Loans, net                              $   1,366    $(4,749)   $  (3,383)
  Marketable securities                      (1,839)    (1,384)      (3,223)
  Other interest-earning assets                 (41)       (26)         (67)
                                          ---------    -------    ---------
  Total interest-earning assets                (514)    (6,159)      (6,673)
                                          ---------    -------    ---------
Interest-bearing liabilities:
  Savings deposits                              (12)      (175)        (187)
  Time deposits                                 (77)    (2,938)      (3,015)
  Transaction and money market deposits         500        381          881
  Escrow                                         (2)        (2)          (4)
  Borrowed funds                             (2,198)       878       (1,320)
                                          ---------    -------    ---------
  Total interest-bearing liabilities         (1,789)    (1,856)      (3,645)
                                          ---------    -------    ---------
Change in net interest income             $   1,275    $(4,303)   $  (3,028)
                                          =========    =======    =========

NONINTEREST INCOME

The table below presents a comparison of noninterest income for the three month periods ended March 31, 2004 and 2003.

TABLE 3 CHANGES IN NONINTEREST INCOME

                                               Three months ended March 31
                                          --------------------------------------
                                            2004       2003      Change      %
                                          --------   --------   --------   -----
                                              (Dollar amounts in thousands)
Banking services and account fees         $  4,354   $  3,389   $    965    28.5%
Financial services fees                      2,412      2,045        367    17.9
Residential mortgage banking                   514      1,303       (789)  (60.6)
Bank-owned life insurance                    1,036      1,146       (110)   (9.6)
Gain on securities and derivatives, net      5,406      1,873      3,533   188.6
Other                                            5       (327)       332   101.5
                                          --------   --------   --------   -----
Total                                     $ 13,727   $  9,429   $  4,298    45.6%
                                          ========   ========   ========   =====

Noninterest income was $13.7 million for the current quarter, as compared to $9.4 million for the quarter ended March 31, 2003. Notable changes in the current quarter versus the quarter ended March 31, 2003 included:

- Banking services and account fees totaled $4.4 million, up $1.0 million from the comparable prior quarter primarily due to increased overdraft fees, service charges, and ATM fees. These trends reflect both increased account and transaction volumes as well as improved fee collections.

- Financial services fees increased to $2.4 million, up $.4 million. Within this category, insurance fees were $1.6 million, up $.4 million. This increase in insurance fees included $.8 million from Waypoint Benefits Consulting, acquired on April 1, 2003, which was partially offset by a decrease of $.4 million in title insurance fees.

- Residential mortgage banking income totaled $.5 million, down $.8 million from the prior period. Within this category, net gains on the sale of loans decreased to $.7 million from $1.9 million and loan servicing activities including valuation adjustments resulted in a net loss of $.2 million, which compared to a loss of $.6 million in the prior period. The loan sale results reflect primarily a sales volume decrease in the current quarter relative to the quarter ended March 31, 2003, which was enhanced by carryover from year end 2002.

- Gains on securities were up $3.5 million in the current quarter, primarily resulting from security sales associated with liability restructuring wherein $125.0 million of fixed-rate FHLB advances were prepaid. In addition, the net gain for the current quarter included a loss of $1.5 million on the valuation of an interest rate cap that does not receive hedge accounting treatment.

- Other income was breakeven in the aggregate, which included a $.3 million loss on low income housing tax credit investments, offset by other miscellaneous income.

NONINTEREST EXPENSE

The following table presents a comparison of noninterest expense for the three month periods ended March 31, 2004 and 2003.

TABLE 4 CHANGES IN NONINTEREST EXPENSE

                                         Three months ended March 31
                                    --------------------------------------
                                      2004       2003      Change      %
                                    --------   --------   --------   -----
                                        (Dollar amounts in thousands)
Salaries and benefits               $ 13,204   $ 11,432   $  1,772    15.5%
Equipment expense                      1,816      1,771         45     2.5
Occupancy expense                      2,021      1,922         99     5.2
Marketing                                930      1,091       (161)  (14.8)
Amortization of intangible assets        200        120         80    66.7
Outside services                       1,420      1,267        153    12.1
Communications and supplies            1,280      1,326        (46)   (3.5)
Borrowing prepayment penalties         4,704          -      4,704       -
Acquisition expense                    2,965          -      2,965       -
Other                                  2,391      2,953       (562)  (19.0)
                                    --------   --------   --------   -----
Total                               $ 30,931   $ 21,882   $  9,049    41.4%
                                    ========   ========   ========   =====

Noninterest expense was $30.9 million for the quarter ended March 31, 2004, up from $21.9 million for the quarter ended March 31, 2003. Notable changes in the quarter ended March 31, 2004 relative to the quarter ended March 31, 2003 included:

- Salaries and benefits expense totaled $13.2 million, up $1.8 million primarily due to expansion in the retail banking franchise, increased investment in sales and marketing personnel, the acquisition of Waypoint Benefits Consulting and annual merit raises.

- Borrowing prepayment expenses of $4.7 million were incurred in the current quarter in order to extinguish $125.0 million of fixed-rate borrowings, with no corresponding expense in the comparable prior quarter.

- Acquisition expenses of $3.0 million were incurred during the current quarter associated with the pending acquisition of Waypoint by Sovereign as announced on March 9, 2004.

- Other expenses were $2.4 million, down $.6 million primarily on decreased loan servicing and other non-deferrable loan costs. Offsetting the decrease in other expenses was an increase of $.2 million in external auditing, accounting, and tax fees.

PROVISION FOR INCOME TAXES

Income tax expense for the current quarter totaled $3.0 million, or an effective tax rate of 36.7% on income before taxes of $8.2 million. The effective tax rate for the current quarter reflected acquisition expenses that are nondeductible for tax purposes totaling $3.0 million. For the quarter ended March 31, 2003, income taxes were $4.3 million or an effective tax rate of 27.6% on income before taxes of $15.6 million.

VII. Financial Condition

Waypoint Financial's total assets were $5.372 billion at March 31, 2004, up from $5.330 billion at December 31, 2003. Changes in the major asset categories for the quarter ended March 31, 2004 are discussed in the following paragraphs.

MARKETABLE SECURITIES

Marketable securities totaled $2.511 billion at March 31, 2004 and $2.490 billion at December 31, 2003. This increase of $21.3 million during the three months ended March 31, 2004 reflected securities in process of $70.9 million at March 31, 2004 that Waypoint acquired to offset the effect of expected prepayments on mortgage backed securities. Note (5) of the Notes to Consolidated Financial Statements presents the composition of the marketable securities portfolio as of March 31, 2004 and December 31, 2003.

LOANS RECEIVABLE, NET

Waypoint continued to experience growth in its loan portfolio, which totaled $2.426 billion at March 31, 2004, up $28.5 million during the current quarter, primarily due to growth in commercial loans. Growth in the commercial loan portfolio totaled $51.5 million or 4.7% and was split mostly between commercial real estate loans and business loans. Consumer and other loans also increased $3.5 million, primarily in consumer lines of credit. Partially offsetting these increases, residential mortgage loans decreased $25.3 million during the current quarter as Waypoint sold substantially all of its conventional residential mortgage production and prepayments continued at a historically high level on mortgage loans held in portfolio. The composition of loans receivable, net is included in Note (6) of the accompanying Notes to Consolidated Financial Statements.

LOAN COMMITMENTS

Waypoint Financial issues loan commitments to prospective borrowers conditioned on the occurrence of certain events. Commitments are made in writing on specified terms and conditions and are generally honored for up to 60 days from approval. Waypoint Financial had loan commitments and unadvanced loans and lines of credit totaling $765.5 million at March 31, 2004 and $709.3 million at December 31, 2003. Discussion regarding the composition and funding of loan commitments is presented in Note (14) of the consolidated financial statements in the 2003 Annual Report on Form 10-K.

LOAN QUALITY

During the three months ended March 31, 2004, Waypoint Financial continued to maintain excellent credit quality in its loan portfolio. Management attributes this performance to strong underwriting standards and credit and collections management, as well as a diversified economy in its local market area. Waypoint Financial follows a comprehensive loan policy that details credit underwriting, credit management and loan loss provisioning techniques. The following tables present significant summary information concerning the credit quality of the loan portfolio and the composition of the allowance for loan losses.

NON-PERFORMING ASSETS

The following table sets forth information regarding non-accrual loans, loans delinquent 90 days or more and still accruing, and other non-performing assets as of the dates indicated:

                                                             As of               As of
                                                         March 31, 2004    December 31, 2003
                                                         -----------------------------------
                                                                (Amounts in thousands)
Non-accrual residential mortgage loans                   $          438    $             443
Non-accrual commercial loans                                      8,276                8,173
Non-accrual other loans                                             402                   90
                                                         --------------    -----------------
     Total non-accrual loans                                      9,116                8,706
Loans 90 days or more delinquent and still accruing               8,318                9,498
                                                         --------------    -----------------
     Total non-performing loans                                  17,434               18,204
Total foreclosed other assets                                       340                  313
Total foreclosed real estate                                        414                  472
                                                         --------------    -----------------
     Total non-performing assets                         $       18,188    $          18,989
                                                         ==============    =================
     Total non-performing loans to total loans                     0.71%                0.76%
                                                         ==============    =================
     Allowance for loan losses to non-performing loans           168.03%              156.18%
                                                         ==============    =================
     Total non-performing assets to total assets                   0.34%                0.36%
                                                         ==============    =================

ALLOWANCE FOR LOAN LOSSES

The following table summarizes the activity in Waypoint Financial's allowance for loan losses for the periods indicated:

                                    As of or for the       As of or for the       As of or for the
                                   three months ended     three months ended     twelve months ended
                                     March 31, 2004         March 31, 2003        December 31, 2003
                                   ------------------   ----------------------   -------------------
                                                        (Amounts in thousands)
Balance at beginning of period     $           28,431   $               27,506   $            27,506
Provision for loan losses                       1,901                    2,421                 7,513

Charge-offs:
   Residential mortgage loans                     (58)                    (220)                 (595)
   Commercial loans                               (96)                    (977)               (2,732)
   Consumer and other loans                    (1,095)                  (1,275)               (4,596)
                                   ------------------   ----------------------   -------------------
      Total charge-offs                        (1,249)                  (2,472)               (7,923)
                                   ------------------   ----------------------   -------------------
Recoveries:
   Residential mortgage loans                       -                       13                   139
   Commercial loans                                63                      263                   389
   Consumer and other loans                       149                      167                   807
                                   ------------------   ----------------------   -------------------
      Total recoveries                            212                      443                 1,335
                                   ------------------   ----------------------   -------------------
            Net charge-offs                    (1,037)                  (2,029)               (6,588)
                                   ------------------   ----------------------   -------------------
Balance at end of period           $           29,295   $               27,898   $            28,431
                                   ==================   ======================   ===================
Annualized net charge-offs
   to average loans outstanding                  0.17%                    0.34%                 0.27%
                                   ==================   ======================   ===================
Allowance for loan losses as
   a percentage of total loans                   1.19%                    1.18%                 1.17%
                                   ==================   ======================   ===================

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

The following table sets forth the composition of the allowance for loan losses as of the dates indicated:

                             As of March 31, 2004   As of December 31, 2003
                             ----------------------------------------------
                                      (Dollar amounts in thousands)
                                        % of Total               % of Total
                             Amount      Reserves    Amount       Reserves
                             -------    ----------  -------      ----------
Residential mortgage loans   $   942       3.22%    $ 1,099          3.86%
Commercial loans              22,216      75.83      20,455         71.95
Consumer and other loans       6,137      20.95       6,877         24.19
                             -------    -------     -------      --------
     Total                   $29,295     100.00%    $28,431        100.00%
                             =======    =======     =======      ========

DEPOSITS

Waypoint Financial's deposit portfolio totaled $2.706 billion at March 31, 2004, down $15.1 million from $2.721 billion at December 31, 2003. However, the composition of the deposit portfolio was enhanced by substantial growth in core deposits, which were up $30.4 million or 2.3% during the quarter. This was offset by a decrease of $45.5 million in time deposits, a higher cost funding source. The deposit results for the current quarter were consistent with Waypoint Financial's emphasis on raising core deposit funding to improve net interest margin. The composition of the deposit portfolio is included in Note
(7) of the accompanying Notes to Consolidated Financial Statements.

OTHER BORROWINGS

Other borrowings decreased to $2.079 billion as of March 31, 2004, down $32.1 million from $2.111 billion as of December 31, 2003. During the three months ended March 31, 2004, Waypoint Financial extinguished $125.0 million of fixed-rate FHLB advances and replaced these borrowings with short-term, variable-rate funding. This restructuring in the borrowing portfolio, which resulted in prepayment expenses totaling $4.7 million, was completed to enhance future net interest margin while maintaining a proper interest rate risk position. Note (8) of the accompanying Notes to Consolidated Financial Statements presents the composition of borrowings as of March 31, 2004 and December 31, 2003.

Item 3 Quantitative and Qualitative Disclosures about Market Risk

Reference Item 2, Section III.

Item 4 Controls and Procedures

Waypoint Financial's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation of the effectiveness of its disclosure controls and procedures pursuant to Rule 13(a)-15(b), that Waypoint Financial's disclosure controls and procedures (as defined in Rule 13a-15(e)) are effective in ensuring that all material information required to be filed in this quarterly report has been made known in a timely manner.

There were no changes in Waypoint Financial's internal controls over financial reporting that occurred during the first fiscal quarter ending March 31, 2004 that have materially affected, or are reasonably likely to materially affect, Waypoint Financial's internal controls over financial reporting.

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

            (b)   Reports on Form 8-K

                        Incorporated by reference, the Company's Report on Form 8-K dated March 8, 2004, reported that the Company and Sovereign Bancorp, Inc. ("Sovereign") entered into an Agreement and Plan of Merger pursuant to which the Company will be merged with and into Sovereign, with Sovereign being the surviving entity.

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

Dated: May 7, 2004