Form 10-Q
period 2004-06-30
WAYPOINT FINANCIAL CORP
filed 2004-08-06
CIK 1034650

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

        or

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from __________________ to _____________________

Commission File Number: 0-22399

                            WAYPOINT FINANCIAL CORP.
                            ------------------------
             (Exact name of registrant as specified in its charter)

         PENNSYLVANIA                                         25-1872581
        -------------                                       -------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                           Identification No.)

235 North Second Street, P.O. Box 1711, Harrisburg, Pennsylvania        17105
-----------------------------------------------------------------       -----
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

      Indicate the number of shares outstanding of each of the Bank's classes of common stock, as of the latest practicable date. 33,402,460 shares of stock, par value of $.01 per share, outstanding at June 30, 2004.

                                    CONTENTS

Part I.     Financial Information
   Item 1.       Financial Statements (Unaudited)
      Consolidated Statements of Financial Condition..............................................................       4
      Consolidated Statements of Income...........................................................................       5
      Consolidated Statements of Shareholders' Equity.............................................................       6
      Consolidated Statements of Cash Flows.......................................................................     7-8
      Notes to Consolidated Financial Statements..................................................................    9-16

   Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations
      I.        Forward-Looking Statements........................................................................      17
      II.       Critical Accounting Policies......................................................................      17
      III.      Market Risk and Interest Rate Sensitivity Management..............................................      18
      IV.       Liquidity.........................................................................................      18
      V.        Capital Resources.................................................................................      19
      VI.       Results of Operations
                 Comparison for the Three-Month Periods Ended June 30, 2004 and June, 2003
                     Net Income...................................................................................      20
                     Net Interest Income..........................................................................   20-23
                     Noninterest Income...........................................................................   23-24
                     Noninterest Expense..........................................................................   24-25
                     Provision for Income Taxes...................................................................      25
                 Comparison for the Six-Month Periods Ended June 30, 2004 and June 30, 2003
                     Net Income...................................................................................      25
                     Net Interest Income..........................................................................   25-26
                     Noninterest Income...........................................................................      26
                     Noninterest Expense..........................................................................      26
                     Provision for Income Taxes...................................................................      26
      VII.      Financial Condition
                     Marketable Securities........................................................................      27
                     Loans Receivable, Net........................................................................      27
                     Loan Commitments.............................................................................      27
                     Loan Quality.................................................................................      27
                     Non-Performing Assets........................................................................      28
                     Allowance for Loan Losses....................................................................      28
                     Allocation of the Allowance for Loan Losses..................................................      29
                     Deposits.....................................................................................      29
                     Other Borrowings.............................................................................      29

   Item 3.       Quantitative and Qualitative Disclosures about Market Risk.......................................      29

   Item 4.       Controls and Procedures..........................................................................      29

Part II.    Other Information.....................................................................................      30
   Item 1.       Legal Proceedings
   Item 2.       Changes in Securities and Use of Proceeds
   Item 3.       Defaults Upon Senior Securities
   Item 4.       Submission of Matters to a Vote of Security Holders
   Item 5.       Other Information
   Item 6.       Exhibits and Reports on Form 8-K

Signatures........................................................................................................      31

Exhibits - Certifications.........................................................................................   32-35

Part I. Financial Information.

Part 1, Item 1 Financial Statements.

               (Balance of this page is intentionally left blank)

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition

                                                                                  June 30,              December 31,
                                                                                    2004                   2003
                                                                                ------------            ------------
                                                                                 (In thousands, except share data)
                                                                                           (Unaudited)
Assets
Cash and cash equivalents                                                       $     98,305            $    100,016
Marketable securities                                                              2,509,427               2,489,770
FHLB stock                                                                           103,422                  97,982
Loans receivable, net                                                              2,477,915               2,397,640
Loans held for sale, net                                                              13,164                  17,011
Loan servicing rights                                                                  2,703                   2,528
Investment in real estate and other joint ventures                                    21,357                  20,773
Premises and equipment, net of accumulated
   depreciation of $48,018 and $45,261                                                48,841                  49,789
Accrued interest receivable                                                           23,640                  23,597
Goodwill                                                                              18,332                  17,881
Intangible assets                                                                      2,801                   2,881
Deferred tax asset, net                                                               19,910                   9,059
Bank-owned life insurance                                                             94,585                  92,522
Other assets                                                                           8,454                   8,453
                                                                                ------------            ------------
   Total assets                                                                 $  5,442,856            $  5,329,902
                                                                                ============            ============

Liabilities and Stockholders' Equity
Deposits                                                                        $  2,799,987            $  2,720,915
Other borrowings                                                                   2,144,391               2,110,681
Escrow                                                                                 3,524                   2,568
Accrued interest payable                                                               8,701                  10,009
Postretirement benefit obligation                                                      2,248                   2,248
Income taxes payable                                                                   3,021                   2,586
Trust preferred debentures                                                            46,392                  46,392
Other liabilities                                                                     38,462                  32,270
                                                                                ------------            ------------
   Total liabilities                                                               5,046,726               4,927,669
                                                                                ------------            ------------

Preferred stock, 10,000,000 shares authorized but unissued
Common stock, $.01 par value, authorized 100,000,000 shares,
   42,991,487 shares issued and 33,402,460 outstanding at June 30, 2004,
   43,031,041 shares issued and 33,247,630 shares outstanding at
   December 31, 2003                                                                     428                     425
Paid in capital                                                                      356,534                 353,530
Retained earnings                                                                    247,888                 241,668
Accumulated other comprehensive loss                                                 (24,453)                 (8,502)
Employee stock ownership plan                                                        (13,451)                (13,423)
Recognition and retention plans                                                       (4,206)                 (4,206)
Paid in capital from obligations under Rabbi Trust, 544,948 shares at
   June 30, 2004 and 495,826 shares at December 31, 2003                               9,253                   8,457
Treasury stock shares held in Rabbi Trust at cost, 544,948 shares at
   June 30, 2004 and 563,162 shares at December 31, 2003                              (9,253)                 (9,240)
Treasury stock, 9,589,027 shares at June 30, 2004
   and 9,716,075 shares at December 31, 2003                                        (166,610)               (166,476)
                                                                                ------------            ------------
    Total stockholders' equity                                                       396,130                 402,233
                                                                                ------------            ------------
    Total liabilities and stockholders' equity                                  $  5,442,856            $  5,329,902
                                                                                ============            ============

See accompanying notes to consolidated financial statements.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                        Consolidated Statements of Income

                                                             Three Months Ended June 30,       Six Months Ended June 30,
                                                            -----------------------------      -------------------------
                                                                2004              2003            2004          2003
                                                            -----------         ---------      ---------      ---------
                                                                        (In thousands, except share data)
                                                                                  (Unaudited)
Interest Income:
  Loans                                                      $  33,918          $  37,198      $  67,739      $  74,592
  Marketable securities and interest-earning cash               24,718             27,352         49,907         55,767
                                                             ---------          ---------      ---------      ---------
       Total interest income                                    58,636             64,550        117,646        130,359
                                                             ---------          ---------      ---------      ---------

Interest Expense:
  Deposits and escrow                                           12,087             13,465         24,246         27,949
  Borrowed funds                                                19,839             20,669         39,372         41,522
                                                             ---------          ---------      ---------      ---------
       Total interest expense                                   31,926             34,134         63,618         69,471
                                                             ---------          ---------      ---------      ---------

       Net interest income                                      26,710             30,416         54,028         60,888
Provision for loan losses                                          902              2,064          2,803          4,485
                                                             ---------          ---------      ---------      ---------
       Net interest income after provision for loan losses      25,808             28,352         51,225         56,403
                                                             ---------          ---------      ---------      ---------

Noninterest Income:
  Banking service and account fees                               5,444              3,924          9,798          7,313
  Financial services fees                                        2,284              2,348          4,696          4,393
  Residential mortgage banking                                   1,057              1,297          1,571          2,600
  Bank-owned life insurance                                      1,027              1,142          2,063          2,288
  Gain on securities and derivatives, net                        1,283              3,717          6,689          5,590
  Other                                                           (217)            (1,601)          (212)        (1,928)
                                                             ---------          ---------      ---------      ---------
       Total noninterest income                                 10,878             10,827         24,605         20,256
                                                             ---------          ---------      ---------      ---------

Noninterest Expense:
  Salaries and benefits                                         12,250             11,803         25,454         23,235
  Equipment expense                                              1,741              1,849          3,557          3,620
  Occupancy expense                                              1,870              1,829          3,891          3,751
  Marketing                                                      1,379              1,215          2,309          2,306
  Amortization of intangible assets                                189                192            389            312
  Outside services                                               1,303              1,312          2,723          2,579
  Communications and supplies                                    1,335              1,296          2,615          2,622
  Borrowing prepayment penalties                                     -                  -          4,704              -
  Acquisition expense                                              194                  -          3,159              -
  Other                                                          2,138              3,276          4,529          6,229
                                                             ---------          ---------      ---------      ---------
       Total noninterest expense                                22,399             22,772         53,330         44,654
                                                             ---------          ---------      ---------      ---------

  Income before income taxes                                    14,287             16,407         22,500         32,005
  Income tax expense                                             4,335              4,987          7,349          9,274
                                                             ---------          ---------      ---------      ---------
       Net income                                            $   9,952          $  11,420      $  15,151      $  22,731
                                                             =========          =========      =========      =========

  Basic earnings per share                                   $    0.31          $    0.35      $    0.48      $    0.68
                                                             =========          =========      =========      =========
  Diluted earnings per share                                 $    0.30          $    0.34      $    0.46      $    0.66
                                                             =========          =========      =========      =========

See accompanying notes to consolidated financial statements.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity




                                                                                                                       EMPLOYEE
                                                                                                    ACCUMULATED          STOCK
                                                     COMMON          PAID IN        RETAINED       COMPREHENSIVE       OWNERSHIP
                                                     STOCK           CAPITAL        EARNINGS       INCOME (LOSS)         PLAN
                                                 ---------------  --------------  --------------  ---------------     ------------
                                                                          (IN THOUSANDS, EXCEPT SHARE DATA)
                                                                                       (UNAUDITED)
Balance at December 31, 2002                         $    404       $ 315,636        $ 245,388        $   11,710        $ (14,460)

 Net income                                                                             22,731
 Dividends paid at $.21 per share                                                       (6,956)
 Exercised stock options (194,314 shares)                   3           2,795
 Unrealized losses on securities, net of
    income tax of $(2,567)                                                                                (3,380)

 Comprehensive income

 Earned portion of RRP
 Tax benefit on exercised options                                         675
 Treasury stock purchased (2,915,825 shares)
 Dividend reinvestment plan, net                                         (185)
                                                     --------       ---------        ---------        ----------        ---------
 Balance at June 30, 2003                            $    407       $ 318,921        $ 261,163        $    8,330        $ (14,460)
                                                     ========       =========        =========        ==========        =========

Balance at December 31, 2003                         $    425       $ 353,530        $ 241,668        $   (8,502)       $ (13,423)

 Net income                                                                             15,151
 Dividends paid at $.28 per share                                                       (8,931)
 Exercised stock options (154,830 shares)                   3           2,782
 Unrealized losses on securities, net of
    income tax of $(9,918)                                                                               (15,951)

 Comprehensive income

 ESOP stock committed for release                                                                                             (28)
 Tax benefit on exercised options                                       1,307
 Treasury stock adjustment
 Dividend reinvestment plan, net                                         (302)
 Reclassification for obligations under
   Rabbi Trust                                                           (783)
                                                     --------       ---------        ---------        ----------        ---------
 Balance at June 30, 2004                            $    428       $ 356,534        $ 247,888        $  (24,453)       $ (13,451)
                                                     ========       =========        =========        ==========        =========

                                                                PAID IN
                                                                CAPITAL
                                                                 FROM          TREASURY
                                               RECOGNITION    OBLIGATIONS        STOCK
                                                   AND           UNDER         PURCHASED
                                                RETENTION        RABBI         IN RABBI     TREASURY                  COMPREHENSIVE
                                                PLAN (RRP)       TRUST           TRUST       STOCK         TOTAL          INCOME
                                              -------------  -------------    -----------  -----------  ------------  -------------
                                                                      (IN THOUSANDS, EXCEPT SHARE DATA)
                                                                                  (UNAUDITED)
Balance at December 31, 2002                     $  (6,977)     $       -       $       -   $ (98,819)   $   452,882

 Net income                                                                                                   22,731   $   22,731
 Dividends paid at $.21 per share                                                                             (6,956)
 Exercised stock options (194,314 shares)                                                                      2,798
 Unrealized losses on securities, net of
    income tax of $(2,567)                                                                                    (3,380)      (3,380)
                                                                                                                       ----------
 Comprehensive income                                                                                                  $   19,351
                                                                                                                       ==========
 Earned portion of RRP                                 254                                                       254
 Tax benefit on exercised options                                                                                675
 Treasury stock purchased (2,915,825 shares)                                                  (50,258)       (50,258)
 Dividend reinvestment plan, net                                                                                (185)
                                                 ---------      ---------       ---------   ---------    -----------
 Balance at June 30, 2003                        $  (6,723)     $       -       $       -   $(149,077)   $   418,561
                                                 =========      =========       =========   =========    ===========

Balance at December 31, 2003                     $  (4,206)     $   8,457       $  (9,240)  $(166,476)   $   402,233

 Net income                                                                                                   15,151   $   15,151
 Dividends paid at $.28 per share                                                                             (8,931)
 Exercised stock options (154,830 shares)                                                                      2,785
 Unrealized losses on securities, net of
    income tax of $(9,918)                                                                                   (15,951)     (15,951)
                                                                                                                       ----------
 Comprehensive income                                                                                                  $     (800)
                                                                                                                       ==========
 ESOP stock committed for release                                                                                (28)
 Tax benefit on exercised options                                                                              1,307
 Treasury stock adjustment                                                                       (134)          (134)
 Dividend reinvestment plan, net                                                                                (302)
 Reclassification for obligations under
   Rabbi Trust                                                        796             (13)                         -
                                                 ---------      ---------       ---------   ---------    -----------
 Balance at June 30, 2004                        $  (4,206)     $   9,253       $  (9,253)  $(166,610)   $   396,130
                                                 =========      =========       =========   =========    ===========

See accompanying notes to consolidated financial statements.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                              For the Six Months Ended
                                                                                      June 30,
                                                                             --------------------------
                                                                                 2004          2003
                                                                             ------------   -----------
                                                                                  (In thousands)
                                                                                    (Unaudited)
Cash flows from operating activities:
   Net income                                                                $    15,151    $    22,731
   Adjustments to reconcile net income to net cash provided by operating activities:
        Provision for loan losses                                                  2,803          4,485
        Net depreciation, amortization and accretion                               3,363          3,982
        Loans originated for sale                                                (99,176)      (250,299)
        Proceeds from sales of loans originated for sale                         104,308        245,708
        Origination of loan servicing rights                                        (401)          (525)
        Net gain on sales of interest-earning assets                              (8,308)       (10,101)
        Gain on the sale of foreclosed real estate                                  (205)          (146)
        Loss from joint ventures                                                     652          2,747
        (Increase) decrease in accrued interest receivable                           (43)         1,548
        Decrease in accrued interest payable                                      (1,308)           (40)
        Amortization of intangibles                                                  389            312
        Earned ESOP expense                                                        1,422          1,111
        Earned RRP expense                                                         1,082          1,242
        Benefit for deferred income taxes                                           (934)        (3,654)
        Increase in income taxes payable                                             435          2,752
        Other, net                                                                18,933          2,387
                                                                             -----------    -----------
            Net cash provided by operating activities                             38,163         24,240
                                                                             -----------    -----------

Cash flows from investing activities:
   Proceeds from maturities, sales, and principal reductions
      of marketable securities                                                 1,467,988      2,070,158
   Purchase of marketable securities                                          (1,516,415)    (2,070,689)
   Loan originations less principal payments on loans                            (85,254)      (102,058)
   Investments in real estate held for investment and other joint ventures        (1,456)        (6,255)
   Proceeds on real estate and premises and equipment                              1,174          1,054
   Purchases of premises and equipment, net                                       (1,948)        (2,494)
   Payments for acquired business                                                   (422)        (6,000)
                                                                             -----------    -----------
            Net cash used in investing activities                               (136,333)      (116,284)

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (continued)

                                                                              For the Six Months Ended
                                                                                      June 30,
                                                                             --------------------------
                                                                                2004           2003
                                                                             -----------    -----------
                                                                                  (In thousands)
                                                                                    (Unaudited)
Cash flows from financing activities:
   Net increase in deposits                                                       74,478        117,781
   Proceeds from other borrowings                                                 25,000        340,000
   Payments and maturities of other borrowings                                  (205,017)      (353,392)
   Net increase in other short-term borrowings                                   207,490         48,467
   Net increase in escrow                                                            956          1,620
   Net proceeds from issuance of Trust Preferred Securities                            -         14,719
   Dividend reinvestment plan                                                       (302)          (185)
   Cash dividends                                                                 (8,931)        (6,956)
   Payments to acquire treasury stock                                                  -        (50,258)
   Proceeds from the exercise of stock options                                     2,785          2,798
                                                                             -----------    -----------
      Net cash provided by financing activities                                   96,459        114,594
                                                                             -----------    -----------

      Net (decrease) increase in cash and cash equivalents                        (1,711)        22,550

Cash and cash equivalents at beginning of period                                 100,016         96,088

                                                                             -----------    -----------
Cash and cash equivalents at end of period                                   $    98,305    $   118,638
                                                                             ===========    ===========

Supplemental disclosures:

Cash paid during the period for:
    Interest on deposits, advances and other borrowings
       (includes interest credited to deposit accounts)                      $    64,926    $    69,511
    Income taxes                                                                   6,643          7,246

Cash received during the period for:
      Income taxes                                                                    69            255

Non-cash investing activities:
      Transfers from loans to foreclosed real estate                                 684            826
      Fair value of assets acquired (non-cash)                                         -          6,000

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

The accompanying interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the results of interim periods, have been made. Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004 or any other interim period. It is suggested that these consolidated financial statements be read in conjunction with Waypoint Financial's 2003 Annual Report on Form 10-K.

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


                                                     For the three months ended June 30  For the six months ended June 30
                                                     ----------------------------------  --------------------------------
                                                        2004                   2003         2004                2003
                                                     ----------             -----------  -----------         -----------
Net Income
      As reported                                    $   9,952              $   11,420   $   15,151          $   22,731
      Deduct: Total stock-based employee
      compensation expense determined under
      fair value based method, net of related
      tax effects                                         (273)                   (264)        (570)               (588)
                                                     ---------              ----------   ----------          ----------
      Pro forma                                      $   9,679              $   11,156   $   14,581          $   22,143
Basic earnings per share
      As reported                                    $    0.31              $     0.35   $     0.48          $     0.68
      Pro forma                                      $    0.31              $     0.34   $     0.46          $     0.67
Diluted earnings per share
      As reported                                    $    0.30              $     0.34   $     0.46          $     0.66
      Pro forma                                      $    0.29              $     0.33   $     0.44          $     0.65

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
          (All dollar amounts presented in the tables are in thousands, except per share data)
                                   (Unaudited)

(2) Pending Acquisition

On March 9, 2004, Waypoint Financial announced that Sovereign Bancorp, Inc., parent company of Sovereign Bank, had reached a definitive agreement to acquire Waypoint Financial. The transaction is valued at approximately $980 million, with each share of Waypoint common stock being entitled to receive $28.00 in cash, 1.262 shares of Sovereign common stock, or a combination thereof per share, subject to election and allocation procedures which are intended to ensure that, in the aggregate, 70% of the Waypoint shares will be exchanged for Sovereign common stock and 30% will be exchanged for cash. Waypoint Financial incurred acquisition expenses of $3.2 million relating to advisory services during the six-month period ended June 30, 2004 associated with the pending acquisition. The transaction is expected to close by January 31, 2005, and is subject to approval by various regulatory agencies and Waypoint shareholders. Waypoint Financial is obligated to pay an additional $5.7 million of acquisition expenses relating to contingent advisory services upon consummation of the transaction.


(3)  Recently Issued Accounting Guidance

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46 Revised (FIN 46R), issued in December 2003, replaces FIN 46. FIN 46R requires public entities to apply FIN 46 or FIN 46R to all entities that are considered special-purpose entities in practice and under the FASB literature that was applied before the issuance of FIN 46 by the end of the first reporting period that ends after December 15, 2003. Waypoint Financial does not have any investments in entities it believes are variable interest entities for which the Company is the primary beneficiary. Accordingly, Waypoint Financial's adoption of FIN 46 and FIN 46R did not result in the consolidation of any variable interest entities.

In October 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits," (SFAS 132R). SFAS 132R amends SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and SFAS No. 132. SFAS 132R revised employers' disclosures about pension plans and other postretirement benefit plans. It did not change the measurement or recognition of those plans required by SFAS Nos. 87, 88 and 106. While retaining the disclosure requirements of SFAS No. 132, which it replaced, SFAS 132R requires additional disclosures about assets, obligations, cash flows, and net periodic benefit costs of defined benefit plans and other defined benefit postretirement plans. The provisions of SFAS 132R are generally effective for financial statements with fiscal years ending after December 15, 2003. The interim period disclosures required by this statement are effective for interim periods beginning after December 15, 2003. Waypoint Financial has complied with the required provisions of SFAS 132R. The interim period disclosures required by this statement are omitted as they are deemed immaterial to Waypoint Financial's consolidated financial condition and results of operations for the periods presented.

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

On May 19, 2004, the FASB issued FAS 106-2 (FAS 106-2), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Waypoint Financial expects to adopt the provisions of FAS 106-2 effective for the interim period beginning July 1, 2004, but has not yet determined the potential impact on Waypoint Financial's financial condition or results of operations.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
          (All dollar amounts presented in the tables are in thousands, except per share data)
                                   (Unaudited)

(4) Earnings Per Share

Basic earnings per share is based on the total weighted average shares outstanding for a given period. Diluted earnings per share is based on total weighted average shares outstanding, and also assumes the exercise or conversion of all potentially dilutive instruments currently outstanding. The computations for basic and diluted earnings per share for the three-month and six-month periods ended June 30 are as follows:

                                                                                                    Per Share
                                                                       Income        Shares           Amount
                                                                     ----------    ----------    ---------------
For the three-month period ended June 30, 2004
   Basic earnings per share                                          $    9,952    31,706,000    $          0.31
   Dilutive effect of stock options and grants                                      1,274,000               (.01)
                                                                     ----------    ----------    ---------------
   Diluted earnings per share                                        $    9,952    32,980,000    $          0.30
                                                                     ==========    ==========    ===============

For the three-month period ended June 30, 2003
   Basic earnings per share                                          $   11,420    32,690,000    $          0.35
   Dilutive effect of stock options and grants                                        973,000               (.01)
                                                                     ----------    ----------    ---------------
   Diluted earnings per share                                        $   11,420    33,663,000    $          0.34
                                                                     ==========    ==========    ===============

                                                                                                    Per Share
                                                                       Income        Shares           Amount
                                                                     ----------    ----------    ---------------
For the six-month period ended June 30, 2004
   Basic earnings per share                                          $   15,151    31,624,000    $          0.48
   Dilutive effect of stock options and grants                                      1,258,000               (.02)
                                                                     ----------    ----------    ---------------
   Diluted earnings per share                                        $   15,151    32,882,000    $          0.46
                                                                     ==========    ==========    ===============

For the six-month period ended June 30, 2003
   Basic earnings per share                                          $   22,731    33,243,000    $          0.68
   Dilutive effect of stock options and grants                                        971,000               (.02)
                                                                     ----------    ----------    ---------------
   Diluted earnings per share                                        $   22,731    34,214,000    $          0.66
                                                                     ==========    ==========    ===============

Excluded from the computation of diluted earnings per share were anti-dilutive options of 6,514 shares and 60,377 shares for the three months ended June 30, 2004 and June 30, 2003, respectively, and 5,762 shares and 143,399 shares for the six months ended June 30, 2004 and June 30, 2003, respectively, because the exercise prices were greater than the average market price of the common shares during the respective period.

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


(5) Marketable Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for trading and available-for-sale securities by major security type were as follows:

                                                                                             As of June 30, 2004
                                                                                --------------------------------------------------
                                                                                                Gross        Gross
                                                                                              Unrealized   Unrealized
                                                                                Amortized      Holding       Holding      Fair
                                                                                   Cost         Gains        Losses       Value
                                                                                --------------------------------------------------
Available-for-sale:
   U.S. Government and agencies                                                 $  513,496   $        -   $  (10,546)   $  502,950
   Corporate bonds                                                                  40,657            -       (2,367)       38,290
   Municipal securities                                                             81,735        1,772       (1,743)       81,764
   Equity securities                                                               105,574           44       (3,055)      102,563
   Mortgage-backed securities:
      Commercial mortgage-backed securities                                         39,963            -         (574)       39,389
      Agency PC's & CMO's                                                        1,124,833        1,835      (24,228)    1,102,440
      Private issue CMO's                                                          638,104        2,526       (3,172)      637,458
                                                                                ----------   ----------   ----------    ----------
         Total mortgage-backed securities                                        1,802,900        4,361      (27,974)    1,779,287
                                                                                ----------   ----------   ----------    ----------
            Total securities available-for-sale                                  2,544,362        6,177      (45,685)    2,504,854
Trading:
   Rabbi Trust deferred compensation investments (a)                                 4,202          371            -         4,573
                                                                                ----------   ----------   ----------    ----------
             Total trading securities                                                4,202          371            -         4,573
                                                                                ----------   ----------   ----------    ----------
                  Total marketable securities                                   $2,548,564   $    6,548   $  (45,685)   $2,509,427
                                                                                ==========   ==========   ==========    ==========

                                                                                             As of December 31, 2003
                                                                                --------------------------------------------------
                                                                                                Gross        Gross
                                                                                              Unrealized   Unrealized
                                                                                Amortized      Holding      Holding       Fair
                                                                                  Cost          Gains       Losses        Value
                                                                                --------------------------------------------------
Available-for-sale:
   U.S. Government and agencies                                                 $  458,029   $    1,164   $   (3,334)   $  455,859
   Corporate bonds                                                                  66,342            -       (4,462)       61,880
   Municipal securities                                                             83,201        3,301         (404)       86,098
   Equity securities                                                               153,708        4,186       (1,780)      156,114
   Mortgage-backed securities:
       Commercial                                                                   82,471            6         (358)       82,119
       Agency PC's & CMO's                                                         933,350        1,929       (5,342)      929,937
       Private issue CMO's                                                         722,617          151       (8,697)      714,071
                                                                                ----------   ----------   ----------    ----------
          Total mortgage-backed securities                                       1,738,438        2,086      (14,397)    1,726,127
                                                                                ----------   ----------   ----------    ----------
             Total securities available-for-sale                                 2,499,718       10,737      (24,377)    2,486,078
Trading:
   Rabbi Trust deferred compensation investments (a)                                 3,434          258            -         3,692
                                                                                ----------   ----------   ----------    ----------
             Total trading securities                                                3,434          258            -         3,692
                                                                                ----------   ----------   ----------    ----------
                  Total marketable securities                                   $2,503,152   $   10,995   $  (24,377)   $2,489,770
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

(6) Loans Receivable, Net

The following table presents the composition of loans receivable, net, as of the dates indicated:

                                                                                  June 30,     December 31,
                                                                                    2004          2003
                                                                                -----------    -----------
Residential mortgage loans (principally conventional):
   Secured by 1-4 family residences                                             $   305,586    $   347,679
   Construction (net of undistributed
      portion of $26,094 and $25,580)                                                16,804         25,500
                                                                                -----------    -----------
                                                                                    322,390        373,179
Less:
   Unearned discount                                                                     (1)             6
   Net deferred loan origination fees                                                 2,042          2,321
                                                                                -----------    -----------
         Total residential mortgage loans                                           320,349        370,852
                                                                                -----------    -----------

Commercial loans:
   Commercial real estate                                                           744,347        651,139
   Commercial business                                                              364,194        343,129
   Construction and site development
      (net of undistributed portion of
      $36,281 and $54,163)                                                          106,361        103,611
                                                                                -----------    -----------
                                                                                  1,214,902      1,097,879
Less:
   Net deferred loan origination fees                                                 1,608          1,853
                                                                                -----------    -----------
         Total commercial loans                                                   1,213,294      1,096,026
                                                                                -----------    -----------

Consumer and other loans:
   Manufactured housing                                                              87,552         93,323
   Home equity and second mortgage                                                  552,116        561,937
   Indirect automobile                                                              195,420        174,416
   Other                                                                            116,803        106,968
                                                                                -----------    -----------
                                                                                    951,891        936,644
Plus (minus):
   Net deferred loan origination fees                                                  (806)        (1,035)
   Deferred dealer costs                                                             22,740         23,584
                                                                                -----------    -----------
      Total consumer and other loans                                                973,825        959,193
                                                                                -----------    -----------
Less: Allowance for loan losses                                                      29,553         28,431
                                                                                -----------    -----------
Loans receivable, net                                                           $ 2,477,915    $ 2,397,640
                                                                                ===========    ===========

Loans having an aggregate carrying value of $350,171,000 and $404,365,000 were pledged as collateral for FHLB advances at June 30, 2004 and December 31, 2003, respectively.

Waypoint Financial conducts certain residential mortgage banking activities including the origination of mortgage loans for securitization or sale to investors and the servicing of mortgage loans for investors. Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans totaled $321,057,000 and $340,937,000 at June 30, 2004 and December 31, 2003,
respectively.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
          (All dollar amounts presented in the tables are in thousands, except per share data)
                                   (Unaudited)


Waypoint Financial's investment in loan servicing rights is included in the accompanying consolidated statement of financial condition. Waypoint Financial did not purchase or sell any mortgage servicing rights during the six-month periods ended June 30, 2004 and 2003.

Waypoint Financial sold mortgage loans totaling $103,023,000 and $242,294,000 during the six-month periods ended June 30, 2004 and June 30, 2003, respectively. Waypoint Financial did not exchange loans for mortgage-backed securities during the six-month periods ended June 30, 2004 and June 30, 2003.

Investor custodial balances maintained in connection with the foregoing mortgage servicing rights totaled $3,896,000 at June 30, 2004 and $3,836,000 at December 31, 2003.


(7) Deposits

The following table presents the composition of deposits as of the dates indicated:

                                                              June 30,          December 31,
                                                                2004                2003
                                                            -----------         ------------
Savings                                                     $   239,384         $   252,072
Time                                                          1,396,074           1,408,970
Transaction                                                     831,903             560,520
Money market                                                    332,626             499,353
                                                            -----------         -----------
     Total deposits                                         $ 2,799,987         $ 2,720,915
                                                            ===========         ===========

(8) Other Borrowings

The following table presents the composition of Waypoint Financial's other borrowings as of the dates indicated:

                                                              June 30,          December 31,
                                                               2004                 2003
                                                            -----------         ------------
FHLB advances                                               $ 1,821,849         $  1,827,627
Repurchase agreements                                           322,542              278,054
Other                                                                 -                5,000
                                                            -----------         ------------
        Total other borrowings                              $ 2,144,391         $  2,110,681
                                                            ===========         ============

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
          (All dollar amounts presented in the tables are in thousands, except per share data)
                                   (Unaudited)

(9) Derivatives

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

Waypoint Financial's derivative portfolio includes derivative instruments that are designated in fair value hedging relationships and other derivatives that are not accounted for as hedges under SFAS No. 133.

The following table summarizes Waypoint Financial's derivatives designated as hedges under SFAS No. 133 as of June 30, 2004 and December 31, 2003:

                                            Number     Year of Maturity        Year of Call        Notional Amount      Fair Value
                                            ------     ----------------        ------------        ---------------      ----------
As of June 30, 2004:
     Callable interest rate swaps              27          2008-2019             2003-2005             $275,000          $(1,023)
     Regular interest rate swaps                1             2005                   -                   50,000              990
     Forward loan sale commitments             72              -                     -                    7,826              (26)
                                                                                                                         -------
               Total                                                                                                     $   (59)
                                                                                                                         =======

As of December 31, 2003:
     Callable interest rate swaps              27         2006-2018                2003                $270,000          $(5,577)
     Regular interest rate swaps                6         2004-2005                  -                  200,000            4,752
     Forward loan sale commitments             58              -                     -                    6,429              (17)
                                                                                                                         -------
           Total                                                                                                         $  (842)
                                                                                                                         =======

For the six-month periods ended June 30, 2004 and 2003, ineffectiveness with the callable interest rate swap hedging relationship was recognized but was insignificant to earnings. No ineffectiveness was recognized in earnings with the regular interest rate swap and the forward loan sale commitment hedging relationships for the six-month periods ended June 30, 2004 and June 30, 2003.

Summary information regarding other derivative activities at June 30, 2004 and December 31, 2003 follows:

                                                                        Notional
                                                       Number            Amount              Fair Value
                                                       ------          ---------            ------------
As of June 30, 2004:
     Interest rate cap                                     1           $ 250,000               $ 2,925
     Interest rate lock commitments                       92              11,701                    11
     Forward loan sale commitments                        92              11,701                   (64)
                                                                                               -------
               Total                                                                           $ 2,872
                                                                                               =======

As of December 31, 2003:
     Interest rate cap                                     1           $ 250,000               $ 3,287
     Interest rate lock commitments                       54               5,523                    18
     Forward loan sale commitments                        54               5,523                   (29)
                                                                                               -------
               Total                                                                           $ 3,276
                                                                                               =======

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
          (All dollar amounts presented in the tables are in thousands, except per share data)
                                   (Unaudited)

The interest rate cap has a 2008 maturity date and a strike rate of 5.5% based on one-month Libor. Waypoint Financial recognized a gain of $1,148,000 for the three-month period ending June 30, 2004 and a loss of $362,000 for the six-month period ending June 30, 2004 on the fair value of the interest rate cap agreement.

For the six-month periods ended June 30, 2004 and June 30, 2003, gains and losses associated with interest rate lock commitments and forward loan sale commitments were recognized but were insignificant to earnings.


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

                                                   As of June 30, 2004                            As of December 31, 2003
                                          ------------------------------------            --------------------------------------
    Change in                             Percent change              Net                  Percent change                Net
  interest rates                          in net interest          portfolio              in net interest             portfolio
(in basis points)                           income (1)             ratio (2)                  income (1)               ratio (2)
 ----------------                         ---------------          ---------              ---------------             ----------
      +300                                  10.20%                   5.70%                      6.22%                    5.53%
      +200                                   6.70                    6.10                       4.05                     5.85
      +100                                   3.22                    6.65                       1.77                     6.34
         0                                      -                    7.09                          -                     6.54
      (100)                                 (2.81)                   6.75                      (3.10)                    6.09
      (200)                                 (6.84)                   6.04                      (6.63)                    5.21

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

During the six months ended June 30, 2004, securities including FHLB stock increased $25.1 million and loans receivable, net increased $80.3 million. Funding for Waypoint Financial's asset growth was provided by growth in deposits totaling $79.1 million and borrowings totaling $33.7 million. At June 30, 2004, Waypoint Financial had $1,821.8 million in FHLB loans outstanding, a decrease of $5.8 million during the six months then ended.

Waypoint Bank is required by OTS regulations to maintain sufficient liquidity to ensure its safe and sound operation. Waypoint Bank had sufficient liquidity during the six-month periods ended June 30, 2004 and June 30, 2003. The sources of liquidity previously discussed are deemed by management to be sufficient to fund outstanding loan commitments and meet other obligations.

V. Capital Resources

Waypoint had $396.1 million in stockholders' equity or 7.28% of total assets at June 30, 2004, as compared to $402.2 million or 7.55% of total assets at December 31, 2003. Notable changes in stockholders' equity for the six months ended June 30, 2004 included increases of $15.2 million from net income and $3.6 million from activity related to employer stock plans. Offsetting these increases were a decrease of $16.0 million in the market value of available-for-sale securities (net of taxes) and dividends paid to shareholders totaling $8.9 million.

Under OTS regulations a savings association must satisfy three minimum capital requirements: Total capital, Tier 1 capital to risk weighted assets and Tier 1 capital to average assets. Savings associations must meet all of the standards in order to comply with the capital requirements. At June 30, 2004, and December 31, 2003, Waypoint Bank met all three minimum capital requirements to be well capitalized.

RISK-BASED CAPITAL RATIOS AND LEVERAGE RATIOS

    WAYPOINT BANK                                                         Minimum Requirement          Minimum Requirement to
                                               Actual                    for Capital Adequacy          be "Well Capitalized"
                                       ------------------------       --------------------------     --------------------------
                                       Amount             Ratio        Amount             Ratio       Amount             Ratio
                                       ------             -----        -------            -----      --------            -----
                                            (in thousands)                  (in thousands)                 (in thousands)
    As of June 30, 2004

Total Capital
  (to Risk Weighted Assets)           $432,989          12.6%         $274,443             8.0%      $343,054             10.0%
Tier 1 Capital
  (to Risk Weighted Assets)            403,436          11.8           137,222             4.0        205,832              6.0
Tier 1 Capital
  (to Average Assets)                  403,436           7.5           215,322             4.0        269,153              5.0

    As of December 31, 2003

Total Capital
   (to Risk Weighted Assets)          $432,167          13.1%         $263,756             8.0%      $329,695             10.0%
Tier 1 Capital
  (to Risk Weighted Assets)            402,653          12.2           131,878             4.0        197,817              6.0
Tier 1 Capital
  (to Average Assets)                  402,653           7.4           216,609             4.0        270,762              5.0

A reconciliation of Waypoint Bank's regulatory capital to capital using United States generally accepted accounting principles (GAAP) as of June 30, 2004 follows:

                                                                                          TIER 1
                                                                      TANGIBLE            (CORE)            RISK-BASED
                                                                       CAPITAL            CAPITAL             CAPITAL
                                                                      --------           --------           ----------
GAAP capital at Waypoint Financial                                    $396,130           $396,130            $396,130
Capital attributed to affiliates                                        (4,048)            (4,048)             (4,048)
GAAP capital at Waypoint Bank                                          392,082            392,082             392,082

Capital adjustments:
     Unrealized gains, net of taxes, on
         securities available for sale                                  24,447             24,447              24,447
     Allowance for loan losses                                               -                  -              29,553
     Certain intangible assets                                         (12,919)           (12,919)            (12,919)
     Disallowed servicing assets                                          (174)              (174)               (174)
                                                                      --------           --------            --------
     Regulatory capital at Waypoint Bank                              $403,436           $403,436            $432,989
                                                                      ========           ========            ========

VI. Results of Operations

COMPARISON FOR THE THREE-MONTH PERIODS ENDED JUNE 30, 2004 AND JUNE 30, 2003

NET INCOME

Net income for the three months ended June 30, 2004 was $10.0 million or $.30 per share as compared to $11.4 million or $.34 per share for the three months ended June 30, 2003. The calculation of earnings per share is presented in Note
(4) of the accompanying Notes to Consolidated Financial Statements. The following paragraphs include a discussion of the components of net income.

NET INTEREST INCOME

Waypoint Financial's principle source of revenue is net interest income, which represents the difference between interest income generated by earning assets such as loans and marketable securities and interest expense on interest-bearing liabilities such as deposits and borrowings. Net interest income can be significantly impacted by movements in market interest rates.

Net interest income after provision for loan losses totaled $25.8 million for the current quarter as compared to $28.4 million recorded during the quarter ended June 30, 2003. The decrease in net interest income from the comparable prior period came primarily from the cumulative effects of record high prepayments during 2003 and in the first six months of 2004 on mortgage loans and mortgage-backed securities. In the current environment, yields on new loan and security assets acquired into portfolio are at lower rates relative to assets being replaced. This trend is exacerbated by aggressive pricing by key competitors in Waypoint's market for both loans and deposits, which results in spread compression. These impacts, which were partially reduced by favorable mix improvements in the loan and deposit portfolios, resulted in the net interest margin ratio (tax-equivalent) decreasing to 2.22% for the current quarter from 2.44% for the quarter ended June 30, 2003.

Table 1 presents, on a tax-equivalent basis, Waypoint Financial's average asset and liability balances, interest rates, interest income and interest expense for each of the three-month and six-month periods ended June 30, 2004 and June 30, 2003. Table 2 presents a rate-volume analysis of changes in net interest income on a tax-equivalent basis for the three and six-month periods ended June 30, 2004 and June 30, 2003.

Pursuant to management's evaluation of the adequacy of Waypoint's allowance for loan losses, the provision for loan losses totaled $.9 million for the current quarter versus $2.1 million for the quarter ended June 30, 2003. Waypoint Financial's provision expense and allowance for loan losses are discussed in further detail in the Asset Quality section of this report.

TABLE 1a AVERAGE BALANCE SHEETS, RATES AND INTEREST INCOME AND EXPENSE SUMMARY (THREE-MONTH PERIODS)

                                                                                For the three months ended,
                                                        ----------------------------------------------------------------------------
                                                                   June 30, 2004                           June 30, 2003
                                                 Rate   ------------------------------------    ------------------------------------
                                                as of                               Average                                 Average
                                               June 30,   Average                    Yield/       Average                    Yield/
                                                 2004     Balance    Interest (2)      Cost       Balance    Interest (2)    Cost
                                               -------- -----------  ------------  ---------    -----------  ------------   -------
                                                                    (All dollar amounts are in thousands)
Assets:
Interest-earning assets:
  Loans, net (1) (5)                             5.60%  $ 2,480,290    $ 34,122         5.48%   $ 2,420,366    $ 37,383       6.17%
  Marketable securities                          4.00     2,443,617      25,097         4.13      2,720,763      27,794       4.17
  Other interest-earning assets                  0.94        71,898         160         0.98         66,404         151       1.05
                                                 ----   -----------    --------        -----    -----------    --------      -----
Total interest-earning assets                    4.76     4,995,805      59,379         4.75      5,207,533      65,328       5.06
                                                 ----                  --------        -----                   --------      -----
Noninterest-earning assets                                  411,252                                 233,851
                                                        -----------                             -----------
Total assets                                            $ 5,407,057                             $ 5,441,384
                                                        ===========                             ===========
Liabilities and stockholders' equity:
Interest-bearing liabilities:
  Savings deposits                               0.22   $   244,070         131         0.21    $   262,658         314       0.48
  Time deposits                                  2.78     1,354,165       9,247         2.89      1,392,343      11,686       3.37
  Transaction and money market deposits          1.05     1,124,042       2,703         0.97        836,419       1,456       0.70
  Escrow                                         0.76         3,135           6         0.79          4,400           9       0.86
  Borrowed funds                                 3.66     2,231,662      19,839         3.49      2,469,623      20,669       3.32
                                                 ----   -----------    --------        -----    -----------    --------      -----
Total interest-bearing liabilities               2.63     4,957,074      31,926         2.56      4,965,443      34,134       2.74
                                                 ----                  --------        -----                   --------      -----
Noninterest-bearing liabilities                              45,902                                  53,867
                                                        -----------                             -----------
Total liabilities                                         5,002,976                               5,019,310
Stockholders' equity                                        404,081                                 422,074
                                                        -----------                             -----------
Total liabilities and
  stockholders' equity                                  $ 5,407,057                             $ 5,441,384
                                                        ===========                             ===========

Net interest income, tax-equivalent                                      27,453                                  31,194
Interest rate spread, tax-equivalent (3)         2.13%                                  2.19%                                 2.32%
                                                 ====                                  =====                                  ====
Net interest-earning assets                             $    38,731                             $   242,090
                                                        ===========                             ===========
Net interest margin, tax-equivalent (4)                                                 2.22%                                 2.44%
                                                                                       =====                                  ====
Ratio of interest-earning assets
  to interest-bearing liabilities                              1.01x                                   1.05x
                                                        ===========                             ===========

Adjustment to reconcile tax-equivalent
   net interest income to net interest income                              (743)                                   (778)
                                                                       --------                                --------
Net interest income before
   provision for loan losses                                           $ 26,710                                $ 30,416
                                                                       --------                                --------

(1) Includes net income recognized on deferred loan fees and costs of $151,000 for the three months ended June 30, 2004, and $726,000 for the three months ended June 30, 2003.

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

TABLE 1b AVERAGE BALANCE SHEETS, RATES AND INTEREST INCOME AND EXPENSE SUMMARY (SIX-MONTH PERIODS)

                                                                                   For the six months ended,
                                                        ----------------------------------------------------------------------------
                                                                    June 30, 2004                           June 30, 2003
                                                        ------------------------------------    ------------------------------------
                                                                                    Average                                 Average
                                                          Average                    Yield/       Average                    Yield/
                                                          Balance    Interest (2)     Cost        Balance    Interest (2)     Cost
                                                        -----------  ------------  ---------    -----------  ------------   -------
                                                                            (All dollar amounts are in thousands)
Assets:
Interest-earning assets:
  Loans, net (1) (5)                                    $ 2,462,645    $ 68,133         5.51%   $ 2,391,181    $ 74,944       6.28%
  Marketable securities                                   2,481,736      50,756         4.12      2,719,810      56,676       4.25
  Other interest-earning assets                              55,594         237         0.91         65,286         314       1.12
                                                        -----------    --------        -----    -----------    --------      -----
Total interest-earning assets                             4,999,975     119,126         4.77      5,176,277     131,934       5.15
                                                                       --------        -----                   --------      -----
Noninterest-earning assets                                  359,518                                 220,886
                                                        -----------                             -----------
Total assets                                            $ 5,359,493                             $ 5,397,163
                                                        ===========                             ===========
Liabilities and stockholders' equity:
Interest-bearing liabilities:
  Savings deposits                                      $   246,166         258         0.21    $   260,043         628       0.49
  Time deposits                                           1,372,175      19,252         2.81      1,395,538      24,706       3.57
  Transaction and money market deposits                   1,087,852       4,725         0.87        801,614       2,597       0.65
  Escrow                                                      3,022          11         0.75          4,135          18       0.88
  Borrowed funds                                          2,197,973      39,372         3.52      2,453,724      41,522       3.37
                                                        -----------    --------        -----    -----------    --------      -----
Total interest-bearing liabilities                        4,907,188      63,618         2.58      4,915,054      69,471       2.83
                                                                       --------        -----                   --------      -----
Noninterest-bearing liabilities                              47,392                                  53,226
                                                        -----------                             -----------
Total liabilities                                         4,954,580                               4,968,280
Stockholders' equity                                        404,913                                 428,883
                                                        -----------                             -----------
Total liabilities and
  stockholders' equity                                  $ 5,359,493                             $ 5,397,163
                                                        ===========                             ===========

Net interest income, tax-equivalent                                      55,508                                  62,463
Interest rate spread, tax-equivalent (3)                                                2.19%                                 2.32%
                                                                                       =====                                 =====
Net interest-earning assets                               $  92,787                             $   261,223
                                                        ===========                             ===========
Net interest margin, tax-equivalent (4)                                                 2.25%                                 2.45%
                                                                                       =====                                 =====
Ratio of interest-earning assets
  to interest-bearing liabilities                              1.02x                                   1.05x
                                                        ===========                             ===========

Adjustment to reconcile tax-equivalent
                                                                         (1,480)                                 (1,575)
                                                                       --------                                --------
Net interest income before
   provision for loan losses                                           $ 54,028                                $ 60,888
                                                                       --------                                --------

(1) Includes net income recognized on deferred loan fees and costs of $326,000 for the six months ended June 30, 2004, and $1,359,000 for the six months ended June 30, 2003.

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

TABLE 2 RATE/VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                        Three Months Ended June 30, 2004     Six Months Ended June 30, 2004
                                                   Compared to                         Compared to
                                        Three Months Ended June 30, 2003     Six Months Ended June 30, 2003
                                               Increase (Decrease)                 Increase (Decrease)
                                        --------------------------------    --------------------------------
                                        Volume       Rate         Net        Volume       Rate         Net
                                        -------    --------    ---------    --------    --------    --------
                                                           (Dollar amounts in thousands)
Interest-earning assets:
  Loans, net                            $ 2,424    $ (5,685)   $  (3,261)   $  2,199    $ (9,010)   $ (6,811)
  Marketable securities                  (3,049)        352       (2,697)     (4,887)     (1,033)     (5,920)
  Other interest-earning assets              18          (9)           9         (44)        (33)        (77)
                                        -------    --------    ---------    --------    --------    --------
  Total interest-earning assets            (607)     (5,342)      (5,949)     (2,732)    (10,076)    (12,808)
                                        -------    --------    ---------    --------    --------    --------
Interest-bearing liabilities:
  Savings deposits                          (20)       (163)        (183)        (32)       (338)       (370)
  Time deposits                            (311)     (2,128)      (2,439)       (410)     (5,044)     (5,454)
  Transaction and money market
   deposits                                 599         648        1,247       1,092       1,036       2,128
  Escrow                                     (2)         (1)          (3)         (4)         (3)         (7)
  Borrowed funds                         (3,645)      2,815         (830)     (4,502)      2,352      (2,150)
                                        -------    --------    ---------    --------    --------    --------
  Total interest-bearing liabilities     (3,379)      1,171       (2,208)     (3,856)     (1,997)     (5,853)
                                        -------    --------    ---------    --------    --------    --------
Change in net interest income           $ 2,772    $ (6,513)   $  (3,741)   $  1,124    $ (8,079)   $ (6,955)
                                        =======    ========    =========    ========    ========    ========

NONINTEREST INCOME

The table below presents a comparison of noninterest income for the three-month and six-month periods ended June 30, 2004 and 2003.

TABLE 3 CHANGES IN NONINTEREST INCOME

                                             Three months ended June 30
                                         ----------------------------------
                                           2004      2003    Change     %
                                         --------  --------  -------  -----
                                           (Dollar amounts in thousands)
Banking services and account fees        $  5,444  $  3,924  $ 1,520   38.7%
Financial services fees                     2,284     2,348      (64)  (2.7)
Residential mortgage banking                1,057     1,297     (240) (18.5)
Bank-owned life insurance                   1,027     1,142     (115) (10.1)
Gain on securities and derivatives, net     1,283     3,717   (2,434) (65.5)
Other                                        (217)   (1,601)   1,384   86.4
                                         --------  --------  -------  -----
Total                                    $ 10,878  $ 10,827  $    51    0.5%
                                         ========  ========  =======  =====

                                             Six months ended June 30
                                         ----------------------------------
                                           2004      2003    Change     %
                                         --------  --------  -------  -----
                                           (Dollar amounts in thousands)
Banking services and account fees        $  9,798  $  7,313  $ 2,485   34.0%
Financial services fees                     4,696     4,393      303    6.9
Residential mortgage banking                1,571     2,600   (1,029) (39.6)
Bank-owned life insurance                   2,063     2,288     (225)  (9.8)
Gain on securities and derivatives, net     6,689     5,590    1,099   19.7
Other                                        (212)   (1,928)   1,716   89.0
                                         --------  --------  -------  -----
Total                                    $ 24,605  $ 20,256  $ 4,349   21.5%
                                         ========  ========  =======  =====

Noninterest income was $10.9 million for the quarter ended June 30, 2004 as compared to $10.8 million for the quarter ended June 30, 2003, with notable changes between these periods as follows:

      - Banking services and account fees totaled $5.4 million, up $1.5 million primarily due to increased overdraft fees, service charges, and commercial fees. These trends reflect increased account and transaction volumes, pricing increases, and increased service offerings.

      - Financial services fees totaled $2.3 million for both periods. Waypoint Benefits Consulting, acquired on April 1, 2003, was reflected in both periods and contributed an increase of $.2 million. This increase was offset by a $.2 million decrease in title insurance income resulting from decreased refinancing activity in the mortgage banking market.

      - Residential mortgage banking income totaled $1.1 million, down $.2 million from the prior period. Within this category, net gains on the sale of loans decreased $.9 million and loan servicing activities including valuation adjustments resulted in a net revenue increase of $.7 million. The loan sale results reflect both a sales volume decrease and a decrease in the average gain per dollar of loan principal sold. Sales volume was reduced as mortgage rates increased during the quarter and gains were reduced as lower market volume increased competitive pricing pressures.

      - Gains on securities decreased $2.4 million in the current quarter, primarily due to decreased sales of marketable securities. This income category also includes gains and losses in the valuation of an interest rate cap that does not receive hedge accounting treatment. This valuation resulted in a gain of $1.1 million during the current quarter and a loss of $1.1 million during the comparable prior quarter.

      - Other income resulted in a net loss of $.2 million during the current quarter, but this was an improvement of $1.4 million on a comparative basis. This change resulted primarily from Waypoint's investment in certain Small Business Investment Corporation (SBIC) partnerships, which contributed breakeven results for the current period versus a net loss of $1.5 million for the comparable prior period.

NONINTEREST EXPENSE

The following table presents a comparison of noninterest expense for the three-month and six-month periods ended June 30, 2004 and 2003.

TABLE 4 CHANGES IN NONINTEREST EXPENSE

                                         Three months ended June 30
                                    ------------------------------------
                                      2004       2003     Change     %
                                    --------   --------   ------   -----
                                       (Dollar amounts in thousands)
Salaries and benefits               $ 12,250   $ 11,803  $   447     3.8%
Equipment expense                      1,741      1,849     (108)   (5.8)
Occupancy expense                      1,870      1,829       41     2.2
Marketing                              1,379      1,215      164    13.5
Amortization of intangible assets        189        192       (3)   (1.6)
Outside services                       1,303      1,312       (9)   (0.7)
Communications and supplies            1,335      1,296       39     3.0
Borrowing prepayment penalties             -          -        -       -
Acquisition expense                      194          -      194       -
Other                                  2,138      3,276   (1,138)  (34.7)
                                    --------   --------  -------   -----
Total                               $ 22,399   $ 22,772  $  (373)   (1.6)%
                                    ========   ========  =======   =====

                                          Six months ended June 30
                                    ------------------------------------
                                      2004       2003     Change     %
                                    --------   --------   ------   -----
                                        (Dollar amounts in thousands)
Salaries and benefits               $ 25,454   $ 23,235   $2,219     9.6%
Equipment expense                      3,557      3,620      (63)   (1.7)
Occupancy expense                      3,891      3,751      140     3.7
Marketing                              2,309      2,306        3     0.1
Amortization of intangible assets        389        312       77    24.7
Outside services                       2,723      2,579      144     5.6
Communications and supplies            2,615      2,622       (7)   (0.3)
Borrowing prepayment penalties         4,704          -    4,704       -
Acquisition expense                    3,159          -    3,159       -
Other                                  4,529      6,229   (1,700)  (27.3)
                                    --------   --------   ------   -----
Total                               $ 53,330   $ 44,654   $8,676    19.4%
                                    ========   ========   ======   =====

Noninterest expense was $22.4 million for the quarter ended June 30, 2004 versus $22.8 million for the quarter ended June 30, 2003, with notable changes between these periods as follows:

      - Salaries and benefits expense totaled $12.2 million, up $.4 million. Increases from expansion in the retail banking franchise and increased investment in sales and marketing personnel were partially offset by attrition in non-essential operational positions in advance of the Sovereign integration of Waypoint.

      - Marketing expenses increased $.2 million on increased product advertising.

      - Expenses associated with the Sovereign acquisition totaled $.2 million, with no corresponding expenses in the comparable prior quarter.

      - Other expenses decreased $1.2 million, which included a $.7 million decrease in loan servicing and other non-deferrable loan costs. The remaining decrease of $.5 million was spread over other expense categories, which are generally being managed downward in advance of the integration with Sovereign.

PROVISION FOR INCOME TAXES

Income tax expense for the current quarter totaled $4.3 million, resulting in an effective tax rate of 30.3% on income before taxes of $14.3 million. For the quarter ended June 30, 2003, income taxes were $5.0 million, resulting in an effective tax rate of 30.4% on income before taxes of $16.4 million.

COMPARISON FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2004 AND JUNE 30, 2003

NET INCOME

Net income for the six months ended June 30, 2004 was $15.2 million or $.46 per share as compared to $22.7 million or $.66 per share for the six months ended June 30, 2003. The calculation of earnings per share is presented in Note (4) of the accompanying Notes to Consolidated Financial Statements. The following paragraphs include a discussion of the components of net income.

NET INTEREST INCOME

Net interest income after provision for loan losses totaled $51.2 million for the six months ended June 30, 2004, which represents a decrease of $5.2 million from $56.4 million for the six months ended June 30, 2003. The decrease in net interest income came primarily from the cumulative effects of record high prepayments during 2003 and in the first six months of 2004 on mortgage loans and mortgage-backed securities. In the current environment, yields on new loan and security assets acquired into portfolio are at lower rates relative to assets being replaced. This trend is exacerbated by aggressive pricing by key competitors in Waypoint's market for both loans and deposits, which results in spread compression. These impacts, which were partially reduced by favorable mix improvements in the loan and deposit portfolios, resulted in the net interest margin ratio (tax-equivalent) decreasing to 2.25% for the six months ended June 30, 2004 from 2.45% for the six months ended June 30, 2003.

Pursuant to management's evaluation of the adequacy of Waypoint's allowance for loan losses, the provision for loan losses decreased to $2.8 million for the six months ended June 30, 2004 from $4.5 million for the comparable prior period. Waypoint Financial's provision expense and allowance for loan losses are discussed in further detail in the Asset Quality section of this report.

NONINTEREST INCOME

Noninterest income was $24.6 million for the six months ended June 30, 2004, up $4.3 million or 21.5% from $20.3 million for the comparable prior period. Notable changes in the six months ended June 30, 2004 versus the six months ended June 30, 2003 included:

      - Banking services and account fees totaled $9.8 million, up $2.5 million on increased overdraft and NSF fees, ATM and debit card fees and commercial credit and other fees.

      - Financial services fees totaled $4.7 million, up $.3 million. Within this category, insurance fees from Waypoint Benefits Consulting which was acquired April 1, 2003 increased $1.0 million. Partially offsetting this increase was a $.7 million decrease in title insurance fees due to the slowdown in mortgage banking activity during 2004.

      - Residential mortgage banking income totaled $1.6 million, down $1.0 million. Within this category, net gains on the sale of loans decreased $2.1 million as refinancing activity slowed significantly during the current period due to rising mortgage interest rates. The decrease in net selling gains was partially offset by a $1.1 million improvement in loan servicing income, which was enhanced by an improvement of $.3 million in the valuation of loan servicing rights.

      - Gains on securities and derivatives were $6.7 million in the period, up $1.1 million. Waypoint Financial recognized a $.4 million loss in the current period and a $1.1 million loss in the comparable prior period on the fair value of an interest rate cap that was acquired to manage interest rate risk associated with the valuation of marketable securities.

      - Other income resulted in a net loss of $.2 million during the current period, but this was an improvement of $1.7 million on a comparative basis. This change resulted primarily from Waypoint's investment in certain SBIC partnerships, which contributed breakeven results for the current period versus a net loss of $1.5 million for the comparable prior period.

NONINTEREST EXPENSE

Noninterest expense was $53.3 million for the six months ended June 30, 2004, up $8.7 million from $44.7 million for the comparable prior period. Notable changes in the current period included:

      - Salaries and benefits expense totaled $25.5 million, up $2.2 million. The increase was due primarily to annual merit raises and staffing increases in the banking and financial services business lines.

      - Waypoint Financial incurred $4.7 million in borrowing prepayment expenses to restructure certain wholesale investment leverage positions during the current period with no corresponding expenses in the comparable prior period.

      - Acquisition expenses associated with the Sovereign acquisition of Waypoint Financial totaled $3.2 million during the current period with no corresponding expenses in the comparable prior period. The acquisition expenses of $3.2 million included $2.9 million in investment advisory fees and $.3 million in legal and other fees associated with the acquisition.

      - Other expenses decreased $1.7 million, which included a $1.2 million decrease in loan servicing and other non-deferrable loan costs. The remaining decrease of $.5 million was spread over other expense categories, which are generally being managed downward in advance of the integration with Sovereign.

PROVISION FOR INCOME TAXES

Income tax expense for the six months ended June 30, 2004 totaled $7.3 million, or an effective tax rate of 32.7% on income before taxes of $22.5 million. This compares to income taxes of $9.3 million and an effective tax rate of 29.0% on income before taxes of $32.0 million. The increase in the effective tax rate in the current period reflects the impact of approximately $3.0 million of acquisition expenses that are not deductible for income tax purposes.

VII. Financial Condition

MARKETABLE SECURITIES

Marketable securities including FHLB stock totaled $2.613 billion at June 30, 2004, which is comparable to the total of $2.588 billion at December 31, 2003. Note (5) of the Notes to Consolidated Financial Statements presents the composition of the marketable securities portfolio as of June 30, 2004 and December 31, 2003.

LOANS RECEIVABLE, NET

Waypoint Financial continued to increase the weighting of commercial and consumer loans in the loan portfolio during the six months ended June 30, 2004. Gross commercial loans increased $117.0 million or 10.7% and gross consumer and other loans increased $15.2 million or 1.6%. Waypoint Financial attributes the substantial growth in the commercial loan portfolio primarily to improved economic conditions and to continued effective sales and marketing efforts. Offsetting these increases, residential mortgage loans decreased $50.8 million or 13.6% as Waypoint Financial continued to sell substantially all residential mortgage originations and prepayments, which slowed relative to speeds experienced in 2003, still continued at a high level on mortgage loans held in portfolio. The composition of loans receivable, net is included in Note (6) of the accompanying Notes to Consolidated Financial Statements.

LOAN COMMITMENTS

Waypoint Financial issues loan commitments to prospective borrowers conditioned on the occurrence of certain events. Commitments are made in writing on specified terms and conditions and are generally honored for up to 60 days from approval. Waypoint Financial had loan commitments and unadvanced loans and lines of credit totaling $869.7 million at June 30, 2004 and $709.3 million at December 31, 2003. Discussion regarding the composition and funding of loan commitments is presented in Note (14) of the consolidated financial statements in the 2003 Annual Report on Form 10-K.

LOAN QUALITY

Waypoint Financial continued to maintain sound credit quality in the loan portfolio during the six months ended June 30, 2004. Management attributes this performance to consistently strong underwriting standards and credit and collections management. Waypoint Financial follows a comprehensive loan policy that details credit underwriting, credit management and loan loss provisioning techniques.

Non-performing loans totaled $18.8 million or 0.75% of total loans as of June 30, 2004 as compared to $18.2 million or 0.76% of total loans as of December 31, 2003. Waypoint Financial's allowance for loan losses was $29.6 million or 1.18% of total loans as of June 30, 2004 as compared to $28.4 million or 1.17% of total loans as of December 31, 2003. Net loan charge-offs as a percentage of average loans outstanding totaled 0.14% on an annualized basis for the six months ended June 30, 2004 as compared to 0.27% for the six months ended June 30, 2003.

NON-PERFORMING ASSETS

The following table sets forth information regarding non-accrual loans, loans delinquent 90 days or more and still accruing, and other non-performing assets as of the dates indicated:

                                                               As of              As of
                                                          June 30, 2004    December 31, 2003
                                                          -------------    -----------------
                                                                 (Amounts in thousands)
Non-accrual residential mortgage loans                    $         228    $             443
Non-accrual commercial loans                                      7,107                8,173
Non-accrual other loans                                             528                   90
                                                          -------------    -----------------
     Total non-accrual loans                                      7,863                8,706
Loans 90 days or more delinquent and still accruing              10,938                9,498
                                                          -------------    -----------------

     Total non-performing loans                                  18,801               18,204
Total foreclosed other assets                                       416                  313
Total foreclosed real estate                                        252                  472
                                                          -------------    -----------------
     Total non-performing assets                          $      19,469    $          18,989
                                                          =============    =================
     Total non-performing loans to total loans                     0.75%                0.76%
                                                          =============    =================
     Allowance for loan losses to non-performing loans           157.19%              156.18%
                                                          =============    =================
     Total non-performing assets to total assets                   0.36%                0.36%
                                                          =============    =================

ALLOWANCE FOR LOAN LOSSES

The following table summarizes the activity in Waypoint Financial's allowance for loan losses for the periods indicated:

                                             For the                          For the
                                       three months ended                six months ended
                                  June 30, 2004   June 30, 2003    June 30, 2004   June 30, 2003
                                  -----------------------------    -----------------------------
                                                      (Amounts in thousands)
Balance at beginning of period    $      29,295   $      27,898    $      28,431   $      27,506
Provision for loan losses                   902           2,064            2,803           4,485

Charge-offs:
   Residential mortgage loans              (131)            (99)            (189)           (319)
   Commercial loans                          (1)           (136)             (97)         (1,113)
   Consumer and other loans                (802)         (1,227)          (1,898)         (2,502)
                                  -------------   -------------    -------------   -------------
      Total charge-offs                    (934)         (1,462)          (2,184)         (3,934)
                                  -------------   -------------    -------------   -------------
Recoveries:
   Residential mortgage loans                35              68               35              81
   Commercial loans                          56              29              119             292
   Consumer and other loans                 199             221              349             388
                                  -------------   -------------    -------------   -------------
      Total recoveries                      290             318              503             761
                                  -------------   -------------    -------------   -------------
            Net charge-offs                (644)         (1,144)          (1,681)         (3,173)
                                  -------------   -------------    -------------   -------------
Balance at end of period          $      29,553   $      28,818    $      29,553   $      28,818
                                  =============   =============    =============   =============
Annualized net charge-offs
   to average loans outstanding            0.10%           0.19%            0.14%           0.27%
                                  =============   =============    =============   =============
Allowance for loan losses as
   a percentage of total loans             1.18%           1.20%            1.18%           1.20%
                                  =============   =============    =============   =============

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

The following table sets forth the composition of the allowance for loan losses as of the dates indicated:

                              As of June 30, 2004     As of December 31, 2003
                              -------------------     -----------------------
                                     (Dollar amounts in thousands)
                                         %of Total                 %of Total
                               Amount     Reserves      Amount      Reserves
                              --------    --------     --------     --------
Residential mortgage loans    $    882        2.98%    $  1,099         3.86%
Commercial loans                22,985       77.78       20,455        71.95
Consumer and other loans         5,686       19.24        6,877        24.19
                              --------      ------     --------       ------
     Total                    $ 29,553      100.00%    $ 28,431       100.00%
                              ========      ======     ========       ======

DEPOSITS

During the six months ended June 30, 2004, deposits increased $79.1 million to $2.800 billion from $2.721 billion at December 31, 2003. Within the deposit portfolio, Waypoint Financial experienced substantial growth in its lower-cost transaction deposits, which increased $271.4 million or 48.4%. This growth in transaction deposit balances resulted from a combination of pricing incentives and increased marketing and sales emphasis on this deposit product line. Partially offsetting this growth was a combined decrease of $192.3 million in money market, savings, and time deposits. The composition of the deposit portfolio is included in Note (7) of the accompanying Notes to Consolidated Financial Statements.

OTHER BORROWINGS

Other borrowings increased to $2.144 billion as of June 30, 2004, which is comparable to the total of $2.111 billion as of December 31, 2003. The composition of the borrowing portfolio is included in Note (8) of the accompanying Notes to Consolidated Financial Statements.

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

There were no changes in Waypoint Financial's internal controls over financial reporting that occurred during the fiscal quarter ending June 30, 2004 that have materially affected, or are reasonably likely to materially affect, Waypoint Financial's internal controls over financial reporting.

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

                  (b)      Reports on Form 8-K

                           1. Incorporated by reference, the Company's Report on Form 8-K/A dated July 26, 2004, reported second quarter financial results and the declaration of a regular quarterly cash dividend.

                           2. Incorporated by reference, the Company's Report on Form 8-K dated July 29, 2004, reported the promotion of Andrew S. Samuel to the position of President and Chief Operating Officer of its subsidiary Waypoint Bank.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            WAYPOINT FINANCIAL CORP.
                                  (Registrant)

                     By      /s/ David E. Zuern
                             ----------------------
                                 David E. Zuern
                                  President and
                             Chief Executive Officer

                     By      /s/ James H. Moss
                             ----------------------
                                 James H. Moss,
                         Senior Executive Vice President
                           and Chief Financial Officer

Dated: August 6, 2004