Form 10-K/A
period 2003-12-31
WAYPOINT FINANCIAL CORP
filed 2004-08-19
CIK 1034650

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------
                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

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

                                  ------------

     Indicate by checkmark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days.
YES [X] NO [_]

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

                       DOCUMENTS INCORPORATED BY REFERENCE

     1. Sections of the Proxy Statement for the 2004 Annual Meeting of Stockholders (Part III).

===============================================================================

Explanatory Note


Waypoint Financial Corp. (the "Company"), hereby amends Part II, Item 8 of its Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 12, 2004 (the "Original Form 10-K"). The Company is filing this Amendment No. 1 on Form 10-K/A (this "Amendment No. 1") solely to add the conformed signature of its independent auditors, KPMG, LLP, to the Independent Auditors Report (the "Report") relating to the financial statements included in Item 8 of Part II of the Original Form 10-K. The conformed signature of KPMG, LLP was inadvertently omitted from the electronic version of the Original Form 10-K, although the Company had a manually signed copy of the Report when the Original Form 10-K was filed. In accordance with the rules of the Securities and Exchange Commission, updated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 have been added as Exhibits 31.1 and 31.2 and updated certifications pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 have been added as Exhibits 32.1 and 32.2 to this Amendment No. 1. No other modifications or changes have been made to the Original Form 10-K or the Company's financial statements included therein.

This amendment does not reflect the effect of any events subsequent to the original filing of the Form 10-K for the year ended December 31, 2003, except for the inclusion of the aforementioned conformed signature.

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


                                                       /s/ KPMG LLP



Harrisburg, Pennsylvania
March 9, 2004

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               Waypoint Financial Corp.

Date: August 19, 2004                          By:  /s/  DAVID E. ZUERN
                                                  ----------------------------
                                                  David E. Zuern
                                                  President and Chief
                                                  Executive Officer