Form 10-Q
period 2004-09-30
WAYPOINT FINANCIAL CORP
filed 2004-11-08
CIK 1034650

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2004

      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to______________________

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

      Indicate the number of shares outstanding of each of the Bank's classes of common stock, as of the latest practicable date. 33,489,529 shares of stock, par value of $.01 per share, outstanding at October 18, 2004.

                                    CONTENTS

Part I. Financial Information
 Item 1.   Financial Statements (Unaudited)
  Consolidated Statements of Financial Condition ................................................................        4
  Consolidated Statements of Income .............................................................................        5
  Consolidated Statements of Shareholders' Equity ...............................................................        6
  Consolidated Statements of Cash Flows .........................................................................      7-8
  Notes to Consolidated Financial Statements ....................................................................     9-17

 Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations
  I.      Forward-Looking Statements ............................................................................       18
  II.     Critical Accounting Policies ..........................................................................       18
  III.    Market Risk and Interest Rate Sensitivity Management ..................................................       19
  IV.     Liquidity .............................................................................................    19-20
  V.      Capital Resources .....................................................................................       20
  VI.     Results of Operations
           Comparison for the Three-Month Periods Ended September 30, 2004 and September, 2003
            Net Income ..........................................................................................       21
            Net Interest Income .................................................................................    21-24
            Noninterest Income ..................................................................................    24-25
            Noninterest Expense .................................................................................    25-26
            Provision for Income Taxes ..........................................................................       26
           Comparison for the Nine-Month Periods Ended September 30, 2004 and September 30, 2003
            Net Income ..........................................................................................       26
            Net Interest Income .................................................................................       26
            Noninterest Income ..................................................................................       27
            Noninterest Expense .................................................................................       27
            Provision for Income Taxes ..........................................................................       28
  VII.    Financial Condition
            Marketable Securities ...............................................................................       28
            Loans Receivable, Net ...............................................................................       28
            Loan Commitments ....................................................................................       28
            Loan Quality ........................................................................................       28
            Non-Performing Assets ...............................................................................       29
            Allowance for Loan Losses ...........................................................................       29
            Allocation of the Allowance for Loan Losses .........................................................       30
            Deposits ............................................................................................       30
            Other Borrowings ....................................................................................       30

 Item 3.   Quantitative and Qualitative Disclosures about Market Risk ...........................................       30

 Item 4.   Controls and Procedures ..............................................................................       30

Part II. Other Information ......................................................................................       31
 Item 1.     Legal Proceedings
 Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
 Item 3.     Defaults Upon Senior Securities
 Item 4.     Submission of Matters to a Vote of Security Holders
 Item 5.     Other Information
 Item 6.     Exhibits and Reports on Form 8-K

Signatures ......................................................................................................       32

Exhibits - Certifications .......................................................................................    33-36

Part I.   Financial Information.

Part 1, Item 1    Financial Statements.

               (Balance of this page is intentionally left blank)

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition

                                                                         September 30,     December 31,
                                                                             2004             2003
                                                                         -------------     ------------
                                                                        (In thousands, except share data)
                                                                                   (Unaudited)
Assets
Cash and cash equivalents                                                 $    86,937      $   100,016
Marketable securities                                                       2,365,765        2,489,770
FHLB stock                                                                     94,060           97,982
Loans receivable, net                                                       2,559,827        2,397,640
Loans held for sale, net                                                       15,832           17,011
Loan servicing rights                                                           2,322            2,528
Investment in real estate and other joint ventures                             21,833           20,773
Premises and equipment, net of accumulated
   depreciation of $42,762 and $45,261                                         47,595           49,789
Accrued interest receivable                                                    24,296           23,597
Goodwill                                                                       18,332           17,881
Intangible assets                                                               2,605            2,881
Deferred tax asset, net                                                         7,752            9,059
Bank-owned life insurance                                                      95,616           92,522
Other assets                                                                    9,215            8,453
                                                                          -----------      -----------
   Total assets                                                           $ 5,351,987      $ 5,329,902
                                                                          ===========      ===========
Liabilities and Stockholders' Equity
Deposits                                                                  $ 2,874,356      $ 2,720,915
Other borrowings                                                            1,952,471        2,110,681
Escrow                                                                            819            2,568
Accrued interest payable                                                        9,062           10,009
Postretirement benefit obligation                                               2,272            2,248
Income taxes payable                                                            2,153            2,586
Trust preferred debentures                                                     46,392           46,392
Other liabilities                                                              41,407           32,270
                                                                          -----------      -----------
   Total liabilities                                                        4,928,932        4,927,669
                                                                          -----------      -----------
Preferred stock, 10,000,000 shares authorized but unissued
Common stock, $ .01 par value, authorized 100,000,000 shares,
   43,042,917 shares issued and 33,455,945 outstanding at September
   30, 2004, 43,031,041 shares issued
   and 33,247,630 shares outstanding at December 31, 2003                         429              425
Paid in capital                                                               357,449          353,530
Retained earnings                                                             253,735          241,668
Accumulated other comprehensive loss                                           (4,351)          (8,502)
Employee stock ownership plan                                                 (13,391)         (13,423)
Recognition and retention plans                                                (4,206)          (4,206)
Paid in capital from obligations under Rabbi Trust, 546,572 shares at
   September 30, 2004 and 495,826 shares at December 31, 2003                   9,326            8,457
Treasury stock shares held in Rabbi Trust at cost, 546,572 shares at
   September 30, 2004 and 563,162 shares at December 31, 2003                  (9,326)          (9,240)
Treasury stock, 9,586,972 shares at September 30, 2004
   and 9,716,075 shares at December 31, 2003                                 (166,610)        (166,476)
                                                                          -----------      -----------
    Total stockholders' equity                                                423,055          402,233
                                                                          -----------      -----------
    Total liabilities and stockholders' equity                            $ 5,351,987      $ 5,329,902
                                                                          ===========      ===========

See accompanying notes to consolidated financial statements.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                        Consolidated Statements of Income

                                                                       Three Months Ended                   Nine Months Ended
                                                                          September 30,                       September 30,
                                                                   --------------------------          --------------------------
                                                                     2004              2003              2004             2003
                                                                   --------          --------          --------         ---------
                                                                                  (In thousands, except share data)
                                                                                             (Unaudited)
Interest Income:
  Loans                                                            $ 35,718          $ 36,447          $103,457         $ 111,039
  Marketable securities and interest-earning cash                    26,080            24,430            75,987            80,197
                                                                   --------          --------          --------         ---------
       Total interest income                                         61,798            60,877           179,444           191,236
                                                                   --------          --------          --------         ---------
Interest Expense:
  Deposits and escrow                                                13,571            13,272            37,817            41,221
  Borrowed funds                                                     20,702            20,217            60,074            61,739
                                                                   --------          --------          --------         ---------
       Total interest expense                                        34,273            33,489            97,891           102,960
                                                                   --------          --------          --------         ---------
       Net interest income                                           27,525            27,388            81,553            88,276
Provision for loan losses                                             1,113             2,014             3,916             6,499
                                                                   --------          --------          --------         ---------
       Net interest income after provision for loan losses           26,412            25,374            77,637            81,777
                                                                   --------          --------          --------         ---------
Noninterest Income:
  Banking service and account fees                                    5,393             4,307            15,191            11,620
  Financial services fees                                             3,145             2,795             7,841             7,188
  Residential mortgage banking                                          161             3,031             1,732             5,631
  Bank-owned life insurance                                           1,031             1,081             3,094             3,369
  (Loss) gain on securities and derivatives, net                     (1,061)              881             5,628             6,471
  Other                                                                 751              (600)              539            (2,528)
                                                                   --------          --------          --------         ---------
      Total noninterest income                                        9,420            11,495            34,025            31,751
                                                                   --------          --------          --------         ---------
Noninterest Expense:
  Salaries and benefits                                              12,561            12,515            38,015            35,751
  Equipment expense                                                   1,704             1,813             5,261             5,433
  Occupancy expense                                                   1,902             1,756             5,793             5,507
  Marketing                                                           1,365             1,374             3,674             3,680
  Amortization of intangible assets                                     190               207               579               518
  Outside services                                                    1,205             1,274             3,928             3,853
  Communications and supplies                                         1,207             1,230             3,822             3,852
  Borrowing prepayment penalties                                          -                 -             4,704                 -
  Acquisition expense                                                   176                 -             3,335                 -
  Other                                                               2,306             2,894             6,835             9,123
                                                                   --------          --------          --------         ---------
     Total noninterest expense                                       22,616            23,063            75,946            67,717
                                                                   --------          --------          --------         ---------
  Income before income taxes                                         13,216            13,806            35,716            45,811
  Income tax expense                                                  2,867             3,946            10,216            13,219
                                                                   --------          --------          --------         ---------
      Net income                                                   $ 10,349          $  9,860          $ 25,500         $  32,592
                                                                   ========          ========          ========         =========
  Basic earnings per share                                         $   0.32          $   0.31          $   0.80         $    0.99
                                                                   ========          ========          ========         =========
  Diluted earnings per share                                       $   0.31          $   0.30          $   0.77         $    0.96
                                                                   ========          ========          ========         =========

See accompanying notes to consolidated financial statements.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity

                                                                                                  EMPLOYEE        RECOGNITION
                                                                                   ACCUMULATED      STOCK             AND
                                            COMMON        PAID IN      RETAINED   COMPREHENSIVE   OWNERSHIP        RETENTION
                                            STOCK         CAPITAL      EARNINGS   INCOME (LOSS)     PLAN           PLAN (RRP)
                                           --------      ---------     ---------  -------------   ---------       -----------
                                                                                                (IN THOUSANDS, EXCEPT SHARE DATA)
                                                                                                         (UNAUDITED)
Balance at December 31, 2002               $    404      $ 315,636     $ 245,388    $  11,710     $ (14,460)       $   (6,977)

 Net income                                                               32,592
 Dividends paid at $.33 per share                                        (10,820)
 Exercised stock options (514,748 shares)         5          4,998
 5% Common stock dividend (2,027,332
    shares at fair value)                        16         30,466       (30,517)
 Unrealized losses on securities, net of
    income tax of $(7,760)                                                            (11,795)

 Comprehensive income

 Earned portion of RRP                                                                                                    254
 Tax benefit on exercised options                            1,258
 Treasury stock purchased (3,348,398
    shares)
 Dividend reinvestment plan, net                              (309)
                                           --------      ---------     ---------    ---------     ---------        ---------
 Balance at September 30, 2003             $    425      $ 352,049     $ 236,643    $     (85)    $ (14,460)       $  (6,723)
                                           ========      =========     =========    =========     =========        =========

Balance at December 31, 2003               $    425      $ 353,530     $ 241,668    $  (8,502)    $ (13,423)       $  (4,206)

 Net income                                                               25,500
 Dividends paid at $.42 per share                                        (13,433)
 Exercised stock options (208,315 shares)         4          3,181
 Unrealized gains on securities, net of
    income tax of $2,642                                                                4,151
 Comprehensive income
 ESOP stock committed for release                                                                        32
 Tax benefit on exercised options                            1,552
 Treasury stock adjustment
 Dividend reinvestment plan, net                              (378)
 Reclassification for obligations under
   Rabbi Trust                                                (436)
                                           --------      ---------     ---------    ---------     ---------        ---------
 Balance at September 30, 2004             $    429      $ 357,449     $ 253,735   $   (4,351)    $ (13,391)       $  (4,206)
                                           ========      =========     =========    =========     =========        =========

                                               PAID IN
                                               CAPITAL
                                                 FROM        TREASURY
                                             OBLIGATIONS      STOCK
                                                 UNDER       PURCHASED
                                                 RABBI       IN RABBI      TREASURY                     COMPREHENSIVE
                                                 TRUST        TRUST         STOCK             TOTAL         INCOME
                                             -----------     ---------     ---------       -----------  -------------
Balance at December 31, 2002                   $       -     $       -     $ (98,819)      $   452,882

 Net income                                                                                     32,592    $   32,592
 Dividends paid at $.33 per share                                                              (10,820)
 Exercised stock options (514,748 shares)                                                        5,003
 5% Common stock dividend (2,027,332
    shares at fair value)                                                                          (35)
 Unrealized losses on securities, net of
    income tax of $(7,760)                                                                     (11,795)      (11,795)
                                                                                                          ----------
 Comprehensive income                                                                                     $   20,797
                                                                                                          ==========
 Earned portion of RRP                                                                             254
 Tax benefit on exercised options                                                                1,258
 Treasury stock purchased (3,348,398
    shares)                                                                  (55,320)          (55,320)
 Dividend reinvestment plan, net                                                                  (309)
                                               ---------     ---------     ---------       -----------
 Balance at September 30, 2003                 $       -     $       -     $(154,139)      $   413,710
                                               =========     =========     =========       ===========

Balance at December 31, 2003                   $   8,457     $  (9,240)    $(166,476)      $   402,233

 Net income                                                                                     25,500    $   25,500
 Dividends paid at $.42 per share                                                              (13,433)
 Exercised stock options (208,315 shares)                                                        3,185
 Unrealized gains on securities, net of
    income tax of $2,642                                                                         4,151         4,151
                                                                                                          ----------
 Comprehensive income                                                                                     $   29,651
                                                                                                          ==========
 ESOP stock committed for release                                                                   32
 Tax benefit on exercised options                                                                1,552
 Treasury stock adjustment                                                      (134)             (134)
 Dividend reinvestment plan, net                                                                  (378)
 Reclassification for obligations under
   Rabbi Trust                                       869           (86)                            347
                                               ---------     ---------     ---------       -----------
 Balance at September 30, 2004                 $   9,326     $  (9,326)    $(166,610)      $   423,055
                                               =========     =========     =========       ===========

See accompanying notes to consolidated financial statements.

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                                      For the Nine Months Ended
                                                                                            September 30,
                                                                                   --------------------------------
                                                                                      2004                  2003
                                                                                   -----------          -----------
                                                                                            (In thousands)
                                                                                             (Unaudited)
Cash flows from operating activities:
   Net income                                                                      $    25,500          $    32,592
   Adjustments to reconcile net income to net cash provided by operating activities:
        Provision for loan losses                                                        3,916                6,499
        Net depreciation, amortization and accretion                                     5,858                7,274
        Loans originated for sale                                                     (146,380)            (385,418)
        Proceeds from sales of loans originated for sale                               149,296              392,187
        Origination of loan servicing rights                                              (552)              (1,037)
        Net gain on sales of interest-earning assets                                    (9,370)             (13,600)
        Gain on the sale of foreclosed real estate                                        (251)                (157)
        Loss from joint ventures                                                            60                3,219
        (Increase) decrease in accrued interest receivable                                (645)               1,419
        (Decrease) increase in accrued interest payable                                   (947)               1,738
        Amortization of intangibles                                                        579                  518
        Earned ESOP expense                                                              2,170                2,177
        Earned RRP expense                                                               1,622                1,733
        (Gain) loss on the sale of premises and equipment                                   (9)                 345
        Benefit for deferred income taxes                                               (1,335)                 670
        (Decrease) increase in income taxes payable                                       (433)               3,870
        Other, net                                                                       9,568                3,903
                                                                                   -----------          -----------
            Net cash provided by operating activities                                   38,647               57,932
                                                                                   -----------          -----------
Cash flows from investing activities:
   Proceeds from maturities, sales, and principal reductions
      of marketable securities                                                       2,003,848            3,366,585
   Purchase of marketable securities                                                (1,865,515)          (3,243,947)
   Loan originations less principal payments on loans                                 (116,384)            (106,130)
   Acquisition of loans                                                                (53,042)                   -
   Investments in real estate held for investment and other joint ventures              (1,456)              (8,177)
   Proceeds on real estate and premises and equipment                                    1,616                1,904
   Purchases of premises and equipment, net                                             (2,260)              (4,763)
   (Payments for) net proceeds from acquired business                                     (422)              15,159
                                                                                   -----------          -----------
      Net cash (used in) provided by investing activities                              (33,615)              20,631

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (continued)

                                                                     For the Nine Months Ended
                                                                           September 30,
                                                                    ----------------------------
                                                                      2004                2003
                                                                    ---------          ---------
                                                                           (In thousands)
                                                                            (Unaudited)
Cash flows from financing activities:
   Net increase in deposits                                           148,323            140,683
   Proceeds from other borrowings                                      25,000            340,000
   Payments and maturities of other borrowings                       (365,025)          (528,401)
   Net increase in other short-term borrowings                        185,966             39,818
   Net decrease in escrow                                              (1,749)            (2,098)
   Net proceeds from issuance of Trust Preferred Securities                 -             14,719
   Cash dividends                                                     (13,433)           (10,820)
   Cash in lieu of stock dividend                                           -                (35)
   Dividend reinvestment plan                                            (378)              (309)
   Payments to acquire treasury stock                                       -            (55,320)
   Proceeds from the exercise of stock options                          3,185              5,003
                                                                    ---------          ---------
      Net cash used in financing activities                           (18,111)           (56,760)
                                                                    ---------          ---------

      Net (decrease) increase in cash and cash equivalents            (13,079)            21,803

Cash and cash equivalents at beginning of period                      100,016             96,088

                                                                    ---------          ---------
Cash and cash equivalents at end of period                          $  86,937          $ 117,891
                                                                    =========          =========

Supplemental disclosures:

Cash paid during the period for:
    Interest on deposits, advances and other borrowings
       (includes interest credited to deposit accounts)             $  98,839          $ 101,221
    Income taxes                                                       10,543              7,954

Cash received during the period for:
      Income taxes                                                         69                255

Non-cash investing activities:
      Transfers from loans to foreclosed real estate                      778              1,368
      Fair value of assets acquired (non-cash)                              -              6,000

See accompanying notes to financial statements.

                   WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
    (All dollar amounts presented in the tables are in thousands, except per share data)
                                  (Unaudited)

(1) Basis of Presentation and Accounting Policies

The Consolidated Financial Statements include the accounts of Waypoint Financial Corp. ("Waypoint Financial", "the Company", or "the Registrant") and its wholly-owned subsidiaries Waypoint Bank, Waypoint Financial Investment Corporation, Waypoint Service Corporation, Waypoint Brokerage Services, Inc., and Waypoint Insurance Group, Inc. Waypoint Bank is the sole owner of Waypoint Investment Corporation and C.B.L. Service Corporation. All significant intercompany transactions and balances are eliminated in consolidation.

The accompanying interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the results of interim periods, have been made. Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004 or any other interim period. It is suggested that these consolidated financial statements be read in conjunction with Waypoint Financial's 2003 Annual Report on Form 10-K.

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

                                                        For the three months              For the nine months
                                                         ended September 30               ended September 30
                                                      --------------------------       ----------------------------
                                                         2004             2003            2004              2003
                                                      -----------      ---------       ----------       -----------
Net Income
     As reported                                      $    10,349      $   9,860       $   25,500       $    32,592
     Deduct: Total stock-based employee
     compensation expense determined under
     fair value based method, net of related
      tax effects                                            (271)          (275)            (847)             (852)
                                                      -----------      ---------       ----------       -----------
     Pro forma                                        $    10,078      $   9,585       $   24,653       $    31,740
Basic earnings per share
     As reported                                      $      0.32      $    0.31       $     0.80       $      0.99
     Pro forma                                        $      0.32      $    0.30       $     0.78       $      0.97
Diluted earnings per share
     As reported                                      $      0.31      $    0.30       $     0.77       $      0.96
     Pro forma                                        $      0.30      $    0.29       $     0.75       $      0.94

                    WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
    (All dollar amounts presented in the tables are in thousands, except per share data)
                                  (Unaudited)

(2) Pending Acquisition

On March 9, 2004, Waypoint Financial announced that Sovereign Bancorp, Inc., parent company of Sovereign Bank, had reached a definitive agreement to acquire Waypoint Financial. The transaction is valued at approximately $980 million, with each share of Waypoint common stock being entitled to receive $28.00 in cash, 1.262 shares of Sovereign common stock, or a combination thereof per share, subject to election and allocation procedures which are intended to ensure that, in the aggregate, 70% of the Waypoint shares will be exchanged for Sovereign common stock and 30% will be exchanged for cash. Waypoint Financial incurred acquisition expenses of $3.3 million relating to advisory services during the nine-month period ended September 30, 2004 associated with the pending acquisition. The transaction is expected to close by January 31, 2005, and is subject to approval by various regulatory agencies and Waypoint shareholders. Waypoint Financial is obligated to pay an additional $5.7 million of acquisition expenses relating to contingent advisory services upon consummation of the transaction.

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

On May 19, 2004, the FASB issued Staff Position No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (FAS 106-2). FAS 106-2 is effective for the interim period beginning July 1, 2004, and provides that an employer shall measure the accumulated post-retirement benefit obligation and net periodic post-retirement benefit cost taking into account any subsidy received under the Act.

                   WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
    (All dollar amounts presented in the tables are in thousands, except per share data)
                                  (Unaudited)

As of September 30, 2004, Waypoint Financial has not yet been able to conclude whether the benefits provided by its post-retirement benefit plan are actuarially equivalent to Medicare Part D under the Act. Accordingly, the accumulated post-retirement benefit obligation and the net periodic post-retirement benefit gain related to Waypoint Financial's post-retirement benefit plan do not reflect any amounts associated with the subsidy.

(4) Earnings Per Share

Basic earnings per share is based on the total weighted average shares outstanding for a given period. Diluted earnings per share is based on total weighted average shares outstanding, and also assumes the exercise or conversion of all potentially dilutive instruments currently outstanding. The computations for basic and diluted earnings per share for the three-month and nine-month periods ended September 30 are as follows:

                                                                                                    Per Share
                                                              Income               Shares             Amount
                                                            -----------          ----------         ---------
For the three-month period ended September 30, 2004
   Basic earnings per share                                 $    10,349          31,872,000          $   0.32
   Dilutive effect of stock options and grants                                    1,224,000              (.01)
                                                            -----------          ----------          --------
   Diluted earnings per share                               $    10,349          33,096,000          $   0.31
                                                            ===========          ==========          ========
For the three-month period ended September 30, 2003
   Basic earnings per share                                 $     9,860          32,070,000          $   0.31
   Dilutive effect of stock options and grants                                    1,066,000              (.01)
                                                            -----------          ----------          --------
   Diluted earnings per share                               $     9,860          33,136,000          $   0.30
                                                            ===========          ==========          ========

                                                                                                    Per Share
                                                              Income               Shares             Amount
                                                            -----------          ----------         ---------
For the nine-month period ended September 30, 2004
   Basic earnings per share                                 $    25,500          31,743,000          $   0.80
   Dilutive effect of stock options and grants                                    1,216,000              (.03)
                                                            -----------          ----------          --------
   Diluted earnings per share                               $    25,500          32,959,000          $   0.77
                                                            ===========          ==========          ========
For the nine-month period ended September 30, 2003
   Basic earnings per share                                 $    32,592          32,848,000          $   0.99
   Dilutive effect of stock options and grants                                    1,005,000              (.03)
                                                            -----------          ----------          --------
   Diluted earnings per share                               $    32,592          33,853,000          $   0.96
                                                            ===========          ==========          ========

For the three-month and nine-month periods ended September 30, 2004, no anti-dilutive options were excluded from the computation of diluted earnings per share because the exercise prices were less than the average market price of the common shares during the respective periods. However, for the three months ended September 30, 2003 and the nine months ended September 30, 2003, excluded from the computation of diluted earnings per share were anti-dilutive options of 21,605 shares and 68,535 shares, respectively, because the exercise prices were greater than the average market price of the common shares during the respective periods.

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

(5) Marketable Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for trading and available-for-sale securities by major security type were as follows:

                                                                             As of September 30, 2004
                                                              --------------------------------------------------------
                                                                               Gross          Gross
                                                                             Unrealized     Unrealized
                                                               Amortized      Holding         Holding          Fair
                                                                 Cost          Gains          Losses          Value
                                                              ----------     ----------     ----------      ----------
Available-for-sale:
   U.S. Government and agencies                               $  384,820     $      179     $   (4,769)     $  380,230
   Corporate bonds                                                40,648              -         (1,344)         39,304
   Municipal securities                                           80,061          2,724           (362)         82,423
   Equity securities                                              95,604             51         (4,709)         90,946
   Mortgage-backed securities:
      Commercial mortgage-backed securities                       19,239              -            (27)         19,212
      Agency PC's & CMO's                                      1,061,401          6,370         (7,846)      1,059,925
      Private issue CMO's                                        686,110          6,302         (3,415)        688,997
                                                              ----------     ----------     ----------      ----------
         Total mortgage-backed securities                      1,766,750         12,672        (11,288)      1,768,134
                                                              ----------     ----------     ----------      ----------
            Total securities available-for-sale                2,367,883         15,626        (22,472)      2,361,037
Trading:
   Rabbi Trust deferred compensation investments (a)               4,728              -              -           4,728
                                                              ----------     ----------     ----------      ----------
             Total trading securities                              4,728              -              -           4,728
                                                              ----------     ----------     ----------      ----------
                  Total marketable securities                 $2,372,611     $   15,626     $  (22,472)     $2,365,765
                                                              ==========     ==========     ==========      ==========

                                                                             As of September 30, 2004
                                                              --------------------------------------------------------
                                                                               Gross          Gross
                                                                             Unrealized     Unrealized
                                                               Amortized      Holding         Holding          Fair
                                                                 Cost          Gains          Losses           Value
                                                              -----------    ----------     ----------      ----------
Available-for-sale:
   U.S. Government and agencies                               $   458,029     $  1,164      $   (3,334)     $   455,859
   Corporate bonds                                                 66,342            -          (4,462)          61,880
   Municipal securities                                            83,201        3,301            (404)          86,098
   Equity securities                                              153,708        4,186          (1,780)         156,114
   Mortgage-backed securities:
       Commercial                                                  82,471            6            (358)          82,119
       Agency PC's & CMO's                                        933,350        1,929          (5,342)         929,937
       Private issue CMO's                                        722,617          151          (8,697)         714,071
                                                              -----------    ---------      ----------      -----------
          Total mortgage-backed securities                      1,738,438        2,086         (14,397)       1,726,127
                                                              -----------    ---------      ----------      -----------
             Total securities available-for-sale                2,499,718       10,737         (24,377)       2,486,078
Trading:
   Rabbi Trust deferred compensation investments (a)                3,692            -               -            3,692
                                                              -----------    ---------      ----------      -----------
             Total trading securities                               3,692            -               -            3,692
                                                              -----------    ---------      ----------      -----------
                  Total marketable securities                 $ 2,503,410    $  10,737      $  (24,377)     $ 2,489,770
                                                              ===========    =========      ==========      ===========

(a) Consists primarily of equity and mutual fund investments.

                   WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
    (All dollar amounts presented in the tables are in thousands, except per share data)
                                  (Unaudited)

The following table presents Waypoint Financial's unrealized losses at September 30, 2004 relating to its investment securities classified as available-for-sale.

                                                   Less than 12 months         12 months or longer                Total
                                                 ------------------------    ------------------------    ------------------------
                                                               Unrealized                  Unrealized                  Unrealized
                                                 Fair Value      Losses      Fair Value      Losses      Fair Value      Losses
                                                 ----------    ----------    ----------    ----------    ----------    ----------
Available for sale:
   U.S. Government and agencies                  $  245,013    $    3,385    $   59,498    $    1,384    $  304,511    $    4,769
   Corporate bonds                                        -             -        39,250         1,344        39,250         1,344
   Municipal securities                               2,148            23        11,813           340        13,961           362

   Equity securities                                 35,371           586        34,825         4,123        70,196         4,709
   Mortgage-backed securities:
       Commercial mortgage-backed
          securities                                 19,212            27             -             -        19,212            27
       Agency PC's & CMO's                          257,664         3,410        77,733         4,436       335,397         7,846
       Private issue CMO's                          218,783           715        91,907         2,699       310,690         3,415
                                                 ----------    ----------    ----------    ----------    ----------    ----------
              Total mortgage-backed
                 securities                         495,659         4,152       169,640         7,135       665,299        11,288
                                                 ----------    ----------    ----------    ----------    ----------    ----------
              Total securities available for
                 sale                            $  778,191    $    8,146    $  315,026    $   14,326    $1,093,217    $   22,472
                                                 ==========    ==========    ==========    ==========    ==========    ==========

At September 30, 2004, Waypoint Financial held marketable securities with an aggregate book value of $329.3 million that were in an unrealized loss position for 12 months or longer. For these securities, the aggregated unrealized loss totaled $14.3 million, the weighted-average estimated life was 6.8 years, and the weighted-average duration of the impairment was 22 months. Waypoint Financial has the intent and ability, in terms of liquidity and capital strength, to hold these securities until their forecasted fair values recover at least up to the cost of the investments.

During the three-month period ended September 30, 2004, Waypoint Financial sold one marketable security with a book value of $20.1 million that was impaired on the date of sale. The recognized loss on the sale of the security totaled $18,000 and the average duration of the impairment was 3 months. During the nine-month period ended September 30, 2004, Waypoint Financial sold marketable securities with a book value of $107.5 million that were impaired on the date of sale. The recognized loss on the sale of the securities during this period totaled $1.4 million. The sales were executed as part of management's interest rate risk strategy.

Waypoint Financial periodically reviews investment securities classified as available-for-sale for potential impairment and records other than temporary impairment in accordance with SFAS No. 115. This includes a review of the fair value of each investment security in relation to its book value, the current grade of the security, the dividend, interest and principal paying status of the security and other significant events. At September 30, 2004, the weighted average market value to book value ratio for all securities with unrealized loss positions for 12 months or longer was 95.7%, with no individual security having a market value to book value ratio less than 89.5%. Based on management's review, no investment securities were determined to be other than temporarily impaired, and as a result no impairment charges were recorded in income during the quarter ended September 30, 2004.

                   WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
    (All dollar amounts presented in the tables are in thousands, except per share data)
                                  (Unaudited)

(6) Loans Receivable, Net

The following table presents the composition of loans receivable, net, as of the dates indicated:

                                                              September 30,         December 31,
                                                                  2004                 2003
                                                              -------------         ------------
Residential mortgage loans (principally conventional):
   Secured by 1-4 family residences                            $   283,286          $   347,679
   Construction (net of undistributed
      portion of $24,186 and $25,580)                               21,061               25,500
                                                               -----------          -----------
                                                                   304,347              373,179
Less:
   Unearned (premium) discount                                      (1,886)                   6
   Net deferred loan origination fees                                2,030                2,321
                                                               -----------          -----------
         Total residential mortgage loans                          304,203              370,852
                                                               -----------          -----------

Commercial loans:
   Commercial real estate                                          767,450              651,139
   Commercial business                                             361,128              343,129
   Construction and site development
      (net of undistributed portion of
      $30,211 and $54,163)                                         105,471              103,611
                                                               -----------          -----------
                                                                 1,234,049            1,097,879
Less:
   Net deferred loan origination fees                                1,651                1,853
                                                               -----------          -----------
         Total commercial loans                                  1,232,398            1,096,026
                                                               -----------          -----------

Consumer and other loans:
   Manufactured housing                                             84,715               93,323
   Home equity and second mortgage                                 609,836              561,937
   Indirect automobile                                             215,001              174,416
   Other                                                           121,627              106,968
                                                               -----------          -----------
                                                                 1,031,179              936,644
Plus (minus):
   Net deferred loan origination fees                                 (684)              (1,035)
   Deferred dealer costs                                            22,756               23,584
                                                               -----------          -----------
      Total consumer and other loans                             1,053,251              959,193
                                                               -----------          -----------
Less: Allowance for loan losses                                     30,025               28,431
                                                               -----------          -----------
Loans receivable, net                                          $ 2,559,827          $ 2,397,640
                                                               ===========          ===========

Loans having an aggregate carrying value of $325,825,000 and $404,365,000 were pledged as collateral for FHLB advances at September 30, 2004 and December 31, 2003, respectively.

Waypoint Financial conducts certain residential mortgage banking activities including the origination of mortgage loans for securitization or sale to investors and the servicing of mortgage loans for investors. Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans totaled $321,151,000 and $340,937,000 at September 30, 2004 and December 31, 2003,
respectively.

                   WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
    (All dollar amounts presented in the tables are in thousands, except per share data)
                                  (Unaudited)

Waypoint Financial's investment in loan servicing rights is included in the accompanying consolidated statement of financial condition. Waypoint Financial did not purchase or sell any mortgage servicing rights during the nine-month periods ended September 30, 2004 and 2003.

Waypoint Financial sold mortgage loans totaling $147,559,000 and $385,743,000 during the nine-month periods ended September 30, 2004 and September 30, 2003, respectively. Waypoint Financial did not exchange loans for mortgage-backed securities during the nine-month periods ended September 30, 2004 and September 30, 2003.

Investor custodial balances maintained in connection with the foregoing mortgage servicing rights totaled $1,194,000 at September 30, 2004 and $3,836,000 at December 31, 2003.

(7) Deposits

The following table presents the composition of deposits as of the dates indicated:

                               September 30,       December 31,
                                   2004                2003
                               ------------        ------------
Savings                        $   228,318         $   252,072
Time                             1,436,639           1,408,970
Transaction                        911,651             560,520
Money market                       297,748             499,353
                               -----------         -----------
     Total deposits            $ 2,874,356         $ 2,720,915
                               ===========         ===========

(8) Other Borrowings

The following table presents the composition of Waypoint Financial's other borrowings as of the dates indicated:

                               September 30,       December 31,
                                   2004                2003
                               ------------        ------------
  FHLB advances                $1,723,841          $ 1,827,627
  Repurchase agreements           228,630              278,054
  Other                                 -                5,000
                               ----------          -----------
     Total other borrowings    $1,952,471          $ 2,110,681
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

The following table summarizes Waypoint Financial's derivatives designated as hedges under SFAS No. 133 as of September 30, 2004 and December 31, 2003:

                                                      Year of                  Notional
                                         Number      Maturity    Year of Call   Amount    Fair Value
                                        --------     ---------   ------------  --------   ----------
As of September 30, 2004:
     Callable interest rate swaps           29       2008-2018    2004-2005    $295,000    $   (542)
     Regular interest rate swaps             1            2005            -      50,000         602
     Forward loan sale commitments          60               -            -       6,837         (56)
                                                                                           --------
            Total                                                                          $      4
                                                                                           ========
As of December 31, 2003:
     Callable interest rate swaps           27       2006-2018         2003    $270,000    $ (5,577)
     Regular interest rate swaps             6       2004-2005            -     200,000       4,752
     Forward loan sale commitments          58               -            -       6,429         (17)
                                                                                           --------
              Total                                                                        $   (842)
                                                                                           ========

For the nine-month periods ended September 30, 2004 and 2003, ineffectiveness with the callable interest rate swap hedging relationship was recognized but was insignificant to earnings. The regular interest rate swap and the forward loan sale commitment on closed loan hedging relationships were 100% effective for the nine-month periods ended September 30, 2004 and September 30, 2003. Accordingly, no ineffectiveness was recognized in earnings associated with these hedging relationships.

Summary information regarding other derivative activities at September 30, 2004 and December 31, 2003 follows:

                                                               Notional
                                                  Number        Amount         Fair Value
                                                  ------       --------        ----------
As of September 30, 2004:
   Interest rate cap                                 1         $250,000         $  1,243
   Interest rate lock commitments                   69            9,018               22
   Forward loan sale commitments                    69            9,018              (58)
                                                                                --------
               Total                                                            $  1,207
                                                                                ========

As of December 31, 2003:
   Interest rate cap                                 1         $250,000         $  3,287
   Interest rate lock commitments                   54            5,523               18
   Forward loan sale commitments                    54            5,523              (29)
                                                                                --------
               Total                                                            $  3,276
                                                                                ========

                   WAYPOINT FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
    (All dollar amounts presented in the tables are in thousands, except per share data)
                                  (Unaudited)

The interest rate cap has a 2008 maturity date and a strike rate of 5.5% based on one-month Libor. Waypoint Financial recognized a loss of $1,681,000 for the three-month period ending September 30, 2004 and a loss of $2,044,000 for the nine-month period ending September 30, 2004 on the fair value of the interest rate cap agreement.

For the nine-month periods ended September 30, 2004 and September 30, 2003, gains and losses associated with interest rate lock commitments and forward loan sale commitments were recognized but were insignificant to earnings.


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

                        As of September 30, 2004           As of December 31, 2003
                      ------------------------------     -----------------------------
     Change in        Percent change         Net          Percent change      Net
   interest rates     in net interest     portfolio      in net interest   portfolio
 (in basis points)      income (1)        ratio (2)         income (1)     ratio (2)
-------------------   ---------------     ---------      ---------------   ---------
        +300             12.86%             5.68%            6.22%           5.53%
        +200              9.40              6.05             4.05            5.85
        +100              5.84              6.50             1.77            6.34
           0                -               6.58                -            6.54
        (100)            (7.11)             5.75            (3.10)           6.09
        (200)           (12.28)             4.93            (6.63)           5.21

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

During the nine months ended September 30, 2004, Waypoint Financial experienced growth in net loans receivable totaling $162.2 million, which was funded by growth in deposits totaling $153.4 million and a portion of net cash provided by operations, which totaled $38.7 million during this period. Waypoint Financial's securities including FHLB stock decreased $127.9 million during the nine months ended September 30, 2004, which combined with a portion of net cash provided by operations, facilitated a decrease of $158.2 million in borrowings. At September 30, 2004, Waypoint Financial had $1,723.8 million in FHLB loans outstanding, a decrease of $103.8 million during the nine months then ended.

At September 30, 2004, Waypoint Financial held marketable securities that were in an unrealized loss position. These securities had an aggregate book value of $1,115.7 million and a weighted-average estimated life of 4.8 years. Waypoint has the intent and the ability to hold these securities until their market values recover up to at least their cost basis.

Please see Note 5 in the Notes to Consolidated Financial Statements for a detailed discussion of Waypoint Financial's marketable securities.

Waypoint Bank is required by OTS regulations to maintain sufficient liquidity to ensure its safe and sound operation. Waypoint Bank had sufficient liquidity during the nine-month periods ended September 30, 2004 and September 30, 2003. The sources of liquidity previously discussed are deemed by management to be sufficient to fund outstanding loan commitments and meet other obligations.

V. Capital Resources

Waypoint had $423.1 million in stockholders' equity or 7.90% of total assets at September 30, 2004, as compared to $402.2 million or 7.55% of total assets at December 31, 2003. Notable changes in stockholders' equity for the nine months ended September 30, 2004 included increases of $25.5 million from net income, $4.6 million from activity related to employer stock plans, and $4.2 million from an increase in the market value of available-for-sale securities (net of taxes). Offsetting these increases were dividends paid to shareholders totaling $13.4 million.

Under OTS regulations a savings association must satisfy three minimum capital requirements: Total capital, Tier 1 capital to risk weighted assets and Tier 1 capital to average assets. Savings associations must meet all of the standards in order to comply with the capital requirements. At September 30, 2004, and December 31, 2003, Waypoint Bank met all three minimum capital requirements to be well capitalized.

RISK-BASED CAPITAL RATIOS AND LEVERAGE RATIOS

WAYPOINT BANK

                                                                                Minimum Requirement      Minimum Requirement to
                                                           Actual              for Capital Adequacy      be "Well Capitalized"
                                                    ---------------------      --------------------      ---------------------
                                                    Amount          Ratio      Amount         Ratio      Amount          Ratio
                                                    ------          -----      -------        -----      ------          -----
                                                (in thousands)              (in thousands)           (in thousands)
As of September 30, 2004
  Total Capital
   (to Risk Weighted Assets)                       $433,871         12.4%     $279,702         8.0%     $349,628         10.0%
 Tier 1 Capital
   (to Risk Weighted Assets)                        403,846         11.6       139,851         4.0       209,777          6.0
 Tier 1 Capital
   (to Average Assets)                              403,846          7.5       215,615         4.0       269,519          5.0

     As of December 31, 2003
 Total Capital
    (to Risk Weighted Assets)                      $432,167         13.1%     $263,756         8.0%     $329,695         10.0%
 Tier 1 Capital
   (to Risk Weighted Assets)                        402,653         12.2       131,878         4.0       197,817          6.0
 Tier 1 Capital
   (to Average Assets)                              402,653          7.4       216,609         4.0       270,762          5.0

A reconciliation of Waypoint Bank's regulatory capital to capital using United States generally accepted accounting principles (GAAP) as of September 30, 2004 follows:

                                                                                               TIER 1
                                                                                 TANGIBLE      (CORE)        RISK-BASED
                                                                                 CAPITAL       CAPITAL        CAPITAL
                                                                                 --------      -------       ----------
GAAP capital at Waypoint Financial                                              $423,055       $423,055       $423,055
Capital attributed to affiliates                                                 (10,493)       (10,493)       (10,493)
GAAP capital at Waypoint Bank                                                    412,562        412,562        412,562

Capital adjustments:

     Unrealized gains, net of taxes, on securities available for sale              4,344          4,344          4,344
     Allowance for loan losses                                                         -              -         30,025
     Certain intangible assets                                                   (12,785)       (12,785)       (12,785)
     Disallowed servicing assets                                                    (275)          (275)          (275)
                                                                                --------       --------       --------
     Regulatory capital at Waypoint Bank                                        $403,846       $403,846       $433,871
                                                                                ========       ========       ========

VI. Results of Operations

COMPARISON FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

NET INCOME

Net income for the three months ended September 30, 2004 was $10.3 million or $.31 per share as compared to $9.9 million or $.30 per share for the three months ended September 30, 2003. The calculation of earnings per share is presented in Note (4) of the accompanying Notes to Consolidated Financial Statements. The following paragraphs include a discussion of the components of net income.

NET INTEREST INCOME

Waypoint Financial's principle source of revenue is net interest income, which represents the difference between interest income generated by earning assets such as loans and marketable securities and interest expense on interest-bearing liabilities such as deposits and borrowings. Net interest income can be significantly impacted by movements in market interest rates.

Net interest income after provision for loan losses totaled $26.4 million during the quarter ended September 30, 2004, up from $25.4 million for the quarter ended September 30, 2003. The increase in net interest income after provision for loan losses came primarily from improvements in balance sheet mix and continued strong credit quality in the loan portfolio. Regarding asset mix, the average balance of loans increased $126.9 million for the quarter ended September 30, 2004 versus the comparable prior quarter, while the average balance of marketable securities decreased $165.4 million. This trend reflects Waypoint Financial's strategy of decreasing the marketable securities portfolio through repayments and maturities while replacing these assets with loan balances. Within liabilities, the average balance of deposits increased $257.6 million during the quarter ended September 30, 2004 versus the comparable prior period, while average borrowings decreased $335.7 million as Waypoint Financial replaced wholesale funding on the balance sheet with deposit growth. These favorable trends were partially offset by the cumulative effects of record high prepayments during 2003 and early in 2004 on mortgage loans and mortgage-backed securities. In the current environment, yields on new loan and security assets acquired into portfolio are at lower rates relative to assets being replaced. These impacts resulted in the net interest margin ratio (tax-equivalent) decreasing to 2.22% for the current quarter versus 2.28% for the quarter ended September 30, 2003.

Table 1 presents, on a tax-equivalent basis, Waypoint Financial's average asset and liability balances, interest rates, interest income and interest expense for each of the three-month and nine-month periods ended September 30, 2004 and September 30, 2003. Table 2 presents a rate-volume analysis of changes in net interest income on a tax-equivalent basis for the three and nine-month periods ended September 30, 2004 and September 30, 2003.

Pursuant to management's evaluation of the adequacy of Waypoint's allowance for loan losses, the provision for loan losses totaled $1.1 million for the quarter ended September 30, 2004 versus $2.0 million for the quarter ended September 30, 2003. Waypoint Financial's provision expense and allowance for loan losses are discussed in further detail in the Asset Quality section of this report.

TABLE 1A AVERAGE BALANCE SHEETS, RATES AND INTEREST INCOME AND EXPENSE SUMMARY (THREE-MONTH PERIODS)

                                                                             For the three months ended,
                                                        ----------------------------------------------------------------------------
                                                               September 30, 2004                    September 30, 2003
                                              Rate      ---------------------------------    ---------------------------------------
                                              as of                               Average                                    Average
                                            September     Average                  Yield/      Average                        Yield/
                                             30, 2004     Balance    Interest (2)   Cost       Balance     Interest (2)        Cost
                                            ---------   -----------  ------------ -------    -----------   -----------       -------
                                                                    (All dollar amounts are in thousands)
Assets:
Interest-earning assets:

  Loans, net (1) (5)                          5.71%     $ 2,580,943    $ 35,924      5.49%   $ 2,454,060     $ 36,646         5.90%
  Marketable securities                       4.26        2,503,764      26,492      4.24      2,669,174       25,270         3.59
  Other interest-earning assets               1.41           41,261         104      1.25         81,321          174         0.90
                                              ----      -----------    --------      ----    -----------     --------         ----
Total interest-earning assets                 4.98        5,125,968      62,520      4.84      5,204,555       62,090         4.90
                                              ----                     --------      ----                    --------         ----
Noninterest-earning assets                                  316,603                              306,916
                                                        -----------                          -----------
Total assets                                            $ 5,442,571                          $ 5,511,471
                                                        ===========                          ===========
Liabilities and stockholders' equity:
Interest-bearing liabilities:
  Savings deposits                            0.25      $   234,364         140      0.24    $   256,108          267         0.41
  Time deposits                               2.84        1,422,781      10,012      2.79      1,403,613       11,007         3.11
  Transaction and money market deposits       1.20        1,197,329       3,415      1.15        937,199        1,992         0.85
  Escrow                                      1.00            1,718           4      0.82          2,798            6         0.87
  Borrowed funds                              4.02        2,128,247      20,702      3.81      2,463,967       20,217         3.28
                                              ----      -----------    --------      ----    -----------     --------         ----
Total interest-bearing liabilities            2.78        4,984,439      34,273      2.71      5,063,685       33,489         2.60
                                              ----                     --------      ----                    --------         ----
Noninterest-bearing liabilities                              49,008                               46,552
                                                        -----------                          -----------
Total liabilities                                         5,033,447                            5,110,237
Stockholders' equity                                        409,124                              401,234
                                                        -----------                          -----------
Total liabilities and
  stockholders' equity                                  $ 5,442,571                          $ 5,511,471
                                                        ===========                          ===========
Net interest income, tax-equivalent                                      28,247                                28,601
Interest rate spread, tax-equivalent (3)      2.20%                                  2.13%                                    2.30%
                                              ====                                   ====                                     ====
Net interest-earning assets                             $   141,529                          $   140,870
                                                        ===========                          ===========
Net interest margin, tax-equivalent (4)                                              2.22%                                    2.28%
                                                                                     ====                                     ====
Ratio of interest-earning assets
  to interest-bearing liabilities                              1.03 x                               1.03 x
                                                               ====                                 ====
Adjustment to reconcile tax-equivalent
   net interest income to net interest income                              (722)                               (1,213)
Net interest income before
                                                                       --------                              --------
   provision for loan losses                                           $ 27,525                              $ 27,388
                                                                       ========                              ========

(1) Includes income recognized on deferred loan fees and costs of $171,000 for the three months ended September 30, 2004, and $620,000 for the three months ended September 30, 2003.

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

TABLE 1B AVERAGE BALANCE SHEETS, RATES AND INTEREST INCOME AND EXPENSE SUMMARY (NINE-MONTH PERIODS)

                                                                          For the nine months ended,
                                              --------------------------------------------------------------------------------------
                                                       September 30, 2004                               September 30, 2003
                                              --------------------------------------      ------------------------------------------
                                                                             Average                                         Average
                                                Average                      Yield/         Average                          Yield/
                                                Balance    Interest (2)       Cost          Balance        Interest (2)       Cost
                                              -----------  -----------       -------      -----------      ------------      -------
                                                                       (All dollar amounts are in thousands)
Assets:
Interest-earning assets:
  Loans, net (1) (5)                          $ 2,502,365   $ 104,057         5.51%       $ 2,412,371        $111,584         6.15%
  Marketable securities                         2,489,133      77,248         4.16          2,702,746          82,761         4.19
  Other interest-earning assets                    50,782         341         1.01             70,689             488         1.03
                                              -----------   ---------         ----        -----------        --------         ----
Total interest-earning assets                   5,042,280     181,646         4.79          5,185,806         194,833         5.07
                                                            ---------         ----                           --------         ----
Noninterest-earning assets                        345,109                                     249,873
                                              -----------                                 -----------
Total assets                                  $ 5,387,389                                 $ 5,435,679
                                              ===========                                 ===========
Liabilities and stockholders' equity:
Interest-bearing liabilities:
  Savings deposits                              $ 242,203         398         0.22          $ 258,717             895         0.46
  Time deposits                                 1,389,167      29,265         2.81          1,398,260          35,713         3.42
  Transaction and money market deposits         1,124,611       8,140         0.97            847,306           4,589         0.72
  Escrow                                            2,584          14         0.76              3,684              24         0.88
  Borrowed funds                                2,174,562      60,074         3.63          2,457,176          61,739         3.35
                                              -----------   ---------         ----        -----------        --------         ----
Total interest-bearing liabilities              4,933,127      97,891         2.62          4,965,143         102,960         2.75
                                                            ---------         ----                           --------         ----
Noninterest-bearing liabilities                    47,934                                      50,918
                                              -----------                                 -----------
Total liabilities                               4,981,061                                   5,016,061
Stockholders' equity                              406,328                                     419,618
                                              -----------                                 -----------
Total liabilities and
  stockholders' equity                        $ 5,387,389                                 $ 5,435,679
                                              ===========                                 ===========

Net interest income, tax-equivalent                            83,755                                          91,873
Interest rate spread, tax-equivalent (3)                                      2.17%                                           2.32%
                                                                              ====                                            ====
Net interest-earning assets                   $   109,153                                 $   220,663
                                              ===========                                 ===========
Net interest margin, tax-equivalent (4)                                       2.24%                                           2.40%
                                                                              ====                                            ====
Ratio of interest-earning assets
  to interest-bearing liabilities                    1.02 x                                      1.04 x
                                              ===========                                 ===========

Adjustment to reconcile tax-equivalent
                                                               (2,202)                                         (3,597)
Net interest income before
                                                            ---------                                        --------
   provision for loan losses                                $  81,553                                        $ 88,276
                                                            ---------                                        --------

(1) Includes income recognized on deferred loan fees and costs of $497,000 for the nine months ended September 30, 2004, and $1,845,000 for the nine months ended September 30, 2003.

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

TABLE 2  RATE/VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                             Three Months Ended September 30, 2004         Nine Months Ended September 30, 2004
                                                          Compared to                                   Compared to
                                             Three Months Ended September 30, 2003         Nine Months Ended September 30, 2003
                                                        Increase (Decrease)                         Increase (Decrease)
                                             --------------------------------------       --------------------------------------
                                              Volume          Rate           Net           Volume          Rate           Net
                                             --------       --------       --------       --------       --------       --------
                                                                        (Dollar amounts in thousands)
Interest-earning assets:
  Loans, net                                 $  3,258       $ (3,980)      $   (722)      $  4,125       $(11,652)      $ (7,527)
  Marketable securities                           486            736          1,222         (5,055)          (458)        (5,513)
  Other interest-earning assets                   (38)           (32)           (70)          (138)            (9)          (147)
                                             --------       --------       --------       --------       --------       --------
  Total interest-earning assets                 3,706         (3,276)           430         (1,068)       (12,119)       (13,187)
                                             --------       --------       --------       --------       --------       --------
Interest-bearing liabilities:
  Savings deposits                                (12)          (115)          (127)           (37)          (460)          (497)
  Time deposits                                   329         (1,324)          (995)          (135)        (6,313)        (6,448)
  Transaction and money market deposits           642            781          1,423          2,553            998          3,551
  Escrow                                           (3)             1             (2)           (10)             -            (10)
  Borrowed funds                                  428             57            485         (1,067)          (598)        (1,665)
                                             --------       --------       --------       --------       --------       --------
  Total interest-bearing liabilities            1,384           (600)           784          1,304         (6,373)        (5,069)
                                             --------       --------       --------       --------       --------       --------
Change in net interest income                $  2,322       $ (2,676)      $   (354)      $ (2,372)      $ (5,746)      $ (8,118)
                                             ========       ========       ========       ========       ========       ========

NONINTEREST INCOME

The table below presents a comparison of noninterest income for the three-month and nine-month periods ended September 30, 2004 and 2003.

TABLE 3 CHANGES IN NONINTEREST INCOME

                                                                            Three months ended September 30
                                                       ------------------------------------------------------------------------
                                                         2004               2003                        Change             %
                                                       --------           --------                    ---------          ------
                                                                             (Dollar amounts in thousands)
Banking services and account fees                      $  5,393           $  4,307                    $   1,086            25.2%
Financial services fees                                   3,145              2,795                          350            12.5
Residential mortgage banking                                161              3,031                       (2,870)          (94.7)
Bank-owned life insurance                                 1,031              1,081                          (50)           (4.6)
Gain on securities and derivatives, net                  (1,061)               881                       (1,942)         (220.4)
Other                                                       751               (600)                       1,351           225.2
                                                       --------           --------                    --------            -----
Total                                                  $  9,420           $ 11,495                    $ (2,075)           (18.1)%
                                                       ========           ========                    ========            =====

                                                                             Nine months ended September 30
                                                       ------------------------------------------------------------------------
                                                        2004                2003                        Change             %
                                                       --------           --------                    ---------          ------
                                                                            (Dollar amounts in thousands)
Banking services and account fees                      $ 15,191           $ 11,620                     $  3,571            30.7%
Financial services fees                                   7,841              7,188                          653             9.1
Residential mortgage banking                              1,732              5,631                       (3,899)          (69.2)
Bank-owned life insurance                                 3,094              3,369                         (275)           (8.2)
Gain on securities and derivatives, net                   5,628              6,471                         (843)          (13.0)
Other                                                       539             (2,528)                       3,067           121.3
                                                       --------           --------                     --------           -----
Total                                                  $ 34,025           $ 31,751                     $  2,274             7.2%
                                                       ========           ========                     ========           =====

Noninterest income was $9.4 million for the current quarter, as compared to $11.5 million for the quarter ended September 30, 2003, with notable changes between these periods as follows:

- Banking services and account fees totaled $5.4 million for the current quarter, up $1.1 million primarily due to increased overdraft fees, service charges, and commercial fees. These trends reflect increased account and transaction volumes, pricing increases, and increased service offerings.

- Financial services fees totaled $3.1 million, up $.3 million primarily due to increased benefits consulting fees.

- Net residential mortgage banking revenue totaled $.2 million, down $2.8 million. Within this category, net gains on the sale of loans decreased $2.3 million and loan servicing activities including valuation adjustments resulted in a net revenue decrease of $.5 million. The loan sale results reflect both a sales volume decrease and a decrease in the average gain per dollar of loan principal sold. These experiences were consistent with trends currently being reported for the mortgage banking industry as a whole.

- Gains on securities and derivatives decreased $1.9 million primarily due to a recognized loss of $1.7 million during the current quarter on the valuation of an interest rate cap that does not receive hedge accounting treatment. The valuation of this instrument resulted in a gain of $.4 million during the comparable prior quarter.

- Other income resulted in a net gain of $.8 million during the current quarter versus a loss of $.6 million for the comparable prior quarter. This change resulted primarily from Waypoint's investment in certain low income housing tax credit ("LIHTC") partnerships, which contributed a net gain of $.5 million for the current period versus a net loss of $.5 million for the comparable prior period. During the current period, Waypoint recorded a $.7 million partial recovery of previous write-downs to the equity-method valuation of its largest LIHTC partnership pursuant to the renegotiation of its management services contract.

NONINTEREST EXPENSE

The following table presents a comparison of noninterest expense for the three-month and nine-month periods ended September 30, 2004 and 2003.

TABLE 4 CHANGES IN NONINTEREST EXPENSE

                                                   Three months ended September 30
                                          -------------------------------------------------------
                                           2004            2003           Change              %
                                          -------         -------         -------          ------
                                                      (Dollar amounts in thousands)
Salaries and benefits                     $12,561         $12,515         $    46             0.4%
Equipment expense                           1,704           1,813            (109)           (6.0)
Occupancy expense                           1,902           1,756             146             8.3
Marketing                                   1,365           1,374              (9)           (0.7)
Amortization of intangible assets             190             207             (17)           (8.2)
Outside services                            1,205           1,274             (69)           (5.4)
Communications and supplies                 1,207           1,230             (23)           (1.9)
Borrowing prepayment penalties                  -               -               -               -
Acquisition expense                           176               -             176               -
Other                                       2,306           2,894            (588)          (20.3)
                                          -------         -------         -------          ------
Total                                     $22,616         $23,063         $  (447)           (1.9)%
                                          =======         =======         =======          ======

                                                      Nine months ended September 30
                                          --------------------------------------------------------
                                           2004            2003            Change             %
                                          -------         -------         -------          -------
                                                      (Dollar amounts in thousands)
Salaries and benefits                     $38,015         $35,751         $ 2,264             6.3%
Equipment expense                           5,261           5,433            (172)           (3.2)
Occupancy expense                           5,793           5,507             286             5.2
Marketing                                   3,674           3,680              (6)           (0.2)
Amortization of intangible assets             579             518              61            11.8
Outside services                            3,928           3,853              75             1.9
Communications and supplies                 3,822           3,852             (30)           (0.8)
Borrowing prepayment penalties              4,704               -           4,704               -
Acquisition expense                         3,335               -           3,335               -
Other                                       6,835           9,123          (2,288)          (25.1)
                                          -------         -------         -------          ------
Total                                     $75,946         $67,717         $ 8,229            12.2%
                                          =======         =======         =======          ======

Noninterest expense was $22.6 million for the quarter ended September 30, 2004 versus $23.1 million for the quarter ended September 30, 2003. Notable changes in the quarter ended September 30, 2004 relative to the quarter ended September 30, 2003 included:

- Salaries and benefits expense totaled $12.6 million, up $.1 million. Increases from expansion in the banking franchise, annual merit increases and increased benefit costs were substantially offset by attrition in non-essential operational positions in advance of the Sovereign integration of Waypoint.

- Legal and integration expenses associated with the Sovereign acquisition totaled $.2 million, with no corresponding expenses in the comparable prior quarter.

- Other expenses decreased $.6 million, which was spread over a number of other expense categories that are being managed downward in advance of the integration with Sovereign.

PROVISION FOR INCOME TAXES

Income tax expense for the current quarter totaled $2.9 million, resulting in an effective tax rate of 21.7% on income before taxes of $13.2 million. For the quarter ended September 30, 2003, income taxes were $3.9 million, resulting in an effective tax rate of 28.6% on income before taxes of $13.8 million. The decrease in the effective tax rate for the current quarter reflected a $.7 million tax benefit that resulted from changes in Waypoint's estimate of contingency reserves maintained to recognize uncertainty associated with various income tax positions. Waypoint reassesses its tax reserves on a periodic basis and upon the occurrence of significant events such as the filing of federal and primary state corporate income tax returns, changes in relevant corporate tax statutes, communications from tax authorities, etc.

COMPARISON FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

NET INCOME

Net income for the nine months ended September 30, 2004 was $25.5 million or $.77 per share as compared to $32.6 million or $.96 per share for the nine months ended September 30, 2003. The calculation of earnings per share is presented in Note (4) of the accompanying Notes to Consolidated Financial Statements. The following paragraphs include a discussion of the components of net income.

NET INTEREST INCOME

Net interest income after provision for loan losses totaled $77.6 million for the nine months ended September 30, 2004, which represents a decrease of $4.2 million from $81.8 million for the nine months ended September 30, 2003. The decrease in net interest income came primarily from the cumulative effects of record high prepayments during 2003 and the early months of 2004 on mortgage loans and mortgage-backed securities. In the current environment, yields on new loan and security assets acquired into portfolio are at lower rates relative to assets being replaced. This trend was exacerbated by aggressive pricing by key competitors in Waypoint's market for both loans and deposits, which resulted in spread compression. These impacts, which were partially reduced by favorable mix improvements in the asset and liability portfolios, resulted in the net interest margin ratio (tax-equivalent) decreasing to 2.25% for the nine months ended September 30, 2004 from 2.40% for the nine months ended September 30, 2003.

Within Waypoint Financial's asset mix, the average balance of loans increased $90.0 million for the nine months ended September 30, 2004 versus the comparable prior period, while the average balance of marketable securities decreased $213.6 million. This trend reflects Waypoint Financial's strategy of decreasing the marketable securities portfolio through repayments and maturities while replacing these assets with loan balances. Within liabilities, the average balance of deposits increased $251.7 million during the nine months ended September 30, 2004 versus the comparable prior period, while average borrowings decreased $282.6 million as Waypoint Financial replaced wholesale funding on the balance sheet with deposit growth.

Pursuant to management's evaluation of the adequacy of Waypoint's allowance for loan losses, the provision for loan losses decreased to $3.9 million for the nine months ended September 30, 2004 from $6.5 million for the nine months ended September 30, 2003. Waypoint Financial's provision expense and allowance for loan losses are discussed in further detail in the Asset Quality section of this report.

NONINTEREST INCOME

Noninterest income was $34.0 million for the nine months ended September 30, 2004, up $2.3 million or 7.2% from $31.7 million for the comparable prior period. Notable changes in the nine months ended September 30, 2004 versus the nine months ended September 30, 2003 included:

- Banking services and account fees totaled $15.2 million, up $3.6 million on increased overdraft and NSF fees, ATM and debit card fees and commercial credit and other fees. These trends reflect increased account and transaction volumes, pricing increases, and increased service offerings.

- Financial services fees totaled $7.8 million, up $.6 million. Within this category, insurance fees from Waypoint Benefits Consulting which was acquired April 1, 2003 increased $1.4 million and property and casualty insurance fees increased $.2 million. Partially offsetting these increases was a $1.0 million decrease in title insurance fees due to the slowdown in mortgage banking activity during 2004.

- Residential mortgage banking income totaled $1.7 million, down $3.9 million. Within this category, net gains on the sale of loans decreased $4.5 million as refinancing activity slowed significantly during the current period due to rising mortgage interest rates. The decrease in net selling gains was partially offset by a $.6 million improvement in loan servicing income to breakeven net revenue in the current period, including the effects of valuation adjustments to capitalized loan servicing assets, versus a net loss in the comparable prior period.

- Gains on securities and derivatives were $5.6 million in the current period, down $.8 million. Waypoint Financial recognized a $1.7 million loss in the current period and a $.7 million loss in the comparable prior period on the fair value of an interest rate cap that was acquired to manage interest rate risk associated with the valuation of marketable securities.

- Other income resulted in a net gain of $.5 million during the current period versus a loss of $2.5 million in the comparable prior period. This increase in revenue of $3.0 million included a decrease of $1.8 million in losses from equity investments in LIHTC partnerships. During the current period, Waypoint recorded a $.7 million partial recovery of previous write-downs to the equity-method valuation of its largest LIHTC partnership pursuant to the renegotiation of its management services contract. In the comparable prior period, LIHTC results were unfavorably impacted by adjustments recognized upon management's assessment of partnership valuations at that time. Losses from investments in LIHTC partnerships are substantially offset by related tax credits and tax benefits recognized on the investment losses. Other income was also impacted by Waypoint's investment in certain Small Business Investment Corporation partnerships, which resulted in a $.1 million net gain in the current period versus a net loss of $1.5 million for the comparable prior period.

NONINTEREST EXPENSE

Noninterest expense was $75.9 million for the nine months ended September 30, 2004, up $8.2 million from $67.7 million for the nine months ended September 30, 2003. Notable changes in the nine months ended September 30, 2004 versus the nine months ended September 30, 2003 included:

- Salaries and benefits expense totaled $38.0 million, up $2.3 million. Increases from expansion in the banking franchise, annual merit increases and increased benefit costs were partially offset by attrition in non-essential operational positions during the second and third quarters in advance of the Sovereign integration of Waypoint.

- Waypoint Financial incurred $4.7 million in borrowing prepayment expenses during the first quarter of 2004 to extinguish $125.0 million of FHLB fixed-rate advances and replace this funding with variable-rate borrowing, which was expected to result in a breakeven impact on income before taxes within 2004 while decreasing interest expense and improving net interest margin. There were no corresponding expenses in the comparable prior period.

- Acquisition expenses associated with the Sovereign acquisition of Waypoint Financial totaled $3.3 million during the current period with no corresponding expenses in the comparable prior period. The acquisition expenses of $3.3 million included $2.9 million in investment advisory fees and $.4 million in legal and other expenses associated with the acquisition.

- Other expenses decreased $2.3 million, which included a $1.1 million decrease in loan servicing and other non-deferrable loan costs. The remaining decrease of $1.2 million was spread over various expense categories, which are generally being managed downward in advance of the integration with Sovereign.

PROVISION FOR INCOME TAXES

Income tax expense for the nine months ended September 30, 2004 totaled $10.2 million, or an effective tax rate of 28.6% on income before taxes of $35.7 million. This compares to income taxes of $13.2 million and an effective tax rate of 28.9% on income before taxes of $45.8 million.

VII. Financial Condition

MARKETABLE SECURITIES

Marketable securities totaled $2.366 billion at September 30, 2004, a decrease of $124.0 million from $2.490 billion at December 31, 2003 as Waypoint Financial applied net security repayments and prepayments to pay down borrowings. Note (5) of the Notes to Consolidated Financial Statements presents the composition of the marketable securities portfolio and related information as of September 30, 2004 and December 31, 2003.

LOANS RECEIVABLE, NET

Waypoint Financial continued to increase the weighting of commercial and consumer loans in the loan portfolio during the nine months ended September 30, 2004. Gross commercial loans increased $136.2 million or 12.4% to $1.234 billion and gross consumer and other loans increased $94.5 million or 10.1% to $1.031 billion at September 30, 2004. Waypoint Financial attributes the substantial growth in the commercial loan portfolio primarily to improved economic conditions and to continued effective sales and marketing efforts. The growth in consumer loans included $49.8 million of home equity-secured consumer loans acquired from Sovereign Bank during the third quarter of 2004. Waypoint elected to acquire these Pennsylvania- and Maryland-originated loans to supplement consumer loan growth within Waypoint's core market. Offsetting these increases, residential mortgage loans decreased $68.8 million or 18.4% as Waypoint Financial continued to sell substantially all residential mortgage originations and prepayments on mortgage loans held in portfolio continued at a historically high level during the first and second quarters of 2004. The composition of loans receivable, net is included in Note (6) of the accompanying Notes to Consolidated Financial Statements.

LOAN COMMITMENTS

Waypoint Financial issues loan commitments to prospective borrowers conditioned on the occurrence of certain events. Commitments are made in writing on specified terms and conditions and are generally honored for up to 60 days from approval. Waypoint Financial had loan commitments and unadvanced loans and lines of credit totaling $816.5 million at September 30, 2004 and $709.3 million at December 31, 2003. Discussion regarding the composition and funding of loan commitments is presented in Note (14) of the consolidated financial statements in the 2003 Annual Report on Form 10-K.

LOAN QUALITY

Waypoint Financial continued to maintain sound credit quality in the loan portfolio during the nine months ended September 30, 2004. Management attributes this performance to consistently strong underwriting standards and credit and collections management. Waypoint Financial follows a comprehensive loan policy that details credit underwriting, credit management and loan loss provisioning techniques.

Non-performing loans totaled $15.2 million or 0.59% of total loans as of September 30, 2004 as compared to $18.2 million or 0.76% of total loans as of December 31, 2003. Waypoint Financial's allowance for loan losses was $30.0 million or 1.16% of total loans as of September 30, 2004 as compared to $28.4 million or 1.17% of total loans as of December 31, 2003. Net loan charge-offs as a percentage of average loans outstanding totaled 0.19% on an annualized basis for the nine months ended September 30, 2004 as compared to 0.26% for the nine months ended September 30, 2003.

NON-PERFORMING ASSETS

The following table sets forth information regarding non-accrual loans, loans delinquent 90 days or more and still accruing, and other non-performing assets as of the dates indicated:

                                                                             As of                 As of
                                                                      September 30, 2004     December 31, 2003
                                                                      ------------------     -----------------
                                                                              (Amounts in thousands)
Non-accrual residential mortgage loans                                    $       271           $       443
Non-accrual commercial loans                                                    7,646                 8,173
Non-accrual other loans                                                           414                    90
                                                                          -----------           -----------
     Total non-accrual loans                                                    8,331                 8,706
Loans 90 days or more delinquent and still accruing                             6,903                 9,498
                                                                          -----------           -----------
     Total non-performing loans                                                15,234                18,204
Total foreclosed other assets                                                     558                   313
Total foreclosed real estate                                                      136                   472
                                                                          -----------           -----------
     Total non-performing assets                                          $    15,928           $    18,989
                                                                          ===========           ===========

     Total non-performing loans to total loans                                   0.59%                 0.76%
                                                                          ===========           ===========

     Allowance for loan losses to non-performing loans                         197.09%               156.18%
                                                                          ===========           ===========

     Total non-performing assets to total assets                                 0.30%                 0.36%
                                                                          ===========           ===========

ALLOWANCE FOR LOAN LOSSES

The following table summarizes the activity in Waypoint Financial's allowance for loan losses for the periods indicated:

                                                                  For the                         For the
                                                            three months ended               nine months ended
                                                      ------------------------------    ------------------------------
                                                      September 30,    September 30,    September 30,    September 30,
                                                          2004             2003             2004              2003
                                                      ------------     ------------     -------------    -------------
                                                                          (Amounts in thousands)
Balance at beginning of period                         $   29,553       $   28,818       $   28,431       $   27,506
Provision for loan losses                                   1,113            2,014            3,916            6,499

Charge-offs:
   Residential mortgage loans                                (101)            (134)            (290)            (453)
   Commercial loans                                           (67)            (552)            (164)          (1,665)
   Consumer and other loans                                  (984)          (1,139)          (2,882)          (3,641)
                                                       ----------       ----------       ----------       ----------
      Total charge-offs                                    (1,152)          (1,825)          (3,336)          (5,759)
                                                       ----------       ----------       ----------       ----------
Recoveries:
   Residential mortgage loans                                  23               40               58              121
   Commercial loans                                           311                9              430              301
   Consumer and other loans                                   177              235              526              623
                                                       ----------       ----------       ----------       ----------
      Total recoveries                                        511              284            1,014            1,045
                                                       ----------       ----------       ----------       ----------
            Net charge-offs                                  (641)          (1,541)          (2,322)          (4,714)
                                                       ----------       ----------       ----------       ----------

Balance at end of period                               $   30,025       $   29,291       $   30,025       $   29,291
                                                       ==========       ==========       ==========       ==========
Annualized net charge-offs
   to average loans outstanding                              0.10%            0.26%            0.19%            0.26%
                                                       ==========       ==========       ==========       ==========

Allowance for loan losses as
   a percentage of total loans                               1.16%            1.21%            1.16%            1.21%
                                                       ==========       ==========       ==========       ==========

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

The following table sets forth the composition of the allowance for loan losses as of the dates indicated:

                                      As of September 30, 2004           As of December 31, 2003
                                   ------------------------------     -----------------------------
                                                     (Dollar amounts in thousands)
                                                       % of Total                        % of Total
                                     Amount             Reserves       Amount             Reserves
                                    -------             --------      --------            ---------
Residential mortgage loans          $   896               2.98%       $ 1,099               3.86%
Commercial loans                     23,507              78.29         20,455              71.95
Consumer and other loans              5,622              18.73          6,877              24.19
                                    -------             ------        -------             ------
     Total                          $30,025             100.00%       $28,431             100.00%
                                    =======             ======        =======             ======

DEPOSITS

During the nine months ended September 30, 2004, deposits increased $153.4 million to $2.874 billion from $2.721 billion at December 31, 2003. Within the deposit portfolio, Waypoint Financial experienced substantial growth in its lower-cost transaction deposits, which increased $351.1 million . This growth in transaction deposit balances resulted from a combination of pricing incentives and increased marketing and sales emphasis on this deposit product line. Time deposits were also up $27.7 million. Partially offsetting this growth was a combined decrease of $225.4 million in money market and savings deposits. The composition of the deposit portfolio is included in Note (7) of the accompanying Notes to Consolidated Financial Statements.

OTHER BORROWINGS

Other borrowings decreased $158.2 million to $1.952 billion as of September 30, 2004 from $2.111 billion as of December 31, 2003. As noted previously, Waypoint Financial funded this decrease with net repayments and prepayments of marketable securities and with cash provided by operating activities. The composition of the borrowing portfolio is included in Note (8) of the accompanying Notes to Consolidated Financial Statements.

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

There were no changes in Waypoint Financial's internal controls over financial reporting that occurred during the fiscal quarter ending September 30, 2004 that have materially affected, or are reasonably likely to materially affect, Waypoint Financial's internal controls over financial reporting.

 PART  II.  OTHER INFORMATION

      Item 1.  Legal Proceedings.
               None.

      Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
               None.

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

               (b) Reports on Form 8-K

                    1. Incorporated by reference, the Company's Report on Form 8-K dated October 22, 2004, reported third quarter financial results and the declaration of a regular quarterly cash dividend.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WAYPOINT FINANCIAL CORP.
                                         (Registrant)

                              By         /s/ David E. Zuern
                                         -------------------
                                           David E. Zuern
                                           President and
                                       Chief Executive Officer

                              By            /s/ James H. Moss
                                            -----------------
                                             James H. Moss,
                                     Senior Executive Vice President
                                       and Chief Financial Officer

Dated:  November 8, 2004